Form 10-Q
period 2017-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2017-10-02
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Not Applicable

Former Name or Former Address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of September 29, 2017 totaled 11,569,088 as follows:

Title of Each Class

Class A Common Stock, $.0001 par value per share	3,497,133
Class B Common Stock, $.0001 par value per share*	8,071,955

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)

ASSETS

Cash and cash equivalents	$1,001,331	$507,247
Accounts receivable, net	1,712,340	151,417
Prepaid expenses	834,935	216,397
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	2,135,536	592,786
Due from affiliated companies	2,082,005	1,372,517
Programming costs, net	5,510,445	3,977,553

Total assets	$18,276,592	$11,817,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable, net of unamortized debt discount of $0 and $318,992, respectively, and unamortized deferred financing costs of
$0 and $40,902, respectively	$4,082,000	$2,610,106
Senior secured notes payable under revolving line of credit to related party, net of unamortized debt discount of $59,941 and $160,667, respectively,
and unamortized deferred financing costs of $0 and $2,845, respectively	4,440,059	3,316,488
Accounts payable and accrued expenses	904,952	694,368
Income taxes payable	349,000	-
Accrued programming costs	1,020,596	1,061,980
Deferred tax liability, net	210,000	439,000
Deferred revenue	850,000	71,429

Total liabilities	11,856,607	8,193,371

Commitments and contingencies

Stockholders' equity

Preferred stock, $.0001 par value, 10,000,000 shares authorized;
none issued or outstanding	-	-
Class A common stock, $.0001 par value, 70,000,000 shares
authorized; 1,250,605 and 893,369 shares, issued and outstanding,
respectively	125	89
Class B common stock, $.0001 par value, 20,000,000 shares
authorized; 8,071,955 shares issued and outstanding	807	807
Additional paid-in capital	7,702,481	4,074,646
Accumulated deficit	(1,283,428)	(450,996)

Total stockholders' equity	6,419,985	3,624,546

Total liabilities and stockholders' equity	$18,276,592	$11,817,917

See accompanying notes to unaudited condensed consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2017	2016	2017	2016

Revenue:

Television	$600,176	$954,545	$1,859,536	$2,068,182
Online	192,541	200,000	350,279	200,000

Total revenue	792,717	1,154,545	2,209,815	2,268,182

Cost of revenue	320,717	524,552	794,923	1,027,227

Gross profit	472,000	629,993	1,414,892	1,240,955

Operating expenses:

Selling, general and administrative (including $159,406 and
$77,018 of non-cash share-based compensation expense for
the three months ended June 30, 2017 and 2016, respectively, and $292,191 and $77,018 of non-cash share-based
compensation expense for the six months ended June 30,
2017 and 2016, respectively)	554,905	307,748	814,913	420,073
Management and license fees	79,272	115,454	220,982	226,818

Total operating expenses	634,177	423,202	1,035,895	646,891

Operating (loss) income	(162,177)	206,791	378,997	594,064

Interest income	3	6	9	7
Interest expense	(576,612)	(45,579)	(1,052,438)	(45,579)

(Loss) income before income taxes	(738,786)	161,218	(673,432)	548,492

(Benefit from) provision for income taxes	(40,000)	108,000	159,000	270,000

Net (loss) income	$(698,786)	$53,218	$(832,432)	$278,492

Net (loss) income per common share:

Basic net (loss) income per common share	$(0.08)	$0.01	$(0.09)	$0.03

Diluted net (loss) income per common share	$(0.08)	$0.01	$(0.09)	$0.03

Weighted average basic shares outstanding	9,144,282	8,769,445	9,105,949	8,764,696

Weighted average diluted shares outstanding	9,144,282	8,819,133	9,105,949	8,814,384

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from Operating Activities:

Net (loss) income	$(832,432)	$278,492
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Share-based compensation	292,191	77,018
Amortization of programming costs	794,923	1,027,227
Amortization of deferred financing costs	43,747	711
Amortization of debt discount	805,893	29,169
Loss on debt extinguishment	24,803	-
Deferred income taxes	(229,000)	270,000
Changes in operating assets and liabilities:
Trade accounts receivable	(1,560,924)	(799,540)
Prepaid expenses and other current assets	(618,538)	(132,162)
Programming costs	(1,747,798)	(2,683,536)
Prepaid distribution fees	(1,542,750)	-
Accounts payable and accrued expenses	200,219	346,669
Income taxes payable	349,000	-
Deferred revenues	778,572	2,557,874

Net cash (used in) provided by operating activities	(3,242,094)	971,922

Cash flows from Investing Activities:

Purchase of video content license from affiliate	-	(5,000,000)

Net cash used in investing activities	-	(5,000,000)

Cash flows from Financing Activities:

Proceeds from revolving credit facility	3,325,000	2,300,000
Repayments of revolving credit facility	(2,305,000)	(800,000)
Payment of deferred financing cost	-	(6,400)
Payment of stock issuance cost	(17,500)	-
Due from affiliated companies	(709,488)	2,423,578
Proceeds from notes payable	2,030,000	-
Proceeds from issuance of common stock	1,413,166	200,878

Net cash provided by financing activities	3,736,178	4,118,056

Net increase in cash and cash equivalents	494,084	89,978

Cash and cash equivalents at beginning of period	507,247	4,078

Cash and cash equivalents at end of the period	$1,001,331	$94,056

Supplemental data:
Interest paid	$228,205	$13,521
Income taxes paid	$52,000	$-

Non-cash operating activity
Fair value of shares issued to executive producer	$625,500	$-

Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$410,976	$262,524
Fair value of shares issued for Trema rights	$-	$792,000
Conversion of senior secured notes payable to Class A common stock	$918,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company, Description of Business and Initial Public Offering

Chicken Soup for the Soul Entertainment, Inc. (the “Company”) is a Delaware corporation formed on May 4, 2016. CSS Productions, LLC (“CSS Productions”), the Company’s predecessor and immediate parent company, was formed in December 2014 by Chicken Soup for the Soul, LLC (“CSS”), a publishing and consumer products company, and initiated operations in January 2015. The Company was formed to create a discrete entity focused on video content opportunities using the Chicken Soup for the Soul brand (the “Brand”). The Brand is owned and licensed to the Company by CSS. Chicken Soup for the Soul Holdings, LLC (“CSS Holdings”), is the parent company of CSS and the Company’s ultimate parent company.

The Company creates and distributes video content under the Brand. The Company has an exclusive, perpetual and worldwide license from CSS to create and distribute video content under the Brand.

In May 2016, pursuant to the terms of the contribution agreement among CSS, CSS Productions and the Company (the “CSS Contribution Agreement”), all video content assets (the “Subject Assets”) owned by CSS, CSS Productions and their CSS subsidiaries were transferred to the Company in consideration for its issuance to CSS Productions of 8,600,568 shares of the Company’s Class B common stock. Since the date of the CSS Contribution Agreement, CSS Productions has transferred certain of these shares of Class B common stock to third parties in certain transactions. Concurrently with the consummation of the CSS Contribution Agreement, certain rights to receive payments under certain agreements comprising part of the Subject Assets owned by Trema, LLC (“Trema”), a company principally owned and controlled by William J. Rouhana, Jr., the Company’s chairman and chief executive officer, were assigned to the Company under a contribution agreement (the “Trema Contribution Agreement”) in consideration for the Company’s issuance to Trema of 159,432 shares or our Class B common stock.

Thereafter, CSS Productions’ operating activities substantially ceased and the Company continued the business operations of producing and distributing the video content.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

The Company operates in one reportable segment, the production and distribution of video content, and currently operates solely in the United States. The Company has entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. The Company intends to do business internationally.

Initial Public Offering of Class A Common Stock

On August 17, 2017, the Company completed its Initial Public Offering (“IPO”) of $30 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). The Company did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the consummation of the IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

The IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable and $4.5 million of senior secured notes payable under the revolving line of credit (see Note 9). The remaining proceeds will be used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Since our IPO occurred after June 30, 2017, the date of the financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS for the year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2017, and the results of its operations for the three month and six month periods ended June 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS for the years ended December 31, 2016 and 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, intangible assets, share-based compensation expense, income taxes and programming costs. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds. Such investments are stated at cost, which approximates fair value.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions. These valuations require significant judgment and estimates.

At June 30, 2017 and December 31, 2016, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and accrued programming costs, approximated their carrying value due to the short-term nature of these instruments.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. At June 30, 2017 and December 31, 2016, an allowance for uncollectible accounts was not considered necessary.

Programming Costs

Programming costs include the unamortized costs of completed, in-process, or in-development long-form and short-form video content. For video content, the Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead.

The costs of producing video content are amortized using the individual-film-forecast method. These costs are amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production.

For an episodic television series, the period over which ultimate revenue is estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later.

Programming costs are stated at the lower of amortized cost or estimated fair value. The valuation of programming costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a program’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular program. The Company performs an annual impairment analysis for unamortized programming costs. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of programming costs may be required as a consequence of changes in management’s future revenue estimates.

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 is amortization of programming costs totaling $320,717 and $524,552, respectively, and for the six months ended June 30, 2017 and 2016 is amortization of programming costs totaling $794,923 and $1,027,227, respectively. There was no impairment charge recorded in the three and six month periods ended June 30, 2017 and 2016.

Income Taxes

The Company was formed on May 4, 2016 as a Sub-Chapter C corporation for federal and state tax purposes. As such, the Company filed its first tax return for the year ended December 31, 2016. CSS Productions has elected to be treated as a partnership for federal and state income tax purposes and, accordingly, no provision is made for income taxes for the taxable income included in the Company’s condensed consolidated results of operations. CSS Productions has not been audited by the taxing authorities since its formation. If taxable income is adjusted as a result of an audit, then CSS Productions may be required to make distributions to satisfy its members’ tax obligations. Any such distributions would not be made from, or be the responsibility of, the Company.

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740: Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or expiration of statutes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures.

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At June 30, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits or liabilities. See Note 11 for additional information.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with Accounting Standards Codification Topic 926: Entertainment – Films (“ASC 926”) as amended. Revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in online revenue in the accompanying consolidated statements of operations.

Revenue generated under the distribution agreement with A Sharp, Inc., d/b/a A Plus (“A Plus”) is reported on a net basis as the Company earns a commission on the distribution of A Plus’ content (see Note 12).

Cash advances are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Share-based Payments

The Company accounts for share-based payments in accordance with ASC 718: Share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, net of estimated forfeitures. Shares issued for services are based upon current selling prices of the Company’s Class A common stock or independent valuations.

The Company estimates the fair value of share-based instruments, options, etc., using the Black-Scholes option-pricing model. All share-based awards were fulfilled with new shares of Class A common stock.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs in the three and six month periods ended June 30, 2017 and 2016.

Earnings Per Share

Basic net earnings or net loss per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted net earnings or loss per common share assumes that Class B common stock of the Company issued pursuant to the Contribution Agreement and the resulting recapitalization of the Company is issued and outstanding as of January 1, 2016.

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. In applying the treasury stock method, the Company assumed a share price of $12 per share based on the price of its Class A common stock in its IPO. See Note 6.

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances exceeded the federally insured limits. The uninsured balance at June 30, 2017 and December 31, 2016 was approximately $501,000 and $5,600, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank, revenue and accounts receivable. Concentrations of credit risk with respect to accounts receivable and revenue are significant due to the small number of customers comprising the Company’s customer base.

For the six months ended June 30, 2017, we had 4 customers, which accounted for 95% of our total revenue (the largest of which accounted for 75%). For the six months ended June 30, 2017, the Company had 2 customers that accounted for 90% of accounts receivable (the largest of which accounted for 81%). As of December 31, 2016, the Company had one customer that accounted for all accounts receivable.

Note 3 – Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB ASC Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance.

In May 2016, the FASB issued ASU 2016-12, “Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20).

The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

The effective date for all ASUs with respect to Topic 606 noted above for public companies is annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact these ASUs will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 address certain aspects in lease accounting, with the most significant impact for lessees. The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 address several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

ASU 2016-09 is effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company does not anticipate any material impact of ASU 2016-09 on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. This amendment provides clarity when applying guidance in Topic 718 to a change to the terms or conditions of a share-based payment award and provides guidance about which changes require an entity to apply modification accounting. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate any material impact of ASU 2017-09 on its consolidated financial statements.

Note 4 – Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”), on whose advisory board the Company’s chief executive officer sits, entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Foundation has funded two seasons of the show that aired on CBS and has agreed to fund Hidden Heroes for a third season.

(b) In September 2015, CSS Productions received corporate sponsorship funding from a company (the “Sponsor”), to develop the Company’s second episodic television series entitled Project Dad, a Chicken Soup for the Soul Original (“Project Dad”). Project Dad presents three busy celebrity dads as they put their careers on the “sidelines” and get to know their children like never before.

The Project Dad slate was comprised of eight, one-hour episodes that aired weekly on Discovery Communications, LLC’s Discovery Life network in November and December 2016. In addition, in January 2017, Project Dad began airing on Discovery Communications, LLC’s TLC network. The Sponsor has agreed to fund a new parenting series.

In accordance with ASC 926 as amended, the Company has recognized revenue for the Hidden Heroes and Project Dad series as the episodes became available for delivery and broadcast.

(c) On June 20, 2017, the Company entered into an agreement with HomeAway.com to receive corporate sponsorship funding for an episodic television series entitled Vacation Rental Potential. This series will give viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain financial success.

Note 5 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognized these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three and six months ended June 30, 2017, respectively, the Company recognized $133,100 and $249,700 of non-cash share-based compensation expense in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2017, the Company had unrecognized pre-tax compensation expense of $951,500 related to non-vested stock options under the Plan. There were 94,584 stock options vested at June 30, 2017.

Stock options activity as of June 30, 2017 is as follows:

As of June 30, 2017

	Number of Stock Options	Weighted Average Grant Date Fair Value

Total outstanding at the beginning of the period	-	$-
Options granted	455,000	2.64
Options exercised	-	-
Actual options forfeited	-	-
Options expired	-	-

Total outstanding at the end of the period	455,000	$2.64

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Assumptions used in calculating the fair value of the stock options granted during 2017 are summarized below:

Weighted Average as of June 30, 2017
Valuation assumptions:

Expected dividend yield	0%
Expected equity volatility	57%
Expected term (years)	2 - 3
Risk-free interest rate	1.94%
Exercise price per stock option	$6.50 - $7.50
Market price per share	$5.78
Weighted average fair value per stock option	$2.64

The Company also awards common stock grants to directors and non-employee executive producers. For the three months ended June 30, 2017 and 2016, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense of $26,306 and $77,018, respectively and for the six months ended June 30, 2017 and 2016, the Company recognized non-cash share-based compensation expense of $42,491 and $77,018 respectively.

Additionally, the Company capitalized as programming costs, the fair value of Class A common stock and Class Z warrants totaling $625,500 issued to a non-employee executive producer of two television shows to be produced, based on an independent valuation of such shares and warrants. The programming costs will be amortized to cost of revenue as the television shows become available for delivery in accordance with Company accounting policy.

Note 6 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Basic weighted-average shares outstanding	9,144,282	8,769,445	9,105,949	8,764,696

Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	-	-	-	-
Assumed issuance of shares from exercise of warrants (a)	-	49,688	-	49,688

Diluted weighted-average shares outstanding	9,144,282	8,819,133	9,105,949	8,814,384

(a) The additional shares from the exercise of stock options and warrants for the three and six month periods ended June 30, 2017 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Note 7 – Programming Costs

Programming costs, net of amortization, consists of the following:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	June 30,	December 31,
	2017	2016

Released, net of accumulated amortization of $4,546,886
and $3,801,963, respectively	$3,793,443	$3,228,440

In production	316,676	100,000

In development	1,400,326	649,113

	$5,510,445	$3,977,553

Note 8 – Intangible Asset - Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). In granting the Perpetual License, CSS required an initial purchase price of $5,000,000, which approximated its costs to CSS, and was paid by the Company during 2016. The Company has recorded the initial purchase price of the Perpetual License at the estimated cost to CSS in its consolidated balance sheets.

Note 9 – Senior Secured Notes Payable and Senior Secured Revolving Line of Credit

Senior Secured Notes Payable

From July 2016 through May 2017, the Company sold in a private placement (“Debt Private Placement”) $5,000,000 aggregate principal amount of 5% senior secured term notes (the “Term Notes”) and Class W warrants to purchase an aggregate of 460,000 shares of Class A common stock at $7.50 per share (the “Warrants”).

In June 2017, at the election of certain Noteholders, the Company converted $918,000 of Term Notes into 102,060 Class A common shares at a conversion price per share of $9 and issued Class Z warrants to purchase an aggregate of 30,618 shares of Class A common stock at $12 per share, to those Noteholders that elected to convert.

The Term Notes ranked pari passu with the Senior Secured Revolving Line of Credit described below (“Credit Facility”) and senior to any existing or future indebtedness of the Company. The Term Notes were secured by a first priority security interest and lien on all tangible and intangible assets of the Company, and was subject to an intercreditor agreement with respect to the Credit Facility.

As discussed in Note 14, the Term Notes were repaid in full on August 18, 2017 from the proceeds of the IPO.

The Term Notes and the Warrants are accounted for in accordance with Accounting Standards Codification Topic 470: Debt (“ASC 470”) which provides, among other things, that the fair value is allocated between the debt and the related warrants. The Warrants are exercisable at any time prior to June 30, 2021 and are callable under certain circumstances, but in no event prior to January 31, 2018.

The fair value of the Warrants was determined to be $1,079,360 using the Black-Scholes option-pricing model and the relative fair value of the warrants was recorded as a discount to the Term Notes with a corresponding credit to additional paid-in capital.

For the six months ended June 30, 2017, amortization of the debt discount of $627,974, amortization of deferred financing costs of $40,902, and cash interest expense paid on the Term Notes of $109,126 is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (see Note 12).

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into the Credit Facility with an entity controlled by its chief executive officer (the “Lender”). Under the amended terms of the Credit Facility, the Company can borrow up to an aggregate of $4,500,000 until June 30, 2018 (the “Maturity Date”).

Advances made under the Credit Facility can be used for working capital and general corporate purposes, and were used in part, for payments in 2016 due to CSS pursuant to the license agreement with the Company.

Borrowings under the Credit Facility bear interest at 5% per annum and an annual fee equal to 0.75% of the unused portion of the Credit Facility, payable monthly in arrears in cash.

If payment obligations under the Credit Facility are still outstanding at the Maturity Date, or, if prior to the Maturity Date there is an event of default as prescribed by the Credit Facility, then, at the option of the Company, (a) all principal and interest may be exchanged into shares of Class A common stock of the Company on the same terms as the Company’s most recently completed equity financing, provided, that under no circumstances shall the pre-money valuation used for this exchange be less than $52,560,000, (b) the Maturity Date of the Credit Facility may be extended by mutual agreement of the parties, and (c) all principal and interest will be paid in full. In connection with the Credit Facility, the Company issued Class W warrants to the Lender to purchase 157,500 shares of the Company’s Class A common stock at an exercise price of $7.50 per share.

All Warrants issued to the Lender expire on May 12, 2021 and are accounted for as equity warrants.

The Credit Facility and the related warrants are accounted for in accordance with ASC 470, which provides, among other things, that the fair value is allocated between the debt and the related warrants. The fair value of the warrants issued was determined to be $424,025 using the Black-Scholes option-pricing model and the relative fair value of the warrants was recorded as a discount to the Credit Facility with a corresponding credit to additional paid-in capital.

For the six months ended June 30, 2017, amortization of the debt discount of $177,919, amortization of deferred financing costs of $2,845 and cash interest expense paid on the Credit Facility of $93,672 is included in interest expense in the accompanying condensed consolidated statement of operations.

As discussed in Note 14, the balance outstanding under the Credit Facility of $4.5 million was repaid in full on August 23, 2017 from the proceeds of the IPO. The Company can request additional advances under the Credit Facility up to $4.5 million at any time until the Maturity Date.

Note 10 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001. As of June 30, 2017, and December 31, 2016, the Company had 1,250,605 and 893,369 shares of Class A Stock outstanding, respectively and 8,071,955 shares of Class B Stock outstanding. There are no shares of preferred stock outstanding.

Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share.

Recapitalization

As described in Note 1, in May 2016, pursuant to the terms of the CSS Contribution Agreement, the Company issued 8,600,568 shares of the Company’s Class B common stock as consideration paid for all video content assets owned by CSS, CSS Productions and their CSS subsidiaries. CSS Productions transferred certain of these shares of Class B common stock to third parties.

Concurrently with the consummation of the CSS Contribution Agreement, certain rights to receive payments under certain agreements comprising part of the Subject Assets owned by Trema, LLC (“Trema”), a company principally owned and controlled by William J. Rouhana, Jr., the Company’s chairman and chief executive officer, were assigned to the Company under a contribution agreement (the “Trema Contribution Agreement”) in consideration for the Company’s issuance to Trema of 159,432 shares or our Class B common stock. The Company recorded $16 par value of common stock and $792,000 of additional paid-in capital as of June 30, 2016.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity Private Placements

Between June 2016 and May 2017, the Company sold Class A common stock in two private placements.

From June 2016 through November, 2016, the Company sold in a private placement (the “2016 Equity Private Placement”) a total of 17,096 units with aggregate proceeds of $1,025,760, consisting of an aggregate of 170,960 shares of Class A common stock and Warrants to purchase an aggregate of 51,288 shares of Class A common stock. The purchase price of each unit was $60 and each unit consisted of 10 shares of Class A common stock and 3 Warrants exercisable at $7.50 each. The Warrants are exercisable at any time prior to June 30, 2021 and are accounted for as equity warrants. The Warrants are callable under certain circumstances, but in no event prior to January 31, 2018.

From November 2016 and through May 2017, the Company sold in a private placement (the “2017 Equity Private Placement”) a total of 15,011 units with aggregate proceeds of $975,710 consisting of an aggregate of 150,112 shares of Class A common stock and Warrants to purchase an aggregate of 45,034 shares of Class A common stock. The purchase price of each unit was $65 and each unit consisted of 10 shares of Class A common stock and 3 Warrants exercisable at $7.50 each. The Warrants are exercisable at any time prior to June 30, 2021 and are accounted for as equity warrants. The Warrants are callable under certain circumstances, but in no event prior to January 31, 2018.

Family members of officers of the Company and of CSS have participated in the 2016 Equity Private Placement and the 2017 Equity Private Placement on the same terms and conditions as other investors (see Note 12).

In two separate transactions, other parties purchased a total of 55,000 shares of Class A common stock and Warrants to purchase an aggregate of 50,000 shares of Class A common stock. Total proceeds to the Company were $487,500.

Executive Producer Shares

As described in Note 5, in June 2017 the Company issued 50,000 shares of Class A common stock and a Class Z warrant to purchase 50,000 shares of Class A common stock at $12 per share to a non-employee executive producer of two television shows to be produced by the Company. Based on an independent valuation of such shares and warrants, the fair value of this award using observable market input for the Class A common stock issuance and a Black Scholes model for the warrant totaled $625,500.

Note 11 – Income Taxes

The Company’s (benefit from) provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate it expects to achieve for the full year.

For the six months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $159,000 and $270,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the six months ended June 30, 2017 and 2016 was (24%) and 49%, respectively. For the six months ended June 30, 2017, the Company’s consolidated statement of operations includes amortization of debt discounts included in interest expense. The amortization of debt discounts is deemed to be non-deductible for federal and state income tax purposes. For the six months ended June 30, 2016, the Company incurred a temporary timing difference whereby certain net programming costs were deducted for income tax purposes in prior periods, creating a higher effective income tax rate for the six months ended in 2016.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Related Party Transactions

(a)	Affiliate Resources and Obligations

In May 2016, the Company entered into agreements with CSS and affiliated companies that provide the Company with access to important assets and resources as described below (the “2016 Agreements”). The 2016 Agreements include a management services agreement and a license agreement. A summary of the 2016 Agreements is as follows:

Management Services Agreement

The Company is a party to a Management Services Agreement with CSS (the “Management Agreement”). Under the terms of the Management Agreement, the Company is provided with the operational expertise of the CSS companies’ personnel, including its chief executive officer.

Pursuant to the Management Agreement, the Company also receives other services, including accounting, legal, marketing, management, data access and back office systems, and requires CSS to provide office space and equipment usage.

Under the terms of the Management Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 5% of the gross revenue as reported under GAAP for each fiscal quarter. If the Company or its successor, then reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the quarterly fee will be based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended June 30, 2017 and 2016, the Company recorded management fee expense of $39,636 and $57,727, respectively, payable to CSS. For the six months ended June 30, 2017 and 2016, the Company recorded management fee expense of $110,491 and $113,409, respectively, payable to CSS.

Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the three months or six month periods ended June 30, 2017 and 2016.

The term of the Management Agreement is five years, with automatic one-year renewals thereafter unless either party elects to terminate by delivering written notice at least 90 days prior to the end of the then current term. The Management Agreement is terminable earlier by either party by reason of certain prescribed and uncured defaults by the other party. The Management Agreement will automatically terminate in the event of the Company’s bankruptcy or a bankruptcy of CSS or if the Company no longer has licensed rights from CSS under the License Agreement described below

License Agreement

The Company is a party to a trademark and intellectual property license agreement with CSS (the “License Agreement”). Under the terms of the License Agreement, the Company has been granted a perpetual, exclusive license to utilize the Brand and related content, such as stories published in the Chicken Soup for the Soul books, for visual exploitation worldwide.

In consideration of the License Agreement, in May 2016 the Company paid to CSS a one-time license fee of $5,000,000, comprised of a $1,500,000 cash payment and the concurrent issuance to CSS of the CSS License Note, having a principal amount of $3,500,000 and bearing interest at 0.50% per annum (the “Note”). The Note provided that it could be prepaid at any time in the discretion of the Company. The Note was due on the earlier of (a) five business days after the date of written demand by CSS and (b) the third business day following the closing date of an initial public offering of the common stock of the Company. The Note was repaid in full by September 16, 2016. Included in interest expense in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2016 is $2,178 of interest paid to CSS while the Note was outstanding.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the terms of the License Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company also pays an incremental recurring license fee to CSS equal to 4% of gross revenue as reported under GAAP for each fiscal quarter.

If the Company or its successor then reports under the Exchange Act, the quarterly fee will be based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. Each quarterly amount shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended June 30, 2017 and 2016, the Company recorded license fee expense of $39,636 and $57,727, respectively, payable to CSS. For the six months ended June 30, 2017 and 2016, the Company recorded license fee expense of $110,491 and $113,409, respectively, payable to CSS.

(b) Distribution Agreement with A Plus

In September 2016, a wholly-owned subsidiary of CSS acquired a majority of the issued and outstanding common stock of A Plus. A Plus develops and distributes high quality, empathetic short-form videos and articles to millions of people worldwide. A Plus is a digital media company founded, chaired, and partially owned by actor and investor Ashton Kutcher. Mr. Kutcher owns 23%, third parties own 2%, and the CSS subsidiary owns 75% of A Plus.

In September 2016, the Company entered into a distribution agreement with A Plus (the “A Plus Distribution Agreement”). The A Plus Distribution Agreement has an initial term ending in September 2023. Under the terms of the A Plus Distribution Agreement, the Company has the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus.

Under the terms of the A Plus Distribution Agreement, the Company was obligated to pay A Plus an advance of $3,000,000 by March 31, 2017 (the “A Plus Advance”) which was recorded as prepaid distribution fees in the consolidated balance sheets.

The Company is entitled to retain a net distribution fee of 30% (40% while any portion of the A Plus Advance remains outstanding) of gross revenue generated by the distribution of A Plus video content and 5% (15% while any portion of the A Plus Advance remains outstanding) of gross revenue generated by the distribution of A Plus editorial content. The Company recoups the A Plus Advance by retaining the portion of gross revenue otherwise payable by the Company to A Plus under the A Plus Distribution Agreement and applying same to the recoupment of the A Plus Advance. The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At June 30, 2017 and December 31, 2016, prepaid distribution fees were $2,135,536 and $592,786, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2017 includes $91,840 and $178,150, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement.

(c) Debt Private Placement and Equity Private Placements

Officers of the Company and of CSS, and their family members (“Related Parties”), made purchases under the Debt Private Placement, the 2016 Equity Private Placement, and the 2017 Equity Private Placement on the same terms and conditions as offered to other investors. As of June 30, 2017, Related Parties purchased $1,413,140 under the 2017 Equity Private Placement and $2,030,000 under the Debt Private Placement. As of June 30, 2016, Related Parties purchased $220,877 under the Debt Private Placement.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(d) Consulting Agreement

CSS Productions had a consulting agreement with Low Profile Films, Inc. (“Low Profile”). Low Profile provided executive production services for the Company that included all activities necessary to establish and maintain relationships regarding CSS Productions proposed feature length film, a possible talk show and, Low Profile was to oversee the production to facilitate the public viewing or distribution of same. The owner of Low Profile is the son of the Company’s chairman and chief executive officer.

The Company’s agreement with Alcon for a feature length film expired on July 15, 2016 and as a result, the Company and Low Profile mutually agreed to terminate the executive production services agreement as of July 15, 2016. For the three months and six months ended June 30, 2016, the Company paid Low Profile $15,000 and $30,000, respectively, for services provided, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

(e) Sponsorship by the Foundation

CSS and the Company have several agreements with a charitable foundation (the “Foundation”), on whose advisory board the Company’s chief executive officer sits, under which the Foundation agreed to sponsor a Saturday morning family television show as discussed in Note 4. As of June 30, 2017, two seasons of original episodes of Hidden Heroes have aired. For the three months ended June 30, 2017 and 2016, the Company recognized revenue of $602,273 and $954,545, respectively, from this sponsorship. For the six months ended June 30, 2017 and 2016, the Company recognized $1,666,588 and $2,068,182, respectively, from this sponsorship.

Note 13 - Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. Legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

The Company is not currently, and has not been since inception, subject to any legal claims or actions. Further, the Company has no knowledge of any pending legal actions and does not believe it is currently a party to any pending legal claims or actions.

Note 14 – Subsequent Events

(a) Initial Public Offering of Class A Common Stock

As discussed in Note 1, “Initial Public Offering of Class A Common Stock”, on August 17, 2017, the Company completed its IPO of $30 million consisting of 2,500,000 shares of Class A Shares at an offering price of $12.00 per share. In connection with the consummation of the IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

The IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of Term Notes and $4.5 million of senior secured notes payable under the Credit Facility. The remaining proceeds will be used for general corporate purposes including working capital, acquisition of video content library and strategic transactions.

As discussed in Note 9, the Company can request additional advances under the Credit Facility up to $4.5 million at any time until its Maturity Date.

(b) Payment of Management Fees and License Fees to CSS

On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed for the years 2015 and 2016 and for the six months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS as submitted to the Securities and Exchange Commission (“SEC”) on August 8, 2017 (Form 1-A POS”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 1-A POS for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” section of the report on Form 1-A POS, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

You should refer to the “Risk Factors” section of the report on Form 1-A POS, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016, and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the report on Form 1-A POS completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

As previously announced, the Company is targeting full year 2017 total revenue of $20 million and full year 2017 EBITDA of $10 million and full year 2018 total revenue of $36 million and full year 2018 EBITDA of $18 million.

The Company is exploring ways to reward long-term owners of its common stock, which could include exchange offers or other transactions involving its outstanding securities. The intention of any such transaction would be to enhance the value of such securities.  The alternatives currently being evaluated are intended to reward holders of our outstanding securities, provide additional incentives for long-term ownership of such securities and attract additional investors to our company. The determination whether or not to proceed with any such transaction shall be in the company’s sole discretion and shall be based upon market conditions at such time, among other considerations. There can be no assurance that any such transaction will occur at all, or if it does, that it will ultimately result in any increase in value for the company’s securities.

Recent Developments

Initial Public Offering of Shares of Class A Common Stock

On August 17, 2017, we completed our Initial Public Offering (“IPO”) of $30 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 of our newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). We did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the completion of our IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

Our IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.6 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable (“Term Notes”) and $4.5 million of senior secured notes payable under the revolving line of credit (“Credit Facility”). The remaining proceeds will be used by us for general corporate purposes including working capital, acquisition of video content and strategic transactions. Since our IPO occurred after June 30, 2017, the date of the financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above. As described in “Liquidity and Capital Resources – Cash Requirements” below, our cash from the net proceeds of our IPO should be sufficient to meet our cash requirements for at least the next 12 months.

Vacation Rental Potential Television Series

On June 20, 2017, we entered into an agreement with HomeAway.com to receive corporate sponsorship funding for an episodic television series entitled Vacation Rental Potential. This series will seek to provide viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain financial success. The Vacation Rental Potential slate is comprised of 10 half-hour episodes.

Business Overview

Chicken Soup for the Soul Entertainment, Inc. (the “Company”, “we”, “us” or “our”) curates and shares video stories that bring out the best of the human spirit. We create and distribute our video content under the Chicken Soup for the Soul brand (the “Brand”). We have an exclusive, perpetual and worldwide license from Chicken Soup for the Soul, LLC (“CSS”), a publishing and consumer products company, to create and distribute video content under the Brand. Chicken Soup for the Soul Holdings, LLC is the parent company of CSS and our ultimate parent company.

Since our inception in January 2015, our business has grown rapidly and is profitable on an annual basis. For the full year 2016, our revenue was $8.1 million, as compared to 2015 revenue for the full year of $1.5 million. We had net income of $0.8 million for the full year 2016, as compared to a full year net loss of $0.8 million in 2015, our first year in business. Our 2016 Adjusted EBITDA was $3.8 million for the full year, as compared to full year 2015 Adjusted EBITDA of $0.0 million.

We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships.

We partner with highly-regarded independent producers to develop and produce our video content. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. We seek committed funding prior to moving forward with a project. Since we seek to secure both the committed funding and production capabilities for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects (usually less than $25,000 per project).

We are a Delaware corporation formed on May 4, 2016. CSS Productions, LLC (“CSS Productions”), our predecessor and immediate parent company, was formed in December 2014 by CSS, and initiated operations in January 2015. We were formed to create a discrete entity focused on video content opportunities using the Brand. In connection with our succession to the operations of CSS Productions, all video content assets owned by CSS and any of its affiliates, including all rights and obligations related thereto, were transferred to us upon formation on May 4, 2016. Thereafter, CSS Productions’ operating activities substantially ceased and the Company continued the business operations of producing and distributing the video content.

Use of Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the years ended December 31, 2016 and 2015, and for the six months ended June 30, 2017, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly effect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Reporting Segment

We operate in one reportable business segment - the production and distribution of video content. We currently operate solely in the United States, but recently entered into a distribution agreement with a company located in the United States for the distribution of an episodic television series in Europe. We intend to continue to sell our video content internationally.

Seasonality and Cyclicality

Revenue derived from our long-form and short-form production activities has been cyclical as a result of the timing of sponsorship agreements funding those activities. To date, this has affected our production schedules and hence, our revenue, since we recognize revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. As a result, we have reported the vast majority of our revenue in the fourth quarter of each year as follows:

	Q1	Q2	Q3	Q4	Total
Revenue - FYE 2016	$1,113,637	$1,154,545	$136,364	$5,714,086	$8,118,632
% by Quarter	13.7%	14.2%	1.7%	70.4%	100.0%
Revenue - FYE 2015 (a)	-	-	$159,091	$1,347,727	$1,506,818
% by Quarter	-	-	10.6%	89.4%	100.0%

(a) Our first revenue was recorded in the third quarter of 2015.

For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year which should result in more balanced revenue across all quarters of each year over time.

Financial Results of Operations

Revenue

Our television revenue is derived primarily from corporate and charitable sponsors that pay us for the production of half-hour and one-hour episodic television programs. Our online revenue is derived from funds paid to us for the production of short-form online videos and from content generated by A Sharp, Inc., d/b/a A Plus (“A Plus”) under our distribution agreement with A Plus, a digital media company. In addition, we have a substantial and growing pipeline of potential sponsors.

Cost of Revenue

Our cost of revenue is derived from the amortization of capitalized programming costs relating to both television and short-form online videos. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production. Our costs are fixed for each series before we begin production. We have a growing list of independent production companies that we work with.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses includes salaries and benefits, non-cash share-based compensation, public relations and investor relations fees, outside director fees, professional fees and other overhead. A significant portion of selling, general and administrative expenses are covered by our management agreement with CSS, as noted below.

Management and License Fees

We pay management fees of five percent of our gross revenue to CSS pursuant to a Management Services Agreement. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Services Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

We pay license and marketing support fees of five percent of our gross revenue to CSS pursuant to a License Agreement. Four percent of this fee is a recurring license fee for the right to use all video content of the Brand. One percent of this fee relates to marketing support activities through CSS’ email distribution, blogs and other marketing and public relations resources. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Interest Expense

Our interest expense is comprised of cash interest paid on the Term Notes and the Credit Facility. We also record non-cash based interest as a result of the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are amortized over the term of the related debt. As a result of using a portion of the net proceeds of the IPO to pay down the Term Notes and the Credit Facility, we should have much lower interest expense unless we choose to incur debt under the available Credit Facility or other sources, in connection with the growth of our business.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rate is recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more-likely-than-not to be realized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016

As noted above, to date the vast majority of our revenue, and therefore our earnings, is recognized in the fourth quarter of the year since we recognize revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. Because of our current stage of development, we generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. Therefore, the results of operations for the first three quarters of each year are not indicative of our results of operations for the full year.

The following table presents revenue and expense line items reported in our Unaudited Condensed Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Three Months Ended June 30,				Change
	2017		2016		Period to Period
Revenue:
Television	$600,176	76%	$954,545	83%	$(354,369)	-37%
On-line	192,541	24%	200,000	17%	(7,459)	-4%
Total revenue	792,717	100%	1,154,545	100%	(361,828)	-31%
Cost of revenue	320,717	40%	524,552	45%	(203,835)	-39%
Gross profit	472,000	60%	629,993	55%	(157,993)	-25%
Operating expenses:
Selling, general and administrative	554,905	70%	307,748	27%	247,157	80%
Management and license fees	79,272	10%	115,454	10%	(36,182)	-31%
Total operating expenses	634,177	80%	423,202	37%	210,975	50%
Operating (loss) income	(162,177)	-20%	206,791	18%	(368,968)	-178%
Interest income	3	0%	6	0%	(3)	*
Interest expense	(576,612)	-73%	(45,579)	-4%	(531,033)	*
(Loss) income before income taxes	(738,786)	-93%	161,218	14%	(900,004)	*
(Benefit from) provision for income taxes	(40,000)	-5%	108,000	9%	(148,000)	*
Net (loss) income	$(698,786)	-88%	$53,218	5%	$(752,004)	*

* Not Meaningful

Revenue

As noted above, the vast majority of our revenue is recognized in the fourth quarter of the year. Total revenue decreased by $361,828, or 31%, for the three months ended June 30, 2017 compared to the prior year period. This was primarily due to a $354,369, or 37% decrease, in television revenue. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast.

Television revenue

In October 2016, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), our first episodic television series, began its second season airing on CBS Television Network (“CBS”) and will continue airing through September 2017. Season one of Hidden Heroes aired on CBS from October 2015 to September 2016. The Hidden Heroes slate for season one and season two is comprised of half-hour episodes totaling 26 episodes, each airing twice over a 52-week season. The sponsor for Hidden Heroes, a stockholder of our company, has agreed to fund the series for a third season.

As a result of CBS’ schedule, less original episodes of Hidden Heroes season two aired during the three months ended June 30, 2017 compared to the airing of original episodes of season one in the prior year period. We recognize revenue for episodic television programs as each episode becomes available for delivery or becomes available for broadcast.

We generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. We anticipate that our revenue should become more evenly distributed throughout the year in the future as we expand our business and diversify our video content offerings. Until such time, our quarter to quarter financial results are not comparable within any single fiscal year or from fiscal year to fiscal year. As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Online revenue

Online revenue was 24% and 17% of total revenue for the three months ended June 30, 2017 and for the prior year period, respectively. Our online revenue includes revenue generated from the exhibition of our video content online, primarily our short-form video content, including our Sips™ and our net revenue earned through our A Plus Distribution Agreement. Producer payments due to A Plus per the A Plus Distribution Agreement are recorded as a reduction to our recorded amount of revenue. The A Plus Distribution Agreement was signed in September 2016 and as a result, does not impact the three months ended June 30, 2016. Online revenue is recognized when the videos are posted to a website for viewing.

Cost of Revenue

Our cost of revenue decreased by $203,835, or 39%, for the three months ended June 30, 2017 compared to the prior year period. As a result, gross profit margin for 2017 increased from 55% to 60%. Overall, we expect gross profit margin for the full year 2017 to be approximately the same as for the full year 2016.

Cost of revenue represents amortization of programming costs in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production and to the extent that episodes were recognized as revenue by us.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead.

The costs of producing our long-form and short-form video content are amortized using the individual-film-forecast method. This method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which may span several years.

Cost of revenue for Hidden Heroes seasons one and two was 84% and 73% of total cost of revenue for the three months ended June 30, 2017 and for the prior year period, respectively.

Selling, General and Administrative

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Three Months Ended June 30,		Change
	2017	2016	Period to Period

Payroll and benefits	$104,338	$99,017	$5,321	5%
Share-based compensation	159,406	77,018	82,388	107%
Outside professional services	227,130	62,283	164,847	265%
Other costs	64,031	69,430	(5,399)	-8%

	$554,905	$307,748	$247,157	80%

Our selling, general and administrative expenses increased by $247,157, or 80%, for the three months ended June 30, 2017 compared to the prior year period. This was primarily due to a $164,847, or 265% increase, in outside professional services. This increase resulted primarily from our anticipated IPO, whereby we utilized public relations and investor relations firms during the 2017 period totaling $128,737.

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $164,779, or 71%, for the three months ended June 30, 2017 compared to the prior year period. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

During 2017, our employees and certain outside professional consultants spent a significant portion of their time directly on released, in production and in development long-form episodic television series and short-form online video content. In accordance with GAAP, these costs (including benefits) are capitalized as programming costs and amortized to cost of revenue as described above. The total amount capitalized for the three months ended June 30, 2017 was $80,892.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the our underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2017, we recognized $133,100 of non-cash share-based compensation expense. We also award Class A common stock grants to outside directors and non-employee executive producers and service providers. For the three months ended June 30, 2017 and 2016, the Company recognized non-cash share-based compensation expense of $26,306 and $77,018, respectively, for Class A common stock grants to our outside directors and service providers.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the three months ended June 30, 2017 and 2016. On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed to CSS for the years 2015 and 2016 and for the six months ended June 30, 2017. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. As indicated above, we believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the three months ended June 30, 2017, we recorded interest expense totaling $576,612. Of this amount, $113,158, or 20%, was paid in cash and $463,454, or 80%, was non-cash based. For the three months ended June 30, 2016, we recorded interest expense totaling $45,579. Of this amount, $15,699, or 34%, was paid in cash and $29,880, or 66%, was non-cash based.

The following table presents cash based and non-cash based interest expense for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
Cash Based:
Term Notes	$60,223	$-
Revolving line of credit	52,935	13,521
License note - CSS	-	2,178
	113,158	15,699
Non-Cash Based:
Amortization of debt discount	441,582	29,169
Amortization of deferred financing costs	21,872	711
	463,454	29,880

	$576,612	$45,579

We incurred interest expense on our outstanding Term Notes and on net advances under the revolving line of credit of our Credit Facility. We also record non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over the respective terms. The Term Notes bear interest at 5% per annum. The Credit Facility also bears interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by December 31, 2016 was $2,970,000 and by May 2017, the aggregate principal balance sold was $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $1,500,000 at June 30, 2016 and were $3,480,000 at December 31, 2016. The net advances outstanding were $3,800,000 at March 31, 2017 and were $4,500,000 at June 30, 2017. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until June 2018.

(Benefit from) Provision for Income Taxes

Our (benefit from) or provision for income taxes consists of federal and state income taxes. We recorded an income tax benefit of $40,000 for the three months ended June 30, 2017, and a provision for income taxes of $108,000 for the three months ended June 30, 2016. We apply the expected annual federal and state effective tax rates in determining our taxes. See “Results of Operations – For The Six Months Ended JUNE 30, 2017 Compared With The Six Months Ended JUNE 30, 2016” below, for further discussion of income taxes.

Affiliate Resources and Obligations

CSS License Agreement

In May 2016, we entered into a trademark and intellectual property license agreement with CSS, which we refer to as the “CSS License Agreement.” Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. We paid CSS a one-time license fee of $5 million comprised of a $1.5 million cash payment and the concurrent issuance to CSS of the CSS License Note, having a principal amount of $3.5 million and bearing interest at 0.50% per annum. The CSS License Note was repaid on September 14, 2016.

We are also obligated to pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter, with each quarterly fee payable on or prior to the 45th day after the end of the calendar quarter to which it relates. Under the terms of the CSS License Agreement, the first quarterly fee was payable by us with respect to the quarter ended March 31, 2016, as CSS had already been rendering services to our predecessor with respect to the video content business. Provided that the CSS License Agreement remains in place, CSS has agreed that it will not engage, and will not cause or permit its subsidiaries (other than us) to engage, in the production or distribution of video content, including that which is unrelated to the Chicken Soup for the Soul brand, except in connection with the marketing of their other products and services.

On August 21, 2017, the Company paid to CSS $572,172 in license fees owed for the years 2015 and 2016 and for the six months ended June 30, 2017. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

In May 2016, we entered into a management services agreement, that has an initial term of five years and automatically renews for additional one-year terms at the discretion of the parties thereto, which we refer to as the “CSS Management Agreement.” Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Pess.

The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. We are obligated to pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter, with each quarterly payable on or prior the 45th day after the end of the calendar quarter to which it relates. The first quarterly fee was payable by us with respect to the quarter ended March 31, 2016, as CSS had already been rendering services to our predecessor with respect to the video content business.

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months or six month periods ended June 30, 2017 and 2016.

On August 21, 2017, the Company paid to CSS $739,422 in management fees owed for the years 2015 and 2016 and for the six months ended June 30, 2017. We believe that the terms and conditions of the CSS Management Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

A Plus Distribution Agreement

In September 2016, we entered into the A Plus Distribution Agreement. A Plus develops and distributes high quality, empathetic short-form videos and articles to millions of people worldwide. The A Plus Distribution Agreement has an initial term ending in September 2023. Under the terms of the A Plus Distribution Agreement, we have the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus. Under the terms of the A Plus Distribution Agreement, we paid A Plus an advance of $3 million (the “A Plus Advance”). We recoup the A Plus Advance by retaining the portion of gross revenue otherwise payable by the Company to A Plus and applying such A Plus Revenue to the recoupment of the A Plus Advance. We will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. A Plus is a digital media company founded, chaired, and partially owned by actor and investor Ashton Kutcher. Mr. Kutcher owns 23%, third parties own 2%, and our affiliate, Chicken Soup for the Soul Digital, LLC, owns 75%, of A Plus.

Use of Non-GAAP Financial Measures

In addition to the results reported in accordance GAAP, we use a non-GAAP financial measure, which is not recognized under GAAP, as a supplemental indicator of our operating performance. This non-GAAP financial measure is provided to enhance the readers understanding of our historical and current financial performance. Management believes that this measure provides useful information in that it excludes amounts that are not indicative of our core operating results and ongoing operations and provide a more consistent basis for comparison between periods. The non-GAAP financial measure that we currently use is Adjusted EBITDA which is defined as follows:

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization and share-based compensation expense, and also includes adjustments for other identified charges such as costs incurred to form our Company and to prepare for this offering of our common stock to the public. Identified charges also include the cost of maintaining a board of directors prior to being a publicly traded company. After we are a publicly traded company, director fees will be deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. Management believes Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,
	2017	2016

Net (loss) income, as reported	$(698,786)	$53,218

(Benefit from) provision for income taxes	(40,000)	108,000

Interest expense, net of interest income (a)	576,609	45,573

Share-based compensation expense	159,406	77,018

Organization costs and directors costs (b)	169,028	112,283

Adjusted EBITDA	$166,257	$396,092

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $463,453 and $29,880 for the three months ended June 30, 2017 and 2016, respectively.

(b) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. This also includes the costs of maintaining a board of directors prior to being a publicly traded company, and for the three months ended June 30, 2017, this includes the costs of utilizing public relations and investor relations firms totaling $128,737, prior to being a publicly traded company.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2016

As noted above, to date the vast majority of our revenue, and therefore our earnings, is recognized in the fourth quarter of the year since we recognize revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. Because of our current stage of development, we generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. Therefore, the results of operations for the first three quarters of each year are not indicative of our results of operations for the full year.

The following table presents revenue and expense line items reported in our Unaudited Condensed Consolidated Statements of Operations and their corresponding percentage of total revenue for the six months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Six Months Ended June 30,				Change
	2017		2016		Period to Period
Revenue:
Television	$1,859,536	84%	$2,068,182	91%	$(208,646)	-10%
On-line	350,279	16%	200,000	9%	150,279	75%
Total revenue	2,209,815	100%	2,268,182	100%	(58,367)	-3%
Cost of revenue	794,923	36%	1,027,227	45%	(232,304)	-23%
Gross profit	1,414,892	64%	1,240,955	55%	173,937	14%
Operating expenses:
Selling, general and administrative	814,913	37%	420,073	19%	394,840	94%
Management and license fees	220,982	10%	226,818	10%	(5,836)	-3%
Total operating expenses	1,035,895	47%	646,891	29%	389,004	60%
Operating (loss) income	378,997	17%	594,064	26%	(215,067)	-36%
Interest income	9	0%	7	0%	2	*
Interest expense	(1,052,438)	-48%	(45,579)	-2%	(1,006,859)	*
(Loss) income before income taxes	(673,432)	-31%	548,492	24%	(1,221,924)	*
Provision for income taxes	159,000	7%	270,000	12%	(111,000)	-41%
Net (loss) income	$(832,432)	-38%	$278,492	12%	$(1,110,925)	*

* Not Meaningful

Revenue

As described above, the vast majority of our revenue is recognized in the fourth quarter of the year. Total revenue decreased by $58,367, or 3%, for the six months ended June 30, 2017 compared to the prior year period. This was due to a $208,646, or 10% decrease, in television revenue. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast. This decrease was offset, in part, by increased online revenue as a result of net revenue earned under the A Plus Distribution Agreement.

Television revenue

In October 2016, Hidden Heroes, our first episodic television series, began its second season airing on CBS and will continue airing through September 2017. Season one of Hidden Heroes aired on CBS from October 2015 to September 2016. The sponsor for Hidden Heroes, a stockholder of our company, has agreed to fund the series for a third season.

As a result of CBS’ schedule, less original episodes of Hidden Heroes season two aired during the six months ended June 30, 2017 compared to the airing of original episodes of season one in the prior year period. We recognize revenue for episodic television programs as each episode becomes available for delivery or becomes available for broadcast.

Also included in television revenue for the six months ended June 30, 2017, is $160,000 related to a distribution agreement we entered into with a company located in the United States, for the distribution of our second episodic television series entitled Project Dad, a Chicken Soup for the Soul Original in Europe (the “PD Agreement”).

We generate the majority of our annual revenue in the fourth quarter of our fiscal year. We anticipate that our revenue should become more evenly distributed throughout the year in the future as we expand our business and diversify our video content offerings. Until such time, our quarter to quarter financial results are not comparable within any single fiscal year or from fiscal year to fiscal year. As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Online revenue

Online revenue was 16% and 9% of total revenue for the six months ended June 30, 2017 and for the prior year period, respectively. Our online revenue includes revenue generated from the exhibition of our video content online, primarily our short-form video content, including our Sips™ and our net revenue earned through our A Plus Distribution Agreement. Producer payments due to A Plus per the Distribution Agreement are recorded as a reduction to our recorded amount of revenue. The A Plus Distribution Agreement was signed in September 2016 and as a result, does not impact the six months ended June 30, 2016. Online revenue is recognized when the videos are posted to a website for viewing.

Cost of Revenue

Our cost of revenue decreased by $232,304, or 23%, for the six months ended June 30, 2017 compared to the prior year period. As a result, gross profit margin for 2017 increased from 55% to 64%. Overall, we expect gross profit margin for the full year 2017 to be approximately the same as for the full year 2016.

In addition, the decrease in cost of revenue for the six months ended June 30, 2017, resulted primarily from $160,000 in television revenue recognized related to the PD Agreement, for which there is no related cost of revenue.

Cost of revenue represents amortization of programming costs in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production and to the extent that episodes were recognized as revenue by us.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead.

The costs of producing our long-form and short-form video content are amortized using the individual-film-forecast method. This method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which may span several years.

Cost of revenue for Hidden Heroes seasons one and two was 94% and 86% of total cost of revenue for the six months ended June 30, 2017 and for the prior year period, respectively.

Selling, General and Administrative

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Six Months Ended June 30,		Change
	2017	2016	Period to Period

Payroll and benefits	$133,217	$186,863	$(53,646)	-29%
Share-based compensation	292,191	77,018	215,173	279%
Outside professional services	276,834	62,963	213,871	340%
Other costs	112,671	93,229	19,442	21%

	$814,913	$420,073	$394,840	94%

Our selling, general and administrative expenses increased by $394,840, or 94%, for the six months ended June 30, 2017 compared to the prior year period. This was primarily due to a $215,173, or 279% increase in stock-based compensation and a $213,871, or 340% increase, in outside professional services. The increase in outside professional services resulted primarily from our anticipated IPO, whereby we utilized public relations and investor relations firms during the 2017 period. We also incurred higher accounting fees during the 2017 period.

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $179,667, or 52%, for the six months ended June 30, 2017 compared to the prior year period. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

During 2017, our employees and certain outside professional consultants spent a significant portion of their time directly on released, in production and in development long-form episodic television series and short-form online video content. In accordance with GAAP, these costs (including benefits) are capitalized as programming costs and amortized to cost of revenue as described above. The total amount capitalized for the six months ended June 30, 2017 was $131,654. In addition, the six months ended June 30, 2016, included the payroll and benefits of an executive officer no longer with the Company.

Effective January 1, 2017, we adopted our Plan to attract and retain certain employees. The Plan allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the our underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the six months ended June 30, 2017, we recognized $249,700 of non-cash share-based compensation expense. We also award Class A common stock grants to outside directors and non-employee executive producers and service providers. For the six months ended June 30, 2017 and 2016, the Company recognized non-cash share-based compensation expense of $42,491 and $77,018, respectively, for Class A common stock grants to our outside directors and service providers.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the six months ended June 30, 2017 and 2016. On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed to CSS for the years 2015 and 2016 and for the six months ended June 30, 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the six months ended June 30, 2017, we recorded interest expense totaling $1,052,438. Of this amount, $202,798, or 19%, was paid in cash and $849,640, or 81%, was non-cash based. For the six months ended June 30, 2016, we recorded interest expense totaling $45,579. Of this amount, $15,699, or 34%, was paid in cash and $29,880, or 66%, was non-cash based.

The following table presents cash based and non-cash based interest expense for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Cash Based:
Term Notes	$109,126	$-
Revolving line of credit	93,672	13,521
License note - CSS	-	2,178
	202,798	15,699
Non-Cash Based:
Amortization of debt discount	805,893	29,169
Amortization of deferred financing costs	43,747	711
	849,640	29,880

	$1,052,438	$45,579

We incurred interest expense on our outstanding Term Notes and on net advances under the revolving line of credit of our Credit Facility. We also record non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over the respective terms. The Term Notes bear interest at 5% per annum. The Credit Facility also bears interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by December 31, 2016 was $2,970,000 and by May 2017, the aggregate principal balance sold was $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $1,500,000 at June 30, 2016 and were $3,480,000 at December 31, 2016. The net advances outstanding were $3,800,000 at March 31, 2017 and were $4,500,000 at June 30, 2017. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until June 2018.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.

For the six months ended June 30, 2017 and 2016, we recorded an income tax provision of $159,000 and $270,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the six months ended June 30, 2017 and 2016 was (24%) and 49%, respectively. For the six months ended June 30, 2017, our consolidated statement of operations includes amortization of debt discounts included in interest expense. The amortization of debt discounts is deemed to be non-deductible for federal and state income tax purposes. For the six months ended June 30, 2016, we incurred a temporary timing difference whereby certain net programming costs were deducted for income tax purposes in prior periods, creating a higher effective income tax rate for the six months ended in 2016.

See “RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016” above, for a description of:

•	our affiliate resources and obligations.

•	our use of non-GAAP financial measures, and

•	our definition of Adjusted EBITDA.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Six Months Ended June 30,

	2017	2016

Net (loss) income, as reported	$(832,432)	$278,492

Provision for income taxes	159,000	270,000

Interest expense, net of interest income (a)	1,052,429	45,572

Share-based compensation expense	292,191	77,018

Organization costs and directors costs (b)	188,745	112,963

Adjusted EBITDA	$859,933	$784,045

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $849,640 and $29,880 for the six months ended June 30, 2017 and 2016, respectively.

(b) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. This also includes the costs of maintaining a board of directors prior to being a publicly traded company, and for the six months ended June 30, 2017, this includes the costs of utilizing public relations and investor relations firms prior to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

Initial Public Offering of Shares of Class A Common Stock

As described above under “Recent Developments”, on August 17, 2017, we completed our IPO of $30 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 of our newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). We did not receive any of the proceeds from the sale of Selling Stockholder Shares. In connection with the completion of our IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

Our IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of Term Notes and $4.5 million of senior secured notes payable under the Credit Facility. We can request additional advances under the Credit Facility up to $4.5 million at any time until June 2018. The remaining net proceeds of the IPO will be used by us for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Since our IPO occurred after June 30, 2017, the date of the financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above. Subsequent to our IPO, we have significant liquidity from cash on hand, accounts receivable due to us in the near term, and our unused Credit Facility of $4.5 million. In addition, we expect positive cash flow from operations in the fourth quarter of 2017 and thereafter.

Cash Requirements

The net proceeds from the IPO should be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. It is possible that we could incur unexpected costs and expenses in the future, fail to collect significant amounts that may be owed to us, or experience unexpected cash requirements that would force us to seek additional financing. In this event, additional financing would only be required if net advances available under the Credit Facility of $4.5 million were insufficient to meet unexpected cash requirements, or the Credit Facility is near its maturity date of June 2018. If we seek additional financing, we would likely issue additional equity or debt securities, and as a result, stockholders may experience additional dilution or the new debt or equity securities may have rights, preferences or privileges more favorable than those of existing holders of our debt or equity. In this event, if additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our video content production plans.

Financing Plan Prior to IPO

Pursuant to our financing plan prior to the IPO, we utilized our Credit Facility, primarily for working capital, and we sold Term Notes and Class A common stock in private placements as follows:

Credit Facility

On May 12, 2016, we entered into the Credit Facility with the facility lender, an affiliate of Mr. Rouhana. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017, we may borrow, repay and reborrow up to an aggregate of $4.5 million through June 30, 2018. Our payment obligations under the Credit Facility are senior obligations and secured by a first priority security interest in all of our assets, thus having the same priority as the security interest granted by us to the holders of the Term Notes, prior to their repayment. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes.

Loans under the Credit Facility bear interest at 5% per annum, payable monthly in arrears in cash. We are also obligated to pay the facility lender an annual fee equal to 0.75% of the unused portion of the Credit Facility. Principal under the Credit Facility (and all accrued but unpaid interest thereon) shall be paid by us on or prior to June 30, 2018 (the “Facility Maturity Date”). If the Credit Facility is still outstanding at the Facility Maturity Date, or, if prior to that date there is an event of default as prescribed by the Credit Facility, then (a) all principal and interest may be exchanged into shares of Class A common stock of the Company on the same terms as the Company’s most recently completed equity financing, provided that under no circumstances shall the pre-money valuation used for this exchange be less than $52,560,000, (b) the Facility Maturity Date may be extended as happened in January 2017 by mutual agreement of all parties, or (c) all principal and interest will be paid in full. As previously noted, the Credit Facility was paid in full from the net proceeds of our IPO and hence, the full $4.5 million may be borrowed by us until the Facility Maturity Date.

Debt Private Placement

Pursuant to our financing plan prior to our IPO, we sold a total of $5.0 million of Term Notes and Class W warrants in a private placement. Beginning in July 2016 and through December 31, 2016, we sold in a private placement (“Debt Private Placement”) to accredited investors $3.0 million aggregate principal amount of Term Notes and Class W warrants to purchase an aggregate of 252,450 shares of Class A common stock. From January 1, 2017 through May 3, 2017, we sold an additional $2.0 million aggregate principal amount of Term Notes and Class W warrants to purchase an additional aggregate of 172,550 shares of Class A common stock in the Debt Private Placement.

The Term Notes required interest at 5% per annum, payable monthly in arrears in cash. The principal of the Term Notes (including all accrued, but unpaid interest thereon) were originally payable by us on the earlier of (a) June 30, 2017 and (b) the third business day following consummation of (i) an initial public offering (including this offering) and (ii) any future equity offering (other than as a result of the exercise of our Class W warrants) resulting in gross proceeds to us of at least $7 million (the “Term Notes Original Maturity Date”).

In June 2017, we requested that the holders of our Term Notes extend the maturity date thereof to the earlier of (a) July 31, 2017 and (b) the date that is three business days following the consummation of the initial closing of the IPO (such earlier date, the “Term Notes Extended Maturity Date”). All holders (100%) of the Term Notes agreed to the Term Notes Extended Maturity Date. In connection with the extension, we offered all holders of our Term Notes the opportunity to purchase shares of our Class A common stock at $9.00 per share (with three Class Z warrants also being issued to them for each ten shares purchased) through the payment of cash or conversion of principal under their Term Notes. In June 2017, holders of $0.9 million aggregate principal amount of the Term Notes, including three of our executive officers, elected to convert such principal amount into an aggregate of 102,060 shares of Class A common stock and 30,618 Class Z warrants.

In July 2017, we requested that the holders of our Term Notes further extend the maturity date thereof to the earlier of (a) August 31, 2017 and (b) the date that is three business days following the consummation of the initial closing of the IPO (such earlier date, the “Term Notes Final Extended Maturity Date”). All holders (100%) of the Term Notes agreed to the Term Notes Final Extended Maturity Date. No consideration was provided to the holders of the Term Notes in exchange for this extension. Interest on the Term Notes continued to accrue and was paid on the Term Notes Extended Maturity Date. The Term Notes were repaid in full from the proceeds of the IPO.

Equity Private Placements

Pursuant to our financing plan prior to our IPO, we sold a total of approximately $2.5 million of Class A common stock and warrants in private placements. Beginning in June 2016 and through November 2016, we sold in a separate private placement to accredited investors $1.0 million of units, consisting of an aggregate of 170,960 shares of Class A common stock and Class W warrants to purchase an aggregate of 51,288 shares of Class A common stock.

Beginning in December 2016 and through March 2017, we sold in a separate private placement to accredited investors $975,710 of units, consisting of an aggregate of 150,112 shares of Class A common stock and Class W warrants to purchase an aggregate of 45,034 shares of Class A common stock.

During May and June 2017, we sold in two separate equity private placements, a total of an aggregate of 55,000 shares of Class A common stock and Class Z warrants to purchase an aggregate of 50,000 shares of Class A common stock. The Class Z warrants are exercisable at $12 per share.

Cash Flows

Our principal source of liquidity has been from our financing activities. Our cash and cash equivalents balance, prior to our IPO, was $1,001,331 as of June 30, 2017 and $507,247 as of December 31, 2016.

Cash flow information for the six months ended June 30, 2017 (“2017”) and for the six months ended June 30, 2016 (“2016”) is as follows:

	June 30,
	2017	2016
Cash provided by (used in):

Operating activities	$(3,242,094)	$971,922

Investing activities	-	(5,000,000)

Financing activities	3,736,178	4,118,056

Net increase in cash and cash equivalents	$494,084	$89,978

Operating Activities

Our operating activities required a net use of cash in 2017 totaling $3.2 million. This use of cash resulted primarily from our investment in in-production and in-development programming costs of $1.7 million and increased prepaid distribution fees related to A Plus of 1.5 million. Additionally, the net use of cash was impacted by increased trade accounts receivable of $1.6 million due primarily to payments to be received for Hidden Heroes, and an increase in prepaid expenses of $0.6 million for costs incurred and deferred related to the IPO. The above was offset in part, by non-cash stock compensation, and non-cash amortization of debt discounts and deferred financing costs of $1.2 million as well as amortization of programming costs of $0.8 million.

For 2016, our operating activities provided cash totaling $1.0 million. This resulted from increased deferred revenue related to Project Dad and Hidden Heroes of $2.6 million, amortization of programming costs of $1.0 million, a net profit of $0.4 million and increased accounts payable and accrued expenses of $0.3 million. The above was reduced in part, by our investment in in-production and in-development programming costs of $2.7 million and increased accounts receivable of $1.0 million.

Investing Activities

No investing activities were recorded in 2017. For 2016, investing activities were related solely to the license fee of $5.0 million we paid to CSS pursuant to the CSS License Agreement, by which we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, for visual exploitation on a worldwide basis.

Financing Activities

Our financing activities provided net cash in 2017 totaling $3.7 million. This resulted primarily from the sale of Term Notes in a private placement of $2.0 million, proceeds from the sale of Class A common stock in a private placement of $1.4 million, and net advances obtained from the Credit Facility of $1.0 million. This total of $4.4 million provided by financing activities was partially offset by a $0.7 million increase in amounts due from affiliates.

For 2016, our financing activities provided net cash totaling $4.1 million. This resulted from net advances obtained from the Credit Facility of $1.5 million and repayments of amounts due from affiliates of $2.4 million.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenues from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund operations and our investment in television programs through payments we receive from sponsors. The net proceeds from our IPO allow us to be more flexible as to payment timing from sponsors and to use cash and cash equivalents on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. In addition, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, our Credit Facility while available, or new equity or debt financing.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 1-A POS for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2016.

Recent Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note 3 “Recent Accounting Pronouncements”.

JOBS Act

We are an emerging growth company (EGC), as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result, it is possible, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. The Company is not currently a party to any legal actions and does not know of any threatened legal actions.

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 1-A POS for the year ended December 31, 2016.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company sold a total of approximately $2.5 million of Class A common stock and warrants in private placements. Beginning in June 2016 and through November 2016, the Company sold in a separate private placement to accredited investors $1.0 million of units, consisting of an aggregate of 170,960 shares of Class A common stock and Class W warrants to purchase an aggregate of 51,288 shares of Class A common stock.

Beginning in December 2016 and through March 2017, the Company sold in a separate private placement to accredited investors $975,710 of units, consisting of an aggregate of 150,112 shares of Class A common stock and Class W warrants to purchase an aggregate of 45,034 shares of Class A common stock.

During May and June 2017, the Company sold in two separate equity private placements, a total of an aggregate of 55,000 shares of Class A common stock and Class Z warrants to purchase an aggregate of 50,000 shares of Class A common stock.

In June 2017, at the election of certain Noteholders, the Company converted $918,000 of Term Notes into 102,060 Class A common shares at a conversion price per share of $9 and issued Class Z warrants to purchase an aggregate of 30,618 shares of Class A common stock at $12 per share, to those Noteholders that elected to convert.

Use of Proceeds from Initial Public Offering

On August 17, 2017, the Company completed its IPO of $30 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). The Company did not receive any of the proceeds from the sale of Selling Stockholder Shares.

The IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable and $4.5 million of senior secured notes payable under the revolving line of credit (see “Part 1: Financial Information, Item 1: Financial Statements - Note 9”). The remaining proceeds will be used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

There has been no material change in our planned use of the net proceeds from the offering as described in our final offering circular filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 5 – Other Information

None

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

_________________

* Included herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Daniel M. Pess
Daniel M. Pess
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: October 2, 2017	(Principal Executive Officer)