Form 10-Q
period 2017-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2017-11-06
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of November 3, 2017 totaled 11,604,088 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	3,532,133
Class B Common Stock, $.0001 par value per share*	8,071,955

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)

ASSETS

Cash and cash equivalents	$10,076,573	$507,247
Accounts receivable, net	1,180,173	151,417
Prepaid expenses	1,410,357	216,397
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	2,062,852	592,786
Due from affiliated companies	5,043,973	1,372,517
Programming costs, net	8,599,082	3,977,553

Total assets	$33,373,010	$11,817,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable, net of unamortized debt discount of $0 and $318,992, respectively, and unamortized deferred financing costs of $0 and $40,902, respectively	$-	$2,610,106
Senior secured notes payable under revolving line of credit to related party, net of unamortized debt discount of $0 and $160,667, respectively, and unamortized deferred financing costs of $0 and $2,845, respectively	-	3,316,488
Accounts payable and accrued expenses	566,883	694,368
Income taxes payable	99,000	-
Accrued programming costs	1,562,520	1,061,980
Deferred tax liability, net	201,000	439,000
Deferred revenue	1,052,500	71,429

Total liabilities	3,481,903	8,193,371

Commitments and contingencies

Stockholders' equity

Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 3,497,133 and 893,369 shares, issued and outstanding, respectively	350	89
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 8,071,955 shares issued and outstanding	807	807
Additional paid-in capital	31,696,017	4,074,646
Accumulated deficit	(1,806,067)	(450,996)

Total stockholders' equity	29,891,107	3,624,546

Total liabilities and stockholders' equity	$33,373,010	$11,817,917

See accompanying notes to unaudited condensed consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2017	2016	2017	2016

Revenue:

Television	$-	$136,364	$1,859,536	$2,204,546
Online	48,466	-	398,745	200,000

Total revenue	48,466	136,364	2,258,281	2,404,546

Cost of revenue	-	61,500	794,923	1,088,727

Gross profit	48,466	74,864	1,463,358	1,315,819

Operating expenses:

Selling, general and administrative (including $182,581 and $1,436,293 of non-cash share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $474,772 and $1,513,311 of non-cash share-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively)	690,676	1,793,963	1,505,589	2,214,036
Management and license fees	4,846	13,636	225,828	240,454

Total operating expenses	695,522	1,807,599	1,731,417	2,454,490

Operating loss	(647,056)	(1,732,735)	(268,059)	(1,138,671)

Interest income	2,559	4	2,568	11
Interest expense	(124,142)	(210,816)	(1,176,580)	(256,395)

Loss before income taxes	(768,639)	(1,943,547)	(1,442,071)	(1,395,055)

Benefit from income taxes	(246,000)	(857,000)	(87,000)	(587,000)

Net loss	$(522,639)	$(1,086,547)	$(1,355,071)	$(808,055)

Net loss per common share:

Basic net loss per common share	$(0.05)	$(0.12)	$(0.14)	$(0.09)

Diluted net loss per common share	$(0.05)	$(0.12)	$(0.14)	$(0.09)

Weighted average basic shares outstanding	10,411,142	8,869,658	9,549,413	8,796,847

Weighted average diluted shares outstanding	10,411,142	8,869,658	9,549,413	8,796,847

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from Operating Activities:

Net loss	$(1,355,071)	$(808,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	474,772	1,513,311
Amortization of programming costs	794,923	1,088,727
Amortization of deferred financing costs	43,747	19,883
Amortization of debt discount	865,833	173,276
Loss on debt extinguishment	24,803	-
Deferred income taxes	(238,000)	(587,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,028,755)	(799,540)
Prepaid expenses and other current assets	(1,193,960)	(172,504)
Programming costs	(4,294,511)	(4,087,536)
Prepaid distribution fees	(1,470,066)	-
Accounts payable and accrued expenses	(297,948)	272,836
Income taxes payable	99,000	-
Deferred revenues	981,072	2,521,510

Net cash used in operating activities	(6,594,161)	(865,092)

Cash flows from Investing Activities:

Purchase of video content license from affiliate	-	(5,000,000)

Net cash used in investing activities	-	(5,000,000)

Cash flows from Financing Activities:

Proceeds from revolving credit facility	3,325,000	3,850,000
Repayments of revolving credit facility	(6,805,000)	(1,050,000)
Payment of deferred financing cost	-	(6,400)
Due from affiliated companies	(3,671,456)	802,699
Proceeds from notes payable	2,030,000	2,480,000
Repayments of notes payable	(4,082,000)	-
Proceeds from issuance of common stock in IPO, net	23,953,543	-
Proceeds from issuance of common stock in private placements	1,413,400	900,760

Net cash provided by financing activities	16,163,487	6,977,059

Net increase in cash and cash equivalents	9,569,326	1,111,967

Cash and cash equivalents at beginning of period	507,247	4,078

Cash and cash equivalents at end of the period	$10,076,573	$1,116,045

Supplemental data:
Interest paid	$289,634	$45,306
Income taxes paid	$52,000	$-

Non-cash operating activity
Fair value of shares issued to executive producer	$625,500	$-

Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$415,476	$720,266
Fair value of shares issued for Trema rights	$-	$792,000
Conversion of senior secured notes payable to Class A common stock	$918,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company, Description of Business, Initial Public Offering and Acquisition

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

Initial Public Offering of Class A Common Stock

On August 17, 2017, the Company completed its Initial Public Offering (“IPO”) of $30.0 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). The Company did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the consummation of the IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

The IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts, commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable and $4.5 million of senior secured notes payable under the revolving line of credit (see Note 9). The remaining proceeds will be used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Acquisition of Screen Media

As described more fully in Note 14, on November 3, 2017, the Company acquired all of the membership interests of Screen Media Ventures, LLC (“Screen Media”) for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share. Screen Media operates Popcornflix®, one of the largest advertiser-supported direct-to-consumer online video services (“AVOD”) and distributes television series and films worldwide.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2017, and the results of its operations for the three month and nine month periods ended September 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS for the years ended December 31, 2016 and 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, intangible assets, share-based compensation expense, income taxes and amortization of programming costs. Actual results could differ from those estimates.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

At September 30, 2017 and December 31, 2016, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and accrued programming costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. At September 30, 2017 and December 31, 2016, an allowance for uncollectible accounts was not considered necessary.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 is amortization of programming costs totaling $0 and $61,500, respectively, and for the nine months ended September 30, 2017 and 2016 is amortization of programming costs totaling $794,923 and $1,088,727, respectively. There was no impairment charge recorded in the three and nine month periods ended September 30, 2017 and 2016.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740: Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or expiration of statutes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures.

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At September 30, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits or liabilities. See Note 11 for additional information.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs in the three and nine month periods ended September 30, 2017 and 2016.

Earnings Per Share

Basic net earnings (loss) per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted net earnings or loss per common share assumes that Class B common stock of the Company issued pursuant to the Contribution Agreement and the resulting recapitalization of the Company is issued and outstanding as of January 1, 2016.

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. In applying the treasury stock method, the Company used a share price of $12 per share based on the price of its Class A common stock in its IPO. Subsequent to the IPO, the actual share price was used. See Note 6.

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances exceeded the federally insured limits. The uninsured balance at September 30, 2017 and December 31, 2016 was $9,576,544 and $5,600, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank, revenue and accounts receivable. Concentrations of credit risk with respect to accounts receivable and revenue are significant due to the small number of customers comprising the Company’s customer base.

For the nine months ended September 30, 2017, we had 3 customers, which accounted for 90% of our total revenue (the largest of which accounted for 73%). For the nine months ended September 30, 2017, the Company had 3 customers that accounted for 98% of accounts receivable (the largest of which accounted for 79%). As of December 31, 2016, the Company had one customer that accounted for all accounts receivable.

Note 3 – Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation Topic 718: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under this guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and balance sheet classification remain the same before and after the change. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for all entities. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and does not expect it to have a significant impact.

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

The Company recognized these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three and nine months ended September 30, 2017, respectively, the Company recognized $142,043 and $394,238 of non-cash share-based compensation expense in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2017, the Company had unrecognized pre-tax compensation expense of $1,099,692 related to non-vested stock options under the Plan. There were 145,001 stock options vested at September 30, 2017.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity as of September 30, 2017 is as follows:

As of September 30, 2017

	Number of Stock Options	Weighted Average Grant Date Fair Value

Total outstanding at the beginning of the period	-	$-
Options granted	515,000	2.90
Options exercised	-	-
Actual options forfeited	-	-
Options expired	-	-

Total outstanding at the end of the period	515,000	$2.90

Assumptions used in calculating the fair value of the stock options granted during 2017 are summarized below:

Weighted Average as of September 30, 2017
Valuation assumptions:

Expected dividend yield	0%
Expected equity volatility	57%
Expected term (years)	2 - 3
Risk-free interest rate	1.73% - 1.94%
Exercise price per stock option	$6.50 - 9.74
Market price per share	$5.78 - 9.74
Weighted average fair value per stock option	$2.90

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company.

For the three months ended September 30, 2017 and 2016, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense of $40,539 and $1,436,293, respectively and for the nine months ended September 30, 2017 and 2016, the Company recognized non-cash share-based compensation expense of $80,534 and $1,513,311 respectively. Included in non-cash share-based compensation expense for the three and nine month periods ended September 30, 2016, is the fair value of share-based awards that were issued to a former officer of the Company. The fair value of the former officer’s shares was determined to be $1,436,294 based on an independent valuation.

Additionally, for the nine months ended September 30, 2017, the Company capitalized as programming costs, the fair value of Class A common stock and Class Z warrants totaling $625,500 issued to a non-employee executive producer of two television shows to be produced, based on an independent valuation of such shares and warrants. The programming costs will be amortized to cost of revenue as the television shows become available for delivery in accordance with Company accounting policy.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Basic weighted-average shares outstanding	10,411,412	8,869,658	9,549,413	8,796,847

Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	-	-	-	-
Assumed issuance of shares from exercise of warrants (a)	-	-	-	-

Diluted weighted-average shares outstanding	10,411,412	8,869,658	9,549,413	8,796,847

(a) The additional shares from the exercise of stock options and warrants for the three and nine month periods ended September 30, 2017 and 2016 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Note 7 – Programming Costs

Programming costs, net of amortization, consists of the following:

	September 30,	December 31,
	2017	2016

Released, net of accumulated amortization of $4,546,886 and $3,801,963, respectively	$3,718,352	$3,228,440

In production	3,501,415	100,000

In development	1,379,315	649,113

	$8,599,082	$3,977,553

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

The Term Notes and the Warrants were accounted for in accordance with ASC 470: Debt which provides, among other things, that the fair value is allocated between the debt and the related warrants. The Warrants are exercisable at any time prior to June 30, 2021 and are callable under certain circumstances, but in no event prior to January 31, 2018.

The fair value of the Warrants was determined to be $1,079,360 using the Black-Scholes option-pricing model and the relative fair value of the warrants was recorded as a discount to the Term Notes with a corresponding credit to additional paid-in capital.

For the nine months ended September 30, 2017, amortization of the debt discount of $627,973, amortization of deferred financing costs of $40,902, and cash interest expense paid on the Term Notes of $136,526 is included in interest expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2016, amortization of the debt discount of $85,768, amortization of deferred financing costs of $17,750 and cash interest expense paid on the Term Notes of $15,271 is included in interest expense in the accompanying condensed consolidated statement of operations.

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

Advances made under the Credit Facility are used for working capital and general corporate purposes, and were used in part, for payments in 2016 due to CSS pursuant to the license agreement with the Company.

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

The Credit Facility and the related warrants were accounted for in accordance with ASC 470, which provides, among other things, that the fair value is allocated between the debt and the related warrants. The fair value of the warrants issued was determined to be $424,025 using the Black-Scholes option-pricing model and the relative fair value of the warrants was recorded as a discount to the Credit Facility with a corresponding credit to additional paid-in capital.

For the nine months ended September 30, 2017, amortization of the debt discount of $237,860, amortization of deferred financing costs of $2,845 and cash interest expense paid on the Credit Facility of $130,474 is included in interest expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2016, amortization of the debt discount of $87,508, amortization of deferred financing costs of $2,133 and cash interest expense paid on the Credit Facility of $44,896 is included in interest expense in the accompanying condensed consolidated statement of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The balance outstanding under the Credit Facility of $4.5 million was repaid in full on August 23, 2017 from the proceeds of the IPO. The Company can request additional advances under the Credit Facility up to $4.5 million at any time until the Maturity Date.

Note 10 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001. As of September 30, 2017, and December 31, 2016, the Company had 3,497,133 and 893,369 shares of Class A Stock outstanding, respectively and 8,071,955 shares of Class B Stock outstanding. There are no shares of preferred stock outstanding.

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

Family members of officers of the Company and of CSS participated in the 2016 Equity Private Placement and the 2017 Equity Private Placement on the same terms and conditions as other investors (see Note 12).

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

Note 11 – Income Taxes

The Company’s benefit from income taxes consists of federal and state taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate it expects to achieve for the full year.

For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $87,000 and $587,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 6% and 42%, respectively.

For the nine months ended September 30, 2017, the Company’s consolidated statement of operations included approximately $1.3 million of charges (representing approximately 89% of the loss before taxes) that are permanent differences between financial reporting and income tax reporting because they will never be deductible for tax purposes. The permanent differences consist principally of amortization of debt discounts included in interest expense and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan. These nondeductible charges had a significant impact on the effective tax rate resulting in a 36% rate difference between the expected effective rate and the actual effective rate. For the nine months ended September 30, 2016, the Company’s consolidated statement of operations included approximately $250,000 of charges that are permanent differences and similar in nature to those of 2017.

In calculating the benefit from income taxes for the nine months ended September 30, 2017 and 2016, management also provided for the effect of temporary differences. Temporary differences are timing differences between book income versus taxable income due to items of revenue or expense that are recognized in one period for taxes, but in a different period for financial reporting. The Company’s temporary differences consist primarily of net programming costs being deductible for tax purposes in the period incurred as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 and the amortization for tax purposes only of an intangible asset under Section 197 of the Internal Revenue Code.

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

Under the terms of the Management Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company paid a quarterly fee to CSS equal to 5% of the gross revenue as reported under GAAP for each fiscal quarter.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Since the completion of the IPO, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended September 30, 2017 and 2016, the Company recorded management fee expense of $2,423 and $6,818, respectively, payable to CSS. For the nine months ended September 30, 2017 and 2016, the Company recorded management fee expense of $112,914 and $120,227, respectively, payable to CSS.

Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter. On August 21, 2017, the Company paid to CSS $739,422 in management fees that were owed for the years 2015 and 2016 and for the six months ended June 30, 2017.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the three and nine month periods ended September 30, 2017 and 2016.

The term of the Management Agreement is five years, with automatic one-year renewals thereafter unless either party elects to terminate by delivering written notice at least 90 days prior to the end of the then current term. The Management Agreement is terminable earlier by either party by reason of certain prescribed and uncured defaults by the other party. The Management Agreement will automatically terminate in the event of the Company’s bankruptcy or a bankruptcy of CSS or if the Company no longer has licensed rights from CSS under the License Agreement described below.

License Agreement

The Company is a party to a trademark and intellectual property license agreement with CSS (the “License Agreement”). Under the terms of the License Agreement, the Company has been granted a perpetual, exclusive license to utilize the Brand and related content, such as stories published in the Chicken Soup for the Soul books, for visual exploitation worldwide.

In consideration of the License Agreement, in May 2016 the Company paid to CSS a one-time license fee of $5,000,000, comprised of a $1,500,000 cash payment and the concurrent issuance to CSS of the CSS License Note, having a principal amount of $3,500,000 and bearing interest at 0.5% per annum (the “Note”). The Note provided that it could be prepaid at any time in the discretion of the Company.

The Note was due on the earlier of (a) five business days after the date of written demand by CSS and (b) the third business day following the closing date of an initial public offering of the common stock of the Company. The Note was repaid in full by September 16, 2016. Included in interest expense in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2016 is $891 and $3,069 respectively, of interest paid to CSS while the Note was outstanding.

Under the terms of the License Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company also pays an incremental recurring license fee to CSS equal to 4% of gross revenue as reported under GAAP for each fiscal quarter. Since the completion of the IPO, the Company reports under the Exchange Act and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. Each quarterly amount shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter. On August 21, 2017, the Company paid to CSS $572,172 in license fees that were owed for the years 2015 and 2016 and for the six months ended June 30, 2017.

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended September 30, 2017 and 2016, the Company recorded license fee expense of $2,423 and $6,818, respectively, payable to CSS.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2017 and 2016, the Company recorded license fee expense of $112,914 and $120,227, respectively, payable to CSS.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At September 30, 2017 and December 31, 2016, prepaid distribution fees were $2,062,852 and $592,786, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2017 includes $48,462 and $398,741, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement.

(c) Debt Private Placement and Equity Private Placements

Officers of the Company and of CSS, and their family members (“Related Parties”), made purchases under the Debt Private Placement, the 2016 Equity Private Placement, and the 2017 Equity Private Placement on the same terms and conditions as offered to other investors.

Prior to the IPO, Related Parties purchased $1,413,140 under the 2017 Equity Private Placement and $2,030,000 under the Debt Private Placement. As of September 30, 2016, Related Parties purchased $220,877 under the Debt Private Placement. As discussed in Note 1, a portion of the net proceeds from the IPO were used to fully repay the Term Notes sold in the Debt Private Placement.

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

The Company’s agreement with Alcon for a feature length film expired on July 15, 2016 and as a result, the Company and Low Profile mutually agreed to terminate the executive production services agreement as of July 15, 2016. For the three months and nine months ended September 30, 2016, the Company paid Low Profile $5,000 and $35,000, respectively, for services provided, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(e) Sponsorship by the Foundation

CSS and the Company have several agreements with a charitable foundation (the “Foundation”), on whose advisory board the Company’s chief executive officer sits, under which the Foundation agreed to sponsor a Saturday morning family television show as discussed in Note 4. As of September 30, 2017, two seasons of original episodes of Hidden Heroes have aired. For the three months ended September 30, 2017 and 2016, the Company recognized revenue of $0 and $136,364, respectively, from this sponsorship. For the nine months ended September 30, 2017 and 2016, the Company recognized $1,666,588 and $2,204,546, respectively, from this sponsorship.

Note 13 – Commitments and Contingencies

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

Note 14 – Subsequent Events

Acquisition of Screen Media Ventures, LLC

On November 3, 2017, the Company completed the acquisition of all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share (the “Purchase”). The Company is in the process of ascertaining the fair value of the Class A common stock and Class Z warrants issued in the Purchase through an independent valuation. Screen Media operates Popcornflix®, one of the largest advertiser-supported direct-to-consumer online video services (“AVOD”) and distributes television series and films worldwide. The Company estimates that total closing costs related to the Purchase, including legal fees, accounting fees and investment advisory fees, will be approximately $2.1 million.

In accordance with ASC 805, “Business Combinations”, the Company will account for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

The Company anticipates that the total Purchase price will be less than the fair value of the net identifiable assets acquired. The Company is in the process of ascertaining the respective fair values of the net identifiable assets through an independent valuation, and such information will be provided on Form 8-K/A when filed.

The results of operations of Screen Media will be included in the Company’s consolidated statements of operations as of the acquisition date. The acquisition of Screen Media is expected to have a material positive impact on the Company’s consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS as submitted to the Securities and Exchange Commission (“SEC”) on August 8, 2017 (“Form 1-A POS”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 1-A POS for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, intentions and strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “target,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve many risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should refer to the “Risk Factors” section of the report on Form 1-A POS, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward- looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the report on Form 1-A POS for the year ended December 31, 2016, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Recent Developments

Acquisition of Screen Media Ventures, LLC

On November 3, 2017, we completed our acquisition of all of the membership interests of Screen Media Ventures, LLC (“Screen Media”) for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and our Class Z warrants exercisable into 50,000 shares of our Class A common stock at $12 per share (the “Purchase”). We are in the process of ascertaining the fair value of the Class A common stock and Class Z warrants issued in the Purchase through an independent valuation. Screen Media had no debt on the date of our Purchase.

The Merger Agreement

The acquisition of Screen Media by us was consummated pursuant to an Agreement and Plan of Merger (“Agreement”), dated November 3, 2017, by and among us, SMV Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Screen Media, a Delaware limited liability company, and Media V Holdings, LLC, a Delaware limited liability company and the sole member of Screen Media (“MV Holding”).

Pursuant to the Agreement, Merger Sub was merged with and into Screen Media, the separate corporate existence of Merger Sub ceased, and Screen Media continued as the surviving limited liability company of the merger and a wholly owned subsidiary of our Company.

Immediately prior to the execution of this Agreement, all subordinated indebtedness owed by Screen Media or any of its subsidiaries was transferred and assumed by an entity owned and controlled by the former principal equity holder of Screen Media, and all obligations owed by Screen Media with respect thereto were terminated.

Immediately prior to the closing of the merger, we made a loan to MV Holding in the principal amount of $5,522,855 (“MV Holding Loan”), which was evidenced by a promissory note. The proceeds of the MV Holding Loan were promptly contributed by MV Holding to the capital of Screen Media and immediately used, in part, by Screen Media to pay the sum of $4,905,355 (“Bank Loan Satisfaction Payment”) in full satisfaction of all principal and interest owed by Screen Media under all loans to its banks, with the remainder of the MV Holding Loan proceeds used to pay certain transaction expenses and liabilities of Screen Media. The entirety of the MV Holding Loan was forgiven by us as part of the purchase price paid by us for the acquisition of Screen Media. As a result of the foregoing transactions, Screen Media, as of the closing of the merger, had no indebtedness for borrowed money.

Screen Media – General

Screen Media distributes television series and films worldwide, including operating a series of direct-to-consumer channels under the “Popcornflix®” brand, one of the largest advertiser-supported direct-to-consumer online video services (“AVOD”). Screen Media owns the copyright or long-term distribution rights to more than 1,200 television series and feature films, making it one of the largest independently owned libraries of filmed entertainment in the world (the “Library”). Screen Media distributes its television series and films through direct relationships across all media, including theatrical, home video, pay-per-view, free, cable and pay television, video-on-demand (“VOD”) and new digital media platforms worldwide.

Screen Media is a strategic acquisition for us. It accelerates our entry into the direct-to-consumer online video market through Popcornflix®. In addition, Screen Media’s distribution capabilities across all media will allow us to distribute our produced television series directly and eliminate the distribution fees (as much as 30% of revenues) that we currently pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenues and profits from our produced television series.

Screen Media generates meaningful revenue and EBITDA and is estimated to recognize net revenue in 2017 of approximately $12.0 million and EBITDA of approximately $5.0 million. We expect that we will be able to increase Screen Media’s advertising revenue by utilizing our existing sales force to sell these ads. We also expect our overall profitability to improve by realizing expense reductions in rent, systems and corporate overhead. Screen Media’s operating results are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters. Further, the purchase price is significantly less than the independent third-party valuation of Screen Media and its content library, done at the request of Screen Media in 2017, not in the context of this transaction, which exceeded $25.0 million.

Popcornflix®

Popcornflix has an extensive footprint with its apps downloaded in approximately 24 million Smartphone’s using iOS and Android operating systems and other devices. During the twelve months ended September 30, 2017, Popcornflix had 15 million active annual users (including web-based users) and 180 million ad requests with an 85% sell through rate. Average viewing time on all Popcornflix® devices was 47 minutes and 76 minutes on Roku at September 30, 2017.

Popcornflix® has rights to over 3,000 films and approximately 60 television series representing approximately 1,500 episodes with new programs added regularly. As a ‘free-to-consumer’ digital streaming channel, Popcornflix® is a highly sought after direct-to-consumer online video platform that can be found on the web, iPhones and iPads, Android products, Roku set-top boxes, Xbox consoles, Amazon Fire, Chromecast and Samsung and Panasonic internet connected televisions, among others. Popcornflix® is available in 56 countries, including the United States, United Kingdom, Canada, Australia, Scandinavia, Germany, France, Hong Kong, and Singapore with additional territories to be deployed.

Distribution Capability

Screen Media has distribution agreements with virtually all media platforms ranging from cable and satellite VOD to Internet VOD (which includes Transaction VOD (“TVOD”) for rentals or purchases of films), AVOD (for free-to-viewer streaming of films supported by advertisements) and SVOD (for unlimited access to films for a monthly fee). Cable VOD is generally for new releases and Internet VOD (TVOD, AVOD, and SVOD) is for both new releases and library titles.

For cable and satellite VOD, Screen Media has direct distribution agreements with Time Warner Cable, DirecTV, Spectrum, Vubiquity and In Demand to reach all cable- and satellite-delivered VOD outlets. VOD titles are released on a day-and-date basis alongside home video release. VOD windows typically extend for a three to four month term. For internet VOD, Screen Media has agreements with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony, and Vudu, among others, to offer Screen Media’s titles on a streaming, download-to-own or download-to-rent basis.

Internationally, Screen Media is rapidly expanding its digital distribution with agreements with iTunes, Sony PlayStation, Xbox, and Viasat, among others. Screen Media’s titles are available on iTunes, Sony PlayStation and Xbox in the United Kingdom, Australia, France, Germany, Italy and Hong Kong with additional territories added regularly.

Transaction Impact

In accordance with ASC 805, “Business Combinations”, we will account for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

We anticipate that the total purchase price will be less than the fair value of the net identifiable assets acquired. We are in the process of ascertaining the respective fair values of the net identifiable assets through an independent valuation, and such information will be provided on Form 8-K/A when filed.

The results of operations of Screen Media will be included in our consolidated statements of operations as of the acquisition date. The acquisition of Screen Media is expected to have a material positive impact on our consolidated financial position, results of operations and cash flows. As a result of the Purchase, Adjusted EBITDA in the fourth quarter of 2017 is now expected to exceed $10.0 million.

Initial Public Offering of Shares of Class A Common Stock

On August 17, 2017, we completed our Initial Public Offering (“IPO”) of $30.0 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 of our newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). We did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the completion of our IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

Our IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable (“Term Notes”) and $4.5 million of senior secured notes payable under the revolving line of credit (“Credit Facility”). The remaining proceeds will be used by us for general corporate purposes including working capital, acquisition of video content and other strategic transactions.

Vacation Rental Potential Television Series

On June 20, 2017, we entered into an agreement with HomeAway.com to receive corporate sponsorship funding for an episodic television series entitled Vacation Rental Potential. This series will seek to provide viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain financial success. The Vacation Rental Potential slate is comprised of 10, half-hour episodes.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the years ended December 31, 2016 and 2015, and for the nine months ended September 30, 2017, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results.

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

Seasonality and Cyclicality

Revenue derived from our long-form and short-form production activities has been cyclical as a result of the timing of sponsorship agreements funding those activities. To date, this has affected our production schedules and hence, our revenue, since we recognize revenue as each episode becomes available for delivery or becomes available for, and for short-form online videos, as the videos are posted to a website for viewing. As a result, to date we have reported the vast majority of our revenue in the fourth quarter of each year.

For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year which should result in more balanced revenue across all quarters of each year over time. Additionally, our acquisition of Screen Media should help us attain non-cyclical, more balanced revenue throughout the year.

For the year ended December 31, 2016 and 2015, our quarterly revenue was as follows:

	Q1	Q2	Q3	Q4	Total
Revenue - FYE 2016	$1,113,637	$1,154,545	$136,364	$5,714,086	$8,118,632
% by Quarter	13.7%	14.2%	1.7%	70.4%	100.0%
Revenue - FYE 2015 (a)	$-	$-	$159,091	$1,347,727	$1,506,818
% by Quarter	-	-	10.6%	89.4%	100.0%

(a) Our first revenue was recorded in the third quarter of 2015.

Financial Results of Operations

Revenue

Our television revenue is derived primarily from corporate and charitable sponsors that pay us for the production of half-hour and one-hour episodic television programs. Our online revenue is derived from funds paid to us for the production of short-form online videos and from content generated by A Sharp, Inc., d/b/a A Plus (“A Plus”) under our distribution agreement with A Plus, a digital media company. In addition, we have a substantial and growing pipeline of potential sponsors. Importantly, we believe that the inclusion of Screen Media’s results of operations beginning on the date of the acquisition will result in significant and material increases in our revenue.

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

Interest Expense

Our interest expense is comprised of cash interest paid on the Term Notes and the Credit Facility. As a result of using a portion of the net proceeds of the IPO to pay in full the outstanding Term Notes and to pay down the Credit Facility, we have recorded lower interest expense in the third quarter of 2017 and we should have much lower interest expense in the fourth quarter of 2017. However, we may choose to incur debt under the available Credit Facility or other sources in connection with the growth of our business.

We also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rate, if it occurs, will be recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce deferred income tax asset to the amount that is more-likely-than-not to be realized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2016

As noted above, to date the vast majority of our revenue, and therefore our earnings, is recognized in the fourth quarter of the year since we recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters.

At the present time however, because of our current stage of development, we generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. Therefore, the results of operations for the first three quarters of each year are not indicative of our results of operations for the full year.

The following table presents revenue and expense line items reported in our Unaudited Condensed Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Three Months Ended September 30,				Change
	2017		2016		Period to Period
Revenue:
Television	$-	0%	$136,364	100%	$(136,364)	*
On-line	48,466	100%	-	0%	48,466	*
Total revenue	48,466	100%	136,364	100%	(87,898)	-64%
Cost of revenue	-	0%	61,500	45%	(61,500)	*
Gross profit	48,466	100%	74,864	55%	(26,398)	-35%
Operating expenses:
Selling, general and administrative	690,676	1416%	1,793,963	1316%	(1,103,288)	-62%
Management and license fees	4,846	10%	13,636	10%	(8,790)	-64%
Total operating expenses	695,522	1426%	1,807,599	1326%	(1,112,077)	-62%
Operating loss	(647,056)	-1326%	(1,732,735)	-1271%	1,085,679	-63%
Interest income	2,559	5%	4	0%	2,555	*
Interest expense	(124,142)	-265%	(210,816)	-155%	86,674	-39%
Loss before income taxes	(768,639)	-1586%	(1,943,547)	-1426%	1,174,908	-60%
Benefit from income taxes	(246,000)	-508%	(857,000)	-628%	611,000	-71%
Net loss	$(522,639)	-1078%	$(1,086,547)	-797%	$563,908	-52%

* Not Meaningful

Revenue

As noted above, the vast majority of our revenue is recognized in the fourth quarter of the year. Total revenue decreased by $87,898, or 64%, for the three months ended September 30, 2017 compared to the prior year period. This was primarily due to the fact that no original episodes of our television shows became available for delivery or broadcast during the three months ended September 30, 2017 due to production start dates and network scheduling, which resulted in $0 television revenue being recorded. Online revenue of $48,466 was recorded for the three months ended September 30, 2017, and $0 was recorded in the prior period, as discussed below. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and we recognize online revenue when videos are posted to a website for viewing. We believe that the inclusion of Screen Media’s results of operations beginning on the date of the acquisition, will result in significant and material increases in our distribution, advertising and online revenue.

Television revenue

In October 2016, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), our first episodic television series, began its second season airing on CBS Television Network (“CBS”) and continued airing through September 2017. Season one of Hidden Heroes aired on CBS from October 2015 to September 2016. The Hidden Heroes slate for season one and season two was comprised of half-hour episodes totaling 26 episodes, each airing twice over a 52-week season. The sponsor for Hidden Heroes, a stockholder of our company, has agreed to fund the series for a third season.

As a result of CBS’ schedule, no original episodes of Hidden Heroes season two aired during the three months ended September 30, 2017 compared to the airing of one original episode of Hidden Heroes season one in the prior year period. We recognize revenue for episodic television programs as each episode becomes available for delivery or becomes available for broadcast.

As noted above, we generate a significant portion of our annual television revenue in the fourth quarter of our fiscal year. We anticipate that our television revenue should become more evenly distributed throughout the year in the future as we expand our business and diversify our video content offerings. Until such time, our quarter to quarter financial results are not comparable within any single fiscal year or from fiscal year to fiscal year. As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Online revenue

Online revenue was 100% and 0% of total revenue for the three months ended September 30, 2017 and for the prior year period, respectively. Our online revenue includes revenue generated from the exhibition of our video content online, primarily our short-form video content, including our Sips™ and our net revenue earned through our A Plus Distribution Agreement. Producer payments due to A Plus per the A Plus Distribution Agreement are recorded as a reduction to our recorded amount of revenue. The A Plus Distribution Agreement was signed in the latter part of September 2016 and as a result, did not impact the three months ended September 30, 2016. Online revenue is recognized when videos are first posted to a website for viewing. Additional online revenue is recognized as advertisements are viewed.

Cost of Revenue

Our cost of revenue decreased by $61,500, or 100%, for the three months ended September 30, 2017 compared to the prior year period, as we did not record cost of revenue in the current year quarter as we record revenue earned from the A Plus Distribution Agreement on a net revenue basis. Overall, we expect gross profit margin for the full year 2017 to be approximately the same as for the full year 2016.

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

The costs of producing our long-form and short-form video content are amortized using the individual-film-forecast method. This method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which spans several years.

Cost of revenue for Hidden Heroes seasons one and two was 0% and 100% of total cost of revenue for the three months ended September 30, 2017 and for the prior year period, respectively.

Selling, General and Administrative

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Three Months Ended September 30,		Change
	2017	2016	Period to Period

Payroll and benefits	$16,067	$234,661	$(218,594)	-93%
Share-based compensation	182,581	1,436,293	(1,253,712)	-87%
Outside professional services	436,284	109,084	327,200	296%
Other costs	55,744	13,925	41,819	300%

	$690,676	$1,793,963	$(1,103,287)	-61%

Our selling, general and administrative expenses decreased by $(1,103,287), or -61%, for the three months ended September 30, 2017 compared to the prior year period. This was primarily due to a $1,253,712, or 87% decrease in non-cash share-based compensation.

For the three months ended September 30, 2016, share-based compensation resulted primarily from share-based awards issued to a former officer of the Company. See below for further discussion of our 2017 Long Term Incentive Plan.

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $150,425, or 42%, for the three months ended September 30, 2017 compared to the prior year period. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Payroll and benefits decreased by $218,594, or 93%, for the three months ended September 30, 2017 compared to the prior year period. This was primarily due to the fact that the prior year period included costs, including severance, associated with a former officer of the Company. Furthermore, during 2017 our employees and certain outside professional consultants spent a significant portion of their time directly on released, in production and in development long-form episodic television series and short-form online video content. In accordance with GAAP, these costs (including benefits) are capitalized as programming costs and amortized to cost of revenue as described above. The total amount capitalized for the three months ended September 30, 2017 was $133,170.

Our outside professional services increased by $327,200, or 300%, for the three months ended September 30, 2017 compared to the prior year period. This was primarily due to our IPO, whereby we utilized public relations and investor relations firms leading up to, and after, our IPO during the 2017 period. Further, we currently use strategic advisors to advise us on possible acquisitions, mergers, joint ventures or investments we may make.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and semi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2017, we recognized $142,043 of non-cash share-based compensation expense. We also award Class A common stock grants to outside directors and non-employee executive producers and service providers. For the three months ended September 30, 2017, the Company recognized non-cash share-based compensation expense of $40,539. For the three months ended September 30, 2016, the Company recognized $1,436,293 primarily for Class A common stock grants awarded to a former officer of the Company, and to a lesser extent, to non-employee directors and individuals for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the three months ended September 30, 2017 and 2016. On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed to CSS for the years 2015 and 2016 and for the six months ended June 30, 2017. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. As indicated above, we believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the three months ended September 30, 2017, we recorded interest expense totaling $124,142. Of this amount, $64,202, or 52%, was paid in cash and $59,940, or 48%, was non-cash based. For the three months ended September 30, 2016, we recorded interest expense totaling $210,816. Of this amount, $47,537, or 23%, was paid in cash and $163,279, or 77%, was non-cash based.

The following table presents cash based and non-cash based interest expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Cash Based:
Term Notes	$27,400	$15,271
Revolving line of credit	36,802	31,375
License note - CSS	-	891
	64,202	47,537
Non-Cash Based:
Amortization of debt discount	59,940	144,107
Amortization of deferred financing costs	-	19,172
	59,940	163,279

	$124,142	$210,816

We incurred interest expense on our outstanding Term Notes prior to their repayment from the net proceeds of our IPO, and on net advances under our Credit Facility, prior to its pay down. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over their respective terms. Prior to their repayment, the Term Notes bore interest at 5% per annum. Any advances we receive under the Credit Facility bears interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by September 30, 2016 was $2,480,000 and by December 31, 2016 was $2,970,000. The aggregate principal balance sold by May 2017 totaled $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $2,800,000 at September 30, 2016 and were $3,480,000 at December 31, 2016. The net advances outstanding were $4,500,000 just prior to our IPO. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until June 2018.

Benefit from Income Taxes

Our benefit from income taxes consists of federal and state income taxes. We recorded an income tax benefit of $246,000 and $857,000 for the three months ended September 30, 2017 and 2016, respectively. We apply the expected annual federal and state effective tax rates in determining our taxes. See “RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2016” below, for further discussion of income taxes.

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

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months or nine month periods ended September 30, 2017 and 2016.

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

Use of Non-GAAP Financial Measure

In addition to the results reported in accordance with GAAP, we use a non-GAAP financial measure, which is not recognized under GAAP, as a supplemental indicator of our operating performance. This non-GAAP financial measure is provided to enhance the readers understanding of our historical and current financial performance. Management believes that this measure provides useful information in that it excludes amounts that are not indicative of our core operating results and ongoing operations and provide a more consistent basis for comparison between periods. The non-GAAP financial measure that we currently use is Adjusted EBITDA which is defined as follows:

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization and non-cash share-based compensation expense, and also includes the gain on bargain purchase of subsidiary and adjustments for other identified charges such as costs incurred to form our company and to prepare for the offering of our Class A common stock to the public, prior to our IPO. Identified charges also include the cost of maintaining a board of directors prior to being a publicly traded company. As our IPO has been completed, director fees will be deducted from Adjusted EBITDA going forward. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

In addition, Screen Media has used a non-GAAP financial measure to evaluate its results of operations and as a supplemental indicator of operating performance. The non-GAAP financial measure that Screen Media has used is EBITDA. EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. We believe that this measure provides useful information in that it excludes amounts that are not indicative of Screen Media’s core operating results and ongoing operations and provides a more consistent basis for comparison between periods.

“EBITDA” means earnings before interest, taxes, depreciation and amortization. EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, EBITDA may not be comparable to similar measures presented by other companies. We believe EBITDA to be a meaningful indicator of Screen Media’s performance that provides useful information regarding its financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2017	2016

Net loss, as reported	$(522,639)	$(1,086,545)

Benefit from income taxes	(246,000)	(857,000)

Interest expense, net of interest income (a)	121,583	210,812

Share-based compensation expense	182,581	1,436,293

Severance cost - former officer	-	225,828

Organization costs and directors costs (b)	123,887	104,550

Adjusted EBITDA	$(340,588)	$33,938

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $59,940 and $163,279 for the three months ended September 30, 2017 and 2016, respectively.

(b) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. This also includes the costs of maintaining a board of directors prior to being a publicly traded company, and for the three months ended September 30, 2017, this includes the costs of utilizing public relations and investor relations firms totaling $111,387, prior to being a publicly traded company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2016

As noted above, to date the vast majority of our revenue, and therefore our earnings, is recognized in the fourth quarter of the year since we recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters. At the present time however, because of our current stage of development, we generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. Therefore, the results of operations for the first three quarters of each year are not indicative of our results of operations for the full year.

The following table presents revenue and expense line items reported in our Unaudited Condensed Consolidated Statements of Operations and their corresponding percentage of total revenue for the nine months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Nine Months Ended September 30,				Change
	2017		2016		Period to Period
Revenue:
Television	$1,859,536	82%	$2,204,546	92%	$(345,010)	-16%
On-line	398,745	18%	200,000	8%	198,745	99%
Total revenue	2,258,281	100%	2,404,546	100%	(146,265)	-6%
Cost of revenue	794,923	35%	1,088,727	45%	(293,804)	-27%
Gross profit	1,463,358	65%	1,315,819	55%	147,539	11%
Operating expenses:
Selling, general and administrative	1,505,589	67%	2,214,036	92%	(708,447)	-32%
Management and license fees	225,828	10%	240,454	10%	(14,626)	-6%
Total operating expenses	1,731,417	77%	2,454,490	102%	(723,073)	-29%
Operating loss	(268,059)	-11%	(1,138,671)	-47%	870,612	-76%
Interest income	2,568	0%	11	0%	2,557	*
Interest expense	(1,176,580)	-53%	(256,395)	-11%	(920,185)	359%
Loss before income taxes	(1,442,071)	-64%	(1,395,055)	-58%	(47,016)	3%
Benefit from income taxes	(87,000)	-4%	(587,000)	-24%	500,000	-85%
Net loss	$(1,355,071)	-60%	$(808,055)	-34%	$(547,016)	68%

* Not Meaningful

Revenue

As previously discussed, the vast majority of our revenue is recognized in the fourth quarter of the year. Total revenue decreased by $146,265, or 6%, for the nine months ended September 30, 2017 compared to the prior year period. This decrease was due to a $345,010, or 16% decrease, in television revenue, offset in part, by a $198,745, or 99% increase in online revenue. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and we recognize online revenue when videos are posted to a website for viewing. We believe that the inclusion of Screen Media’s results of operations beginning on the date of the acquisition, will result in significant and material increases in our distribution, advertising and online revenue.

Television revenue

In October 2016, Hidden Heroes, our first episodic television series, began its second season airing on CBS and continued airing through September 2017. Season one of Hidden Heroes aired on CBS from October 2015 to September 2016. The sponsor for Hidden Heroes, a stockholder of our company, has agreed to fund the series for a third season.

As a result of CBS’ schedule, less original episodes of Hidden Heroes season two aired during the nine months ended September 30, 2017 compared to the airing of original episodes of season one in the prior year period. We recognize revenue for episodic television programs as each episode becomes available for delivery or becomes available for broadcast.

Also included in television revenue for the nine months ended September 30, 2017, is $160,000 related to a distribution agreement we entered into with a company located in the United States, for the distribution of our second episodic television series entitled Project Dad, a Chicken Soup for the Soul Original in Europe (the “PD Agreement”).

We generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. We anticipate that our revenue should become more evenly distributed throughout the year in the future as we expand our business and diversify our video content offerings. Until such time, our quarter to quarter financial results are not comparable within any single fiscal year or from fiscal year to fiscal year. As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results of any future period.

Online revenue

Online revenue was 18% and 8% of total revenue for the nine months ended September 30, 2017 and for the prior year period, respectively. Our online revenue includes revenue generated from the exhibition of our video content online, primarily our short-form video content, including our Sips™ and our net revenue earned through our A Plus Distribution Agreement. Producer payments due to A Plus per the Distribution Agreement are recorded as a reduction to our recorded amount of revenue. The A Plus Distribution Agreement was signed in the latter part of September 2016 and as a result, did not impact the nine months ended September 30, 2016. Online revenue is recognized when videos are first posted to a website for viewing. Additional online revenue is recognized as advertisements are viewed.

Cost of Revenue

Our cost of revenue decreased by $293,804, or 27%, for the nine months ended September 30, 2017 compared to the prior year period. As a result, gross profit margin for 2017 increased to 65% from 55%. Overall, we expect gross profit margin for the full year 2017 to be approximately the same as for the full year 2016.

In addition, the decrease in cost of revenue for the nine months ended September 30, 2017, resulted primarily from $160,000 in television revenue recognized related to the PD Agreement, for which there is no related cost of revenue.

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

The costs of producing our long-form and short-form video content are amortized using the individual-film-forecast method. This method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which spans several years.

Cost of revenue for Hidden Heroes seasons one and two was 94% and 87% of total cost of revenue for the nine months ended September 30, 2017 and for the prior year period, respectively.

Selling, General and Administrative

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items.

	Nine Months Ended
	September 30,		Change
	2017	2016	Period to Period

Payroll and benefits	$149,285	$421,524	$(272,239)	-65%
Share-based compensation	474,772	1,513,311	(1,038,539)	-69%
Outside professional services	713,119	173,247	539,872	312%
Other costs	168,413	105,954	62,459	59%

	$1,505,589	$2,214,036	$(708,447)	-32%

Our selling, general and administrative expenses decreased by $708,447, or 32%, for the nine months ended September 30, 2017 compared to the prior year period. This was primarily due to a $1,038,539, or 69% decrease in non-cash share-based compensation offset, in part, by a $539,872 increase, in outside professional services.

For the nine months ended September 30, 2016, 95% of the share-based compensation resulted primarily from share-based awards issued to a former officer of the Company. See below for further discussion of our 2017 Long Term Incentive Plan.

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $330,092, or 47%, for the nine months ended September 30, 2017 compared to the prior year period. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Payroll and benefits decreased by $272,239, or 65%, for the nine months ended September 30, 2017 compared to the prior year period. This was primarily due to the fact that the prior year period included costs, including severance, associated with a former officer of the Company. Furthermore, during 2017 our employees and certain outside professional consultants spent a significant portion of their time directly on released, in production and in development long-form episodic television series and short-form online video content. In accordance with GAAP, these costs (including benefits) are capitalized as programming costs and amortized to cost of revenue as described above. The total amount capitalized for the nine months ended September 30, 2017 was $264,824.

Our outside professional services increased by $539,872, or 312%, for the nine months ended September 30, 2017 compared to the prior year period. This was primarily due to our IPO, whereby we utilized public relations and investor relations firms leading up to, and after, our IPO during the 2017 period. Further, we currently use strategic advisors to advise us on possible acquisitions, mergers, joint ventures or investments we may make.

Effective January 1, 2017, we adopted our Plan to attract and retain certain employees. The Plan allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the nine months ended September 30, 2017, we recognized $394,238 of non-cash share-based compensation expense. We also awarded Class A common stock grants to outside directors and non-employee executive producers and service providers. For the nine months ended September 30, 2017, the Company recognized non-cash share-based compensation expense of $80,534. For the nine months ended September 30, 2016, the Company recognized $1,513,311 primarily for Class A common stock grants awarded to a former officer of the Company, and to a lesser extent, to non-employee directors and individuals for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the nine months ended September 30, 2017 and 2016. On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed to CSS for the years 2015 and 2016 and for the six months ended June 30, 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the nine months ended September 30, 2017, we recorded interest expense totaling $1,176,580. Of this amount, $267,000, or 23%, was paid in cash and $909,580, or 77%, was non-cash based. For the nine months ended September 30, 2016, we recorded interest expense totaling $256,395. Of this amount, $63,236, or 25%, was paid in cash and $193,159, or 75%, was non-cash based.

The following table presents cash based and non-cash based interest expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Cash Based:
Term Notes	$136,526	$15,271
Revolving line of credit	130,474	44,896
License note - CSS	-	3,069
	267,000	63,236
Non-Cash Based:
Amortization of debt discount	865,833	173,276
Amortization of deferred financing costs	43,747	19,883
	909,580	193,159

	$1,176,580	$256,395

We incurred interest expense on our outstanding Term Notes prior to their repayment from the net proceeds of our IPO, and on net advances under our Credit Facility, prior to its pay down. We also record non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over their respective terms. Prior to their repayment, the Term Notes bore interest at 5% per annum. Any advances we receive under the Credit Facility bears interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by September 30, 2016 was $2,480,000 and by December 31, 2016 was $2,970,000. The aggregate principal balance sold by May 2017 totaled $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $2,800,000 at September 30, 2016 and were $3,480,000 at December 31, 2016. The net advances outstanding were $4,500,000 just prior to our IPO. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until June 2018.

Benefit from Income Taxes

The Company’s benefit from income taxes consists of federal and state taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.

For the nine months ended September 30, 2017 and 2016, we reported an income tax benefit of $87,000 and $587,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 6% and 42%, respectively. The effective rate for the nine months ended September 30, 2017 was significantly impacted by permanent differences of approximately $1.3 million which consisted principally of amortization of debt discounts included in interest expense and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan.

Temporary timing differences consist primarily of net programming costs being deductible for tax purposes in the period incurred (under Internal Revenue Code Section 181 up to December 31, 2016) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. Additionally, the Company amortized, for tax purposes only, an intangible asset under Section 197 of the Internal Revenue Code, with such amortization not reported in the financial statements.

See “RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2016” above, for a description of:

- our affiliate resources and obligations.

- our use of non-GAAP financial measures, and

- our definition of Adjusted EBITDA.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,

	2017	2016

Net loss, as reported	$(1,355,071)	$(808,055)

Benefit from income taxes	(87,000)	(587,000)

Interest expense, net of interest income (a)	1,174,011	256,383

Share-based compensation expense	474,772	1,513,311

Severance cost - former officer	-	225,828

Organization costs and directors costs (b)	290,124	217,513

Adjusted EBITDA	$496,836	$817,980

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $909,580 and $193,159 for the nine months ended September 30, 2017 and 2016, respectively.

(b) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. This also includes the costs of maintaining a board of directors prior to being a publicly traded company, and for the nine months ended September 30, 2017, this includes the costs of utilizing public relations and investor relations firms totaling $240,124, prior to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

Initial Public Offering of Shares of Class A Common Stock

As described above under “Recent Developments”, on August 17, 2017, we completed our IPO of $30.0 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 of our newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). We did not receive any of the proceeds from the sale of Selling Stockholder Shares. In connection with the completion of our IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

Our IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of Term Notes and $4.5 million of senior secured notes payable under the Credit Facility. We can request additional advances under the Credit Facility up to $4.5 million at any time until June 2018. The remaining net proceeds of the IPO will be used by us for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Subsequent to our IPO, we have significant liquidity from cash on hand, accounts receivable due to us in the near term, and our unused Credit Facility of $4.5 million. In addition, we expect positive cash flow from operations in the fourth quarter of 2017 and thereafter.

Acquisition of Screen Media Ventures, LLC

As described under “Recent Developments” above, on November 3, 2017, we completed our acquisition of all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and our Class Z warrants exercisable into 50,000 shares of our Class A common stock at $12 per share. We are in the process of ascertaining the fair value of the Class A common stock and Class Z warrants issued through an independent valuation. We estimate that total closing costs related to the acquisition will be approximately $2.1 million and these closing costs were provided from cash and cash equivalents on hand. We believe that the operations of Screen Media will be cash flow positive from the date of the acquisition forward and that it will be accretive to Adjusted EBITDA immediately.

Cash Requirements

After giving effect to the funds used to complete the purchase of Screen Media, we believe our cash and cash equivalents on hand should be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. It is possible that we could incur unexpected costs and expenses in the future, fail to collect significant amounts that may be owed to us, or experience unexpected cash requirements that would force us to seek additional financing. In this event, additional financing would only be required if net advances available under the Credit Facility of $4.5 million were insufficient to meet unexpected cash requirements, or the Credit Facility is near its maturity date of June 2018, without the maturity date being extended. If we seek additional financing, we would likely issue additional equity or debt securities, and as a result, stockholders may experience additional dilution or the new debt or equity securities may have rights, preferences or privileges more favorable than those of existing holders of our debt or equity. In this event, if additional financing is not available or is not available on acceptable terms, we may be required to delay or reduce the scope of our video content production plans.

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

The Term Notes required interest at 5% per annum, payable monthly in arrears in cash. The principal of the Term Notes (including all accrued, but unpaid interest thereon) were originally payable by us on the earlier of (a) June 30, 2017 and (b) the third business day following consummation of (i) an initial public offering (including this offering) and (ii) any future equity offering (other than as a result of the exercise of our Class W warrants) resulting in gross proceeds to us of at least $7.0 million (the “Term Notes Original Maturity Date”).

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

Cash Flows

Our principal source of liquidity has been from our financing activities. Our cash and cash equivalents balance, was $10,076,573 as of September 30, 2017 and $507,247 as of December 31, 2016.

Cash flow information for the nine months ended September 30, 2017 (“2017”) and for the nine months ended September 30, 2016 (“2016”) is as follows:

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):

Operating activities	$(6,594,161)	$(865,092)

Investing activities	-	(5,000,000)

Financing activities	16,163,487	6,977,059

Net increase in cash and cash equivalents	$9,569,326	$1,111,967

Operating Activities

Our operating activities required a net use of cash in 2017 totaling $6.6 million. This use of cash resulted primarily from a net loss of $1.4 million, our investment in in-production and in-development programming costs of $4.3 million and increased prepaid distribution fees related to A Plus of $1.5 million. Additionally, the net use of cash was impacted by increased trade accounts receivable of $1.0 million due primarily to payments to be received for Hidden Heroes, and an increase in prepaid expenses of $1.2 million for prepaid advisory services fees. The above was offset, in part, by non-cash stock compensation of $0.5 million, non-cash amortization of debt discounts and deferred financing costs of $0.9 million, and amortization of programming costs of $0.8 million.

For 2016, our operating activities required a net use of cash totaling $0.9 million. This use of cash resulted from primarily from a net loss of $0.8 million, our investment in in-production and in-development programming costs of $4.1 million, increased trade accounts receivable of $0.8 million due primarily to payments to be received for Hidden Heroes. The above was offset, in part, by non-cash stock compensation of $1.5 million and increased deferred revenue related to Project Dad and Hidden Heroes of $2.5 million.

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

Financing Activities

Our financing activities provided net cash in 2017 totaling $16.2 million. This resulted primarily from the net proceeds from our IPO of $24.0 million and proceeds from the sale of Class A common stock in a private placement of $1.4 million. This total of $25.4 million was offset, in part, by full repayment of the Credit Facility, net of advances received during the period, of $3.5 million and the full repayment of the Term Notes, net of proceeds received during the period, of $2.1 million, and by a $3.7 million increase in amounts due from affiliated companies.

For 2016, our financing activities provided net cash totaling $7.0 million. This resulted primarily from net advances received under the Credit Facility of $2.8 million and the proceeds received from the issuance of Term Notes of $2.5 million. In addition, we received proceeds from the sale of Class A common stock in a private placement of $0.9 million.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenues from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund operations and our investment in television programs through payments we receive from sponsors. The net proceeds from our IPO allows us to be more flexible as to payment timing from sponsors and to use cash and cash equivalents on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. In addition to the acquisition of Screen Media, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, our Credit Facility while available, or new equity or debt financing.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2 – Unregistered Sales of Equity Securities

Stock Option Grants

During the quarter ended September 30, 2017, the Company granted a stock option to an employee to acquire 60,000 shares of its Class A common stock at $9.74 per share (the “Option”) valued at $293,880. The Option was granted pursuant to the Company’s 2017 Long Term Incentive Plan. The Option vests semi-annually over the three year period from date of grant.

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

/s/ Daniel M. Pess
Daniel M. Pess
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 6, 2017	(Principal Executive Officer)

