Form 10-K
period 2017-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2018-03-30
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, $.0001 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recent second quarter, there was no public market for the registrant’s common stock.

The number of shares of Common Stock outstanding as of March 26, 2018 totaled 11,609,992 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	3,746,054
Class B common stock, $.0001 par value per share*	7,863,938

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Parts of the registrant’s Proxy Statement for Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, intentions and strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “target,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

Important factors that may affect our actual results include:

●	our limited operating history;

●	our financial performance, including our ability to generate revenue;

●	ability of our content offerings to achieve market acceptance;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	potential ability to obtain additional financing when and if needed;

●	ability to protect our intellectual property;

●	ability to complete strategic acquisitions;

●	ability to manage growth and integrate acquired operations;

●	potential liquidity and trading of our securities;

●	regulatory or operational risks;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

ii

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

•	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our predecessor company;

•	“CSS” means Chicken Soup for the Soul, LLC, our immediate parent company;

•	“CSS Holdings” means Chicken Soup for the Soul Holdings, the parent company of CSS and our ultimate parent company;

•	“Screen Media” means Screen Media Ventures, LLC, an operating subsidiary of the CSSE; and

•	“A Plus” means A Sharp Inc. (d/b/a A Plus), a majority-owned operating subsidiary of CSS.

ITEM 1. Business

Overview

CSSE is a growing media company building online video on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. We also curate, produce and distribute long and short-form video content that brings out the best of the human spirit, and distribute the online content of our affiliate, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers. Our subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also own Popcornflix®, a popular online advertiser-supported VOD (“AVOD”) network, and four additional AVOD networks, which collectively have rights to exhibit thousands of movies and television episodes.

We have an exclusive, perpetual and worldwide license from our parent, CSS, a publishing and consumer products company, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”).

We operate in three areas:

•

Online Networks. In this segment, we distribute and exhibit video on-demand content directly to consumers across all digital platforms, such as smartphones, tablets, gaming consoles and the web through our Popcornflix and A Plus networks. Popcornflix had 15 million active users in 2017.

•	Television and Film Distribution. In this segment, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We own the copyright or long-term distribution rights to more than 1,200 television series and feature films.

•	Television and Short-Form Video Production. In this segment, we partner with sponsors and use highly regarded independent producers to develop and produce our video content, including Brand-related content.

Since our inception in January 2015, our business has grown rapidly. For the full year 2017, our net revenue was $10.7 million, as compared to 2016 net revenue for the full year of $8.1 million. This increase was primarily due to the acquisition of Screen Media in November 2017. We had net income of $22.8 million for the full year 2017, as compared to a full year net income of $0.8 million in 2016. Our 2017 Adjusted EBITDA was $28.3 million for the full year, as compared to full year 2016 Adjusted EBITDA of $3.8 million. The full year 2017 included a gain on bargain purchase of $24.3 million relating to the acquisition of Screen Media, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

Our vision is to use our solid core of traditional media production and distribution assets to build a powerful portfolio of online VOD networks and assets. Our production and distribution businesses generate current revenue and Adjusted EBITDA to fund our rapidly growing online networks. We will build and acquire assets such as content libraries, digital publishers with content related to our own, and stand-alone VOD networks.

One of our fundamental objectives is to continue to grow our VOD networks to create a “network of networks” as we continue to grow our content offerings to critical mass. Our strategy is to build our library of video content through a combination of Chicken Soup for the Soul original video content and opportunistic acquisitions of third-party video content libraries, such as our transformative acquisition of Screen Media, or other rights to video content as distressed networks seek to monetize their content libraries.

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded approximately 24 million times. Popcornflix had 15 million active users in 2017.

Popcornflix is one of the largest AVOD services. Under the Popcornflix brand, we operate a series of direct-to consumer advertising supported channels. On Popcornflix, we have the rights to exhibit more than 3,000 films and approximately 60 television series comprised of approximately 1,500 episodes, with new content added regularly. As a “free-to-consumer” digital streaming channel, Popcornflix is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku , Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic internet connected televisions, among others. Popcornflix is currently available in 56 countries, including the United States, United Kingdom, Canada, Australia, Scandinavia, Germany, France, Hong Kong, and Singapore, with additional territories to be added.

While Popcornflix is currently an advertiser-supported VOD network, we expect to add subscriber-based networks in the future.

In addition to Popcornflix, we derive online networks revenue from our exclusive distribution relationship with A Plus, our affiliate, which develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide. Our distribution relationship with A Plus allows us to accelerate the growth of our offering by providing us with content developed and distributed by A Plus that is complementary to the Brand.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or long-term distribution rights to more than 1,200 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

Screen Media’s distribution capabilities across all media will allow us to distribute our produced television series directly and eliminate the distribution fees (as much as 30% of revenue) that we currently pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

The Company has distribution licensing agreements with numerous VOD services across all major platform, such as cable and satellite VOD and Internet VOD, which includes TVOD for rentals or purchases of films, AVOD for free-to-viewer streaming of films supported by advertisements and SVOD for unlimited access to films for a monthly fee.

Our cable and satellite VOD distribution agreements include those with Time Warner Cable, DirecTV, Spectrum, Vubiquity and In Demand. Our Internet VOD distribution agreements include those with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony, and Vudu, among others.

We are rapidly expanding international distribution of our content through agreements with iTunes, Sony PlayStation, Xbox, and Viasat, among others. Under these agreements, our titles are available on iTunes, Sony PlayStation and Xbox in the United Kingdom, Australia, France, Germany, Italy and Hong Kong with additional territories added regularly.

Television and Short-Form Video Production

We utilize the Chicken Soup for the Soul brand, together with our management’s industry experience and expertise, to generate revenue through the production and distribution of video content. The Company partners with sponsors and uses highly-regarded independent producers to develop and produce video content. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. We currently have producer agreements or arrangements in place with a number of these producers, including Litton Entertainment (a Hearst company). We anticipate entering into relationships with additional independent producers.

We seek committed funding from corporate and foundation sponsors covering more than the production costs prior to moving forward with a project. Since we seek to secure both the committed funding and production capabilities for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects.

Corporate and foundation sponsors with which we work include HomeAway, Hilton Grand Vacations, American Humane, BISSELL Homecare, Inc., the Boniuk Foundation, Michelson Found Animals Foundation and the Morgridge Family Foundation, and we are currently in discussions with numerous others. We endeavor to retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value.

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current long-form video content projects include:

•

Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award winning Hidden Heroes is hosted by Brooke Burke-Charvet and is currently airing its third season on The CW Network. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. For example, a farmer teaches his teenage daughter to drive; a single dad re-enters the dating scene; a touring rock musician takes his family with him on the road; an over-protective dad struggles with his autistic daughter’s growing independence; and gay dads deal with the emotional complexities of adoption. All the fathers are different ages, races, and religions; however, they are all bound by the singular belief that raising their children is life’s greatest gift.

•

Vacation Rental Potential. This series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain a vacation home that transforms their family life. Hosted by Holly Baker, Vacation Rental Potential offers people insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017.

Our short-form video content, including our branded short-form video content known as Sips, is typically exhibited through online video content distribution and social media platforms, such as YouTube, Facebook, Yahoo, Diply, Gateway Media, SheKnows, Rumble and Liquid Social among others, as well as on the social media of Chicken Soup for the Soul and our sponsors.

Competition

Video content production and distribution direct to consumers are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete with the major studios, numerous independent motion picture and television distribution and production companies, television networks, pay television systems and online media platforms for the services of performing artists, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses.

In addition, our video content competes for media outlet and audience acceptance with video content produced and distributed by other companies. As a result, the success of any of our video content is dependent not only on the quality and acceptance of a particular production, but also on the quality and acceptance of other competing video content available in the marketplace at or near the same time.

Given such competition, and our stage of development, we intend to initially emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. Our cost structures are designed to utilize our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative, desirable video content.

Intellectual Property

We are party to the CSS License Agreement (as defined) through which we have been granted the perpetual, exclusive, worldwide license by CSS to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Chicken Soup for the Soul and related names are trademarks owned by CSS. We have the proprietary rights (including copyrights) in all our Sips and company-produced content. With the acquisition of Screen Media, the Company now owns copyrights or global long-term distribution rights to Screen Media film library as well as ownership of Screen Media’s AVOD application Popcornflix.

We rely on a combination of confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights.

Employees

As of December 31, 2017, we had 32 direct employees. The services of certain personnel, including our chairman and chief executive officer, vice chairman and chief strategy officer, our senior brand advisor and director, and chief financial officer, are provided to us under the CSS Management Agreement. We also utilize many consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment.

Corporate Information

We are a Delaware corporation formed on May 4, 2016. CSS Productions, our predecessor and immediate parent company, was formed in December 2014 by CSS, and initiated operations in January 2015. We were formed to create a discrete entity focused on video content opportunities using the Brand. In connection with our succession to the operations of CSS Productions, all video content assets owned by CSS and any of its affiliates, including all rights and obligations related thereto, were transferred to us upon formation on May 4, 2016. Thereafter, CSS Productions’ operating activities ceased, and the Company continued the business operations of producing and distributing the video content.

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

Thereafter, CSS Productions’ operating activities ceased, and the Company continued the business operations of producing and distributing the video content.

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

Internet Address and Availability of Filings

We maintain a website at www.cssentertainment.com. The Company makes available, free of charge, on or through its internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934 report filed during the year ended December 31, 2017.

Implications of Being an Emerging Growth Company

We are an “emerging growth company”, as defined in the JOBS Act, and, for so long as we are an emerging growth company, are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to:

•	Not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	Not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;

•	Reduced disclosure obligations regarding executive compensation; and

•	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2022, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (a) we have more than $1.0 billion in annual revenue in any fiscal year, (b) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (c) we issue more than $1.0 billion of non-convertible debt over a three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

ITEM 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to our Company:

We do not have a long operating history on which to evaluate our company.

Our predecessor, CSS Productions, was formed in December 2014 and we were formed in May 2016 to succeed to CSS Productions’ assets in order to create a discrete, focused entity to pursue video content opportunities using the Chicken Soup for the Soul brand. We face all the risks faced by newer companies in the media industry, including significant competition from existing and emerging media producers and distributors, many of which are significantly more established, larger and better financed than our company.

It is only recently that we debuted our video content and accordingly do not have a long history on which to evaluate our ability to produce and distribute video content that will be desired by our target consumers across multiple media offerings. Similarly, we do not have a long-term operating or financial history that can be reviewed in evaluating an investment in our company.

All of our assets are pledged to secure existing indebtedness.

All of our assets are pledged under a first priority security interest to secure our repayment obligations under indebtedness owed to the facility lender under a credit facility with an affiliate of our chief executive officer, as described under “Management’s Discussion and Analysis of Operating and Financial Condition – Liquidity and Capital Resources - “Credit Facility.” In the event the holder of such indebtedness takes action with respect to our assets in connection with any default under the Credit Facility, we may not be able to continue our operations.

Our long-term results of operations are difficult to predict and depend on the commercial success of our video content and the continued strength of the Chicken Soup for the Soul brand.

Our ability in the long-term to obtain sponsorships and licensing arrangements and to distribute our video content will depend, in part, upon the commercial success of the content that we initially distribute and, in part, on the continued strength of the Chicken Soup for the Soul brand. We cannot predict whether our initial video content will be accepted by audiences at a level that will create strong demand for our future video content. Further, the continued strength of the brand will be affected in large part by the operations of CSS and its other business operations, none of which we control. CSS utilizes the brand through its other subsidiaries for various commercial purposes, including the sale of books (including educational curriculum products), pet foods and other consumer products. Negative publicity relating to CSS or its other subsidiaries or the brand, or any diminution in the perception of the brand could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We cannot assure you that we will manage the production and distribution of all of our video content successfully, that all or any portion of our video content will be met with critical acclaim or will be embraced by audiences on a one-time or repeated basis, or that the strength of the Chicken Soup for the Soul brand will not diminish over time.

Our reliance on third parties for production and distribution could limit our control over the quality of the finished video content.

We currently have limited internal production and distribution capabilities and are reliant on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce and distribute video content on a cost efficient basis, and our reliance on such third parties could lessen the control we have over the projects, despite our approval rights. Should the third party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. Further, we cannot be assured of entering into favorable agreements with such third party producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects.

An integral part of our strategy is to initially minimize our production and distribution costs by utilizing funding sources provided by others, however, such sources may not be readily available.

The production and distribution of video content require a significant amount of capital. As part of our strategy, we will initially seek to fund the production and distribution of our video content through the payment of upfront fees by sponsors, licensors, broadcast, cable and satellite outlets and other producers and distributors, as well as through other initiatives, such as government tax incentives. Funding for our video content projects from the aforementioned sources or other sources may not be available on attractive terms or at all as and when we need such funding. To the extent we are not able to secure agreements by which upfront fees are paid to us, we may need to curtail the amount of video content being produced or use our operating or other funds to pay for such video content, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

As we grow we may seek to fund and produce more of our video content directly, subjecting us to significant additional risks.

Our current strategy of funding the production and distribution of our video content through the payment of upfront fees by third parties may limit the backend return to us. If we should determine to use our own funds to produce and distribute more of our video content in order to capture greater backend returns, we would face significant additional risks, such as the need to internally advance funds ahead of revenue generation and cost recoupment and the need to divert some of our resources and efforts away from other operations. In order to reduce these risks, we may determine to raise additional equity or incur additional indebtedness. In such event, our stockholders and our company will be subjected to the risks associated with issuing more of our shares or increasing our debt obligations.

We have derived our revenue to date from a limited number of video content offerings and clients and have funded our projects from a limited number of sources.

Historically, we have derived most of our revenue from a limited number of video content offerings and clients. While we continue to expand the number and type of our video content offerings, including through our acquisition of Screen Media, we will need to continue to expand and broaden our video content offerings, the distribution channels into which they are placed, the clients to which we sell and the production and financing relationships utilized to create such video content to ensure that we are not reliant on a limited number of offerings or distribution partners in the future. A failure to continue to expand and broaden our video content offerings, client base or distribution, production and financing relationships could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Certain conflicts of interest may arise between us and our affiliated companies and we have waived certain rights with respect thereto.

Our certificate of incorporation includes a provision stating that we renounce any interest or expectancy in any business opportunities that are presented to us or our officers, directors or stockholders or affiliates thereof, including but not limited to CSS Productions and its affiliates (collectively, the “CSS Companies”), except as may be set forth in any written agreement between us and any of the CSS Companies (such as the CSS License Agreement under which CSS has agreed that all video content operations shall be conducted only through CSSE). This provision also states that, to the fullest extent permitted by Delaware law, our officers, directors and employees shall not be liable to us or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any activities of any of the CSS Companies. As a result of these provisions, there may be conflicts of interest among us and our officers, directors, stockholders or their affiliates, including the CSS Companies, relating to business opportunities, and we have waived our right to monetary damages in the event of any such conflict.

We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits.

We are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Affiliate Resources and Obligations — CSS Management Agreement”, “CSS License Agreement” and “A Plus Distribution Agreement” and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. Accordingly, in the aggregate, at least 10% of our gross revenue will be paid to our affiliates on a continuous basis and will not be otherwise available to us.

If a project we are producing incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves.

If a production we are funding incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot be certain that any required financing will be available to us on commercially reasonable terms or at all, or that we will be able to recoup the costs of overruns. Increased costs incurred with respect to a particular project may result in the production not being ready for release at the intended time, which could cause a decline in the commercial performance of the project. Budget overruns could also prevent a project from being completed or released at all.

We are subject to risks associated with possible acquisitions, business combinations, or joint ventures.

We are actively pursuing discussions and activities with respect to possible acquisitions, sale of assets, business combinations, or joint ventures intended to complement or expand our business, some of which may be significant transactions for us. We may not realize the anticipated benefit from any of the transactions we pursue. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction could require us to incur significant costs and cause diversion of management’s time and resources.

Integrating any business that we acquire may be distracting to our management and disruptive to our business and may result in significant costs to us. We could face several challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. Any such transaction could also result in impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our operating results may fluctuate.

Our operating results are dependent, in part, on management’s estimates of revenue to be earned over the life of a project. We will regularly review and revise our revenue estimates. This review may result in a change in the rate of amortization and/or a write-down of the video content asset to its estimated realizable value. Results of operations in future years depend upon our amortization of our video content costs. Periodic adjustments in amortization rates may significantly affect these results. Further, as many of our third-party relationships will be on a project-by-project basis, the profits, if any, generated from various projects will fluctuate based on the terms of the agreements between us and our third-party producers and distributors.

Because of our current stage of development, we generate a significant portion of our annual revenue in the fourth quarter of our fiscal year. However, with the acquisition of Screen Media whose revenue and results are more evenly distributed over its fiscal quarters, we anticipate that our revenue may be more evenly distributed throughout the year in the future as we diversify our video content offerings. Until such time, our quarter to quarter financial results may not be comparable within any single fiscal year or from fiscal year to fiscal year.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Distributors’ failure to promote our video content could adversely affect our revenue and could adversely affect our business results.

We will not always control the timing and manner in which our licensed distributors distribute our video content offerings. However, their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote our video content or to promote our competitors’ video content to a greater extent than they promote our intent could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are smaller and less diversified than many of our competitors.

Many of the producers and studios with which we compete are part of large diversified corporate groups with a variety of other operations, including television networks, cable channels and other diversified companies such as Amazon, which can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, and other personnel required for production. The resources of the major producers and studios may also give them an advantage in acquiring other businesses or assets, including video content libraries, that we might also be interested in acquiring.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, or certain changes in consumer behavior driven by these developments, emerge. Consumers are spending an increasing amount of time online and on mobile devices and are increasingly viewing content on a time-delayed or on-demand basis online, on their televisions and on handheld or portable devices. Our distributors and we must adapt our businesses to changing consumer behavior and preferences and exploit new distribution channels. Our strategy is to seek to take advantage of these changes and thereby to create new revenue streams and other opportunities for our video content. If we cannot successfully utilize these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face risks from doing business internationally.

We intend to increase the distribution of our video content outside the U.S. and thereby derive significant revenue in foreign jurisdictions. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;

•	changes in local regulatory requirements, including restrictions on video content;

•	differing cultural tastes and attitudes;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenue from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our video content and the protection of the Chicken Soup for the Soul brand. We protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media. Under the terms of the CSS License Agreement, CSS has the primary right to take actions to protect the brand, and, if it does not, and we reasonably deem any infringement thereof is materially harmful to our business, we may elect to seek action to protect the brand ourselves. Although in the former case, we would equitably share in any recovery, and in the latter case, we would retain the entirety of any recovery, should CSS determine not to prosecute infringement of the brand, we could be materially harmed and could incur substantial cost in prosecuting an infringement of the Chicken Soup for the Soul brand.

Others may assert intellectual property infringement claims against us.

It is possible that others may claim from time to time that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed content, stories, characters and other entertainment or intellectual property. Although CSS is obligated to indemnify us for claims related to our use of the Chicken Soup for the Soul brand in accordance with the CSS License Agreement, we could face lawsuits with respect to claims relating thereto. Irrespective of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business involves risks of liability claims for video content, which could adversely affect our results of operations and financial condition.

As a producer and distributor of video content, we may face potential liability for defamation, invasion of privacy, negligence and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of video content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Piracy of video content may harm our business.

Video content piracy is extensive in many parts of the world, including South America, Asia, and certain Eastern European countries, and is made easier by technological advances and the conversion of video content into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of video content on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of our video content could have an adverse effect on our business.

We rely upon a number of partners to offer streaming of content to various devices.

We currently offer viewers the ability to receive streaming content through a host of internet-connected devices, including internet-enabled televisions, digital video players, game consoles and mobile devices, using third-party platforms and our own VOD platforms, including Popcornflix.com. We intend to continue to broaden our capability to instantly stream content to other platforms and partners over time. We do not own any of the technology utilized by third parties in the distribution of our content. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. In addition, technology changes may require that our partners update their platforms. If partners do not update or otherwise modify their platforms, our service and our viewers’ use and enjoyment could be negatively impacted.

Any significant disruption in the computer systems of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our viewers is dependent upon the reliable performance of the computer systems of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems or to the internet in general, could make our content unavailable or impair our ability to deliver such content.

Our online activities are subject to a variety of laws and regulations relating to privacy, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our websites, we use third-party applications, websites, and social media platforms to promote our video content offerings and engage consumers, as well as monitor and collect certain information about consumers. There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information. Many foreign countries have adopted similar laws governing individual privacy, some of which are more restrictive than similar United States laws. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our operations.

If we experience rapid growth, we may not manage our growth effectively, execute our business plan as proposed or adequately address competitive challenges.

We anticipate continuing to grow our business and operations rapidly. Our growth strategy includes organic initiatives and acquisitions. Such growth could place a significant strain on the management, administrative, operational and financial infrastructure we utilize, a portion of which is made available to us by our affiliates under the CSS Management Agreement. Our long-term success will depend, in part, on our ability to manage this growth effectively, obtain the necessary support and resources under the CSS Management Agreement and grow our own internal resources as required, including internal management and staff personnel. To manage the expected growth of our operations and personnel, we also will need to increase our internal operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in producing our video content, declines in overall project quality and increases in costs. Any of these difficulties could adversely impact our business financial condition, operating results, liquidity and prospects.

Our exclusive license to use the Chicken Soup for the Soul brand could be terminated in certain circumstances.

We do not own the Chicken Soup for the Soul brand or any other Chicken Soup for the Soul-related assets (including books), other than those assets transferred to us under the CSS Contribution and Trema Contribution Agreements. The brand is licensed to us by CSS under the terms of the CSS License Agreement. CSS controls the brand, and the continued integrity and strength of the Chicken Soup for the Soul brand will depend in large part on the efforts and businesses of CSS and how the brand is used, promoted and protected by CSS, which will be outside of the immediate control of our company. Although the license granted to us under the CSS License Agreement is perpetual, there are certain circumstances in which it may be terminated by CSS, including our breach of the CSS License Agreement.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally may have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may require and not be able to obtain additional funding to meet increased capital needs after an acquisition.

Our ability to grow through acquisitions, business combinations and joint ventures and our ability to fund our operating expenses after one or more acquisitions may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. If we do not have access to such financing arrangements, and if other funds do not become available on terms acceptable to us, there could be a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our success depends on our management and relationships with our affiliated companies.

Our success depends to a significant extent on the performance of our management personnel and key employees, including production and creative personnel, made available to us through the CSS Management Agreement. The loss of the services of such persons or the resources supplied to us by our affiliated companies could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

To be successful, we need to attract and retain qualified personnel.

Our success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce and distribute our video content continues to increase. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenue exceeds $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. Any inability to raise additional capital as and when we need it, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Since our content is digitally stored and distributed online, and we accept online payments for various subscription services, we face numerous cybersecurity risks.

We utilize information technology systems, including third-party hosted servers and cloud-based servers, to host our digital content, as well as to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of our internal systems or the systems of our third-party providers are compromised due to computer virus, unauthorized access, malware, and the like, then sensitive documents could be exposed or deleted, and our ability to conduct business could be impaired.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to our systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures.

To date, we have not experienced any material losses relating to cyber-attacks, computer viruses, or other systems failures. Although we have taken steps to protect the security of data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. In addition to operational and business consequences, if our cybersecurity is breached, we could be held liable to our customers or other parties in regulatory or other actions, and we may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity.

Certain information relating to our customers, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third-parties that do business with us or facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of customer preferences to enhance our customer service and for billing, marketing, and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding. Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our customers and market our properties and services.

Risks Related to our Common Stock:

Our chairman and chief executive officer effectively controls our company.

We have two classes of common stock — Class A common stock, each share of which entitles the holder thereof to one vote on any matter submitted to our stockholders, and Class B common stock, each share of which entitles the holder thereof to ten votes on any matter submitted to our stockholders. Our chairman and chief executive officer, William J. Rouhana, Jr., has control over the vast majority of all the outstanding voting power as represented by our outstanding Class B and Class A common stock and effectively controls CSS Holdings and CSS, which controls CSS Productions, and, in turn, our company. Further, our bylaws provide that any member of our board may be removed with or without cause by the majority of our outstanding voting power, thus Mr. Rouhana exerts significant control over our board. This concentration of ownership and decision making may make it more difficult for other stockholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

We may issue shares of our capital stock or debt securities in the future, whether to complete any acquisition, a business combination or to raise additional funds, which would reduce the equity interest of our stockholders and might cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 70 million shares of Class A common stock, par value $.0001 per share, 20 million shares of Class B common stock, par value $.0001 per share, and 10 million shares of preferred stock, par value $.0001 per share. As of the date of this Report, we have 66,253,946 authorized but unissued shares of our Class A common stock remaining available for issuance, 12,136,062 authorized but unissued shares of our Class B common stock remaining available for issuance and 10,000,000 authorized but unissued shares of our preferred stock remaining available for issuance immediately after the offering. We also may issue a substantial number of additional Shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any acquisition or business combination in the future.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

We have outstanding Class W warrants to purchase up to an aggregate of 678,822 shares of Class A common stock and Class Z warrants to purchase up to an aggregate of 130,618 shares of Class A common stock. The sale, or even the possibility of sale, of the Class W warrants and the Class Z warrants or the shares underlying the Class W warrants and the Class Z warrants, could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. Furthermore, we might issue warrants or other securities convertible or exchangeable for shares of common stock in the future in order to raise funds or to effect acquisitions or business combinations. If and to the extent our warrants are exercised, or we issue additional securities to raise funds or consummate any acquisition or business combination, you may experience dilution to your holdings.

We may not pay any dividends on our common stock.

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends on our common stock in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition as well as the limitations on dividends and distributions that exist under the laws and regulations of the State of Delaware and will be within the discretion of our board of directors. As a result, any gain you may realize on our common stock (including shares of common stock obtained upon exercise of our warrants) may result solely from the appreciation of such shares.

If our securities become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our securities become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Nasdaq could delist our Class A common stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our shares and subject us to additional trading restrictions.

Our Class A common stock is on Nasdaq, a national securities exchange, if our common stock is not listed on Nasdaq at any time after the date hereof, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•	a determination that our common stock is “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Property

We are party to the CSS Management Agreement (as defined) under which the Company receives from CSS and affiliate companies various integral operational services, including accounting, legal, marketing, management, data access and back office systems, and requires CSS to provide office space and equipment usage. See Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Affiliate Resources and Obligations – CSS Management Agreement”.

CSS’ headquarters are located in an approximately 6,000 square foot leased facility in Cos Cob, Connecticut, the usage of which is provided to the Company under the terms of the CSS Management Agreement. The CSS headquarters lease expires in 2024. In addition, the Company leases office space of approximately 8,500 square feet in New York, New York, under a lease that expires in 2020.

ITEM 3. Legal Proceedings

In the normal course of business, from time-to-time, we may become subject to claims in legal proceedings.

Legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on our business, financial position, results of operations, or cash flows.

We are not currently, and have not been since inception, subject to any material legal claims or actions. Further, we have no knowledge of any material pending legal actions and we do not believe we are currently a party to any pending legal claims or actions.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on The Nasdaq Global Market (“NASDAQ”) under the symbol “CSSE”. The following table sets for the range of high and low closing sales prices of our Class A common stock for the periods indicated as reported by NASDAQ:

	2017
	High		Low

Fourth Quarter		$11.15		$7.01
Third Quarter		$13.26		$6.79
Second Quarter*	$	N/A	$	N/A
First Quarter*	$	N/A	$	N/A

* Not applicable, as the Company's common stock began trading on August 17, 2017.

Holders

We had approximately 42 holders of record of Class A common stock as of March 23, 2018. This does not reflect persons or entities that hold our Class A common stock in nominee or “street” name through various brokerage firms. We had seven holders of record of Class B common stock as of March 23, 2018, including Chicken Soup for the Soul Productions, LLC (“CSS Productions”), our immediate parent company. As of March 23, 2018, we had outstanding 3,746,054 shares of our Class A common stock and 7,863,938 shares of our Class B common stock. The Class A common stock and Class B common stock vote together as a single class. Each share of Class A common stock entitles the holder thereof to one vote on all matters submitted to our stockholders for vote. Each share of Class B common stock entitles the holder thereof to ten votes on all matters submitted to our stockholders for vote. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the election of the holder.

Dividends

We have not paid any cash dividends on our Class A common stock or Class B common stock since inception. Our board of directors may determine to pay future cash dividends on our Class A common stock and Class B common stock, as a single class, if it determines that dividends are an appropriate use of the Company’s capital.

Long Term Incentive Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Long Term Incentive Plan approved by the Board of Directors *	690,000	$7.61	310,000

* As of December 31, 2017, the Company is permitted to grant common stock equivalents of up to an aggregate of 1,000,000 shares of its Class A common stock under the Long Term Incentive Plan (the "Plan"). As of December 31, 2017, the only common stock equivalents issued have been stock options. In January 2018, the Company's board of directors approved an increase, subject to stockholder approval, whereby the Company will be permitted to issue common stock equivalents of up to an aggregate of 1,250,000 shares of its Class A common stock.

Issuer Purchases of Equity Securities

On March 27, 2018, our board of directors approved a stock repurchase program that will enable the Company to repurchase up to $5 million of our Class A common stock prior to April 30, 2020. The program will help offset the dilutive impact of employee stock option exercises and reflects our belief in our strategy and operations and its commitment to its stockholders. All open market repurchases under the program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

Under the stock repurchase program, we may purchase shares of our Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The stock repurchase program may be modified, suspended or terminated at any time by the board of directors. Repurchases under the stock repurchase program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

Recent Sales of Unregistered Securities

Share Issuance and Warrants

Between June 2016 and June 2017, the Company sold a total of an aggregate of approximately $2.5 million of Class A common stock and warrants in private placements.

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

In June 2017, at the election of certain holders of the Company’s notes payable (“Term Notes”), the Company converted $918,000 of Term Notes into 102,060 Class A common shares at a conversion price per share of $9 and issued Class Z warrants to purchase an aggregate of 30,618 shares of Class A common stock at $12 per share, to those noteholders that elected to convert.

In November 2017, we completed our acquisition of all the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and our Class Z warrants exercisable into 50,000 shares of our Class A common stock at $12 per share.

Stock Option Grants

During the quarter ended December 31, 2017, the Company granted stock options to employees to acquire 175,000 shares of its Class A common stock at exercise prices between $7.16 and $9.61 per share (the “Options”) valued at $802,625 upon grant. The Options were granted pursuant to the Plan. The Options vest quarterly or semi-annually over the three year period from the date of grant.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of this Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Segments

CSSE is a growing media company building VOD networks that provide positive and entertaining video content for all screens. We also curate, produce and distribute long- and short-form video content that brings out the best of the human spirit, and distribute the online content of our affiliate, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers. Our subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also own Popcornflix, a popular online AVOD network, and four additional AVOD networks, which collectively have rights to exhibit thousands of movies and television episodes. All of our online networks are available for all screens, including mobile devices. We expect the increasingly widespread penetration of 5G mobile networks, with virtually no latency and 10 times the download capacity of 4G, to be an accelerator of mobile video consumption.

We have an exclusive, perpetual and worldwide license from our parent, CSS, a publishing and consumer products company, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”).

The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. The Company has entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. With the acquisition of Screen Media, we now have a presence in 56 countries worldwide.

Since our inception in January 2015, our business has grown rapidly. For the full year 2017, our net revenue was $10.7 million, as compared to 2016 net revenue for the full year of $8.1 million. This increase was primarily due to the acquisition of Screen Media in November 2017. We had net income of $22.8 million for the full year 2017, as compared to a full year net income of $0.8 million in 2016. Our 2017 Adjusted EBITDA was $28.3 million for the full year, as compared to full year 2016 Adjusted EBITDA of $3.8 million. The full year 2017 included a gain on bargain purchase of $24.3 million relating to the acquisition of Screen Media, as discussed below.

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded approximately 24 million times. Popcornflix had 15 million active users in 2017. Popcornflix is one of the largest AVOD services and served approximately 150 million ad requests in 2017. We have seen increases in advertising rates, downloads and revenue from our online networks since we completed the acquisition of Screen Media.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or long-term distribution rights to more than 1,200 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through direct relationships across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide. We license rights to distribute our television series and films through direct relationships across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide.

Screen Media’s distribution capabilities across all media will allow us to distribute our produced television series directly and eliminate the distribution fees (as much as 30% of revenue) that we currently pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

Television and Short-Form Video Production

We partner with sponsors and use highly-regarded independent producers to develop and produce our video content. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. In addition, this approach provides us with committed funding prior to moving forward with a project. Since we seek to secure both the committed funding and production capabilities for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects (usually less than $25,000 per project).

As described below in “Results of Operations for the Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016,” under “Revenue”, we have created and distributed four episodic television series as of December 31, 2017: Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’); Project Dad, a Chicken Soup for the Soul Original Series (“Project Dad”); Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”); and Vacation Rental Potential, as well as The New Americans, a short-form video series which is premiering on our A Plus network.

Recent Developments

Acquisition of Screen Media

On November 3, 2017, we completed our acquisition of all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and our Class Z warrants exercisable into 50,000 shares of our Class A common stock at $12 per share (the “Purchase Price”).

The fair value of the Company’s Class A common stock (measured on the acquisition date) was $281,050 and the fair value of the Class Z warrants was $143,500 (the “Equity Consideration”). The Equity Consideration was calculated through an independent third-party valuation based on our closing stock price on November 3, 2017 of $8.03 per share.

The fair value of the identifiable net assets acquired, based on an independent third-party valuation, exceeded the Purchase Price paid and as a result, we recorded a gain on bargain purchase of $24.3 million in our consolidated statement of income and comprehensive income for the year ended December 31, 2017. In addition, we paid transaction related fees and expenses of approximately $2.2 million for the acquisition, including legal fees, accounting fees and investment advisory fees, of which $617,500 was paid at closing of the acquisition.

The acquisition of Screen Media was consummated pursuant to an Agreement and Plan of Merger (“SMV Merger Agreement”), dated November 3, 2017, by and among us, SMV Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Screen Media, a Delaware limited liability company, and Media V Holdings, LLC, a Delaware limited liability company and the sole member of Screen Media (“MV Holding”).

Pursuant to the SMV Merger Agreement, Merger Sub was merged with and into Screen Media, the separate corporate existence of Merger Sub ceased, and Screen Media continued as the surviving limited liability company of the merger and a wholly owned subsidiary of our Company.

Immediately prior to the execution of the SMV Merger Agreement, all subordinated indebtedness owed by Screen Media or any of its subsidiaries was transferred and assumed by an entity owned and controlled by the former principal equity holder of Screen Media, and all obligations owed by Screen Media with respect thereto were terminated.

Immediately prior to the closing of the merger, we made a loan to MV Holding in the principal amount of $5,522,855 (“MV Holding Loan”), which was evidenced by a promissory note. The proceeds of the MV Holding Loan were promptly contributed by MV Holding to the capital of Screen Media and immediately used, in part, by Screen Media to pay the sum of $4,905,355 in full satisfaction of all principal and interest owed by Screen Media under all loans to its banks, with the remainder of the MV Holding Loan proceeds used to pay certain transaction expenses and liabilities of Screen Media. The entirety of the MV Holding Loan was forgiven by us as part of the purchase price paid by us for the acquisition of Screen Media. As a result of the foregoing transactions, Screen Media, as of the closing of the merger, had no indebtedness for borrowed money.

The prior lenders to Screen Media had previously decided that they lacked entertainment expertise, and desired to exit the sector even at a cost of a significant write-down. This opportunistic factor materially influenced our decision to acquire Screen Media. The Company’s entertainment experience then allowed us to create immediate cash flow values with this now deleveraged asset.

Transaction Impact

In accordance with ASC 805, “Business Combinations” (“ASC 805”), we accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

The total purchase price of $5.1 million (excluding cash acquired of $0.2 million) was less than the fair value of the net identifiable assets acquired of $29.4 million as determined by a third-party valuation specialist. As a result, we recorded a gain on bargain purchase of $24.3 million in the consolidated statement of income and comprehensive income for the year ended December 31, 2017.

The results of operations of Screen Media are included in our consolidated statements of income and comprehensive income beginning on the acquisition date. The acquisition of Screen Media has had and is expected to continue to have a material positive impact on our consolidated financial position, results of operations and cash flows. As a result of the Purchase, Adjusted EBITDA for the year ended December 31, 2017 is $28.3 million.

Initial Public Offering

On August 17, 2017, we completed our Initial Public Offering (“IPO”) of $30.0 million consisting of 2,500,000 shares of Class A common stock at an offering price of $12.00 per share. The shares of Class A common stock offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 shares of our newly issued Class A common stock and (b) an aggregate of 258,017 shares of issued and outstanding Class A common stock that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). We did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the completion of our IPO, the Class A common stock was approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

Our IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.6 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable (“Term Notes”) and $4.5 million of senior secured notes payable under the Credit Facility. The remaining proceeds were used, in part, by us for general corporate purposes including working capital, the acquisition of Screen Media and other strategic transactions.

Affiliate Resources and Obligations

CSS License Agreement

In May 2016, we entered into a trademark and intellectual property license agreement with CSS, which we refer to as the ‘‘CSS License Agreement.’’ Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books.

We paid CSS a one-time license fee of $5 million comprised of a $1.5 million cash payment and the concurrent issuance to CSS of the CSS License Note, having a principal amount of $3.5 million and bearing interest at 0.5% per annum. The CSS License Note has been repaid as of December 31, 2016. See ‘‘— Liquidity and Capital Resources,’’ below.

We also pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter, with each quarterly fee payable on or prior to the 45th day after the end of the calendar quarter to which it relates. Under the terms of the CSS License Agreement, the first quarterly fee was payable by us with respect to the quarter ended March 31, 2016, as CSS had already been rendering services to our predecessor with respect to the video content business. Provided that the CSS License Agreement remains in place, CSS has agreed that it will not engage, and will not cause or permit its subsidiaries (other than us) to engage, in the production or distribution of video content, including that which is unrelated to the Chicken Soup for the Soul brand, except in connection with the marketing of their other products and services.

For the years ended December 31, 2017 and 2016, we recorded $529,975 and $405,931, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

In May 2016, we entered into a management services agreement, that has an initial term of five years and automatically renews for additional one-year terms at the discretion of the parties thereto, which we refer to as the ‘‘CSS Management Agreement.’’ Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Pess. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage.

We pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter, with each quarterly payable on or prior the 45th day after the end of the calendar quarter to which it relates. The first quarterly fee was payable by us with respect to the quarter ended March 31, 2016, as CSS had already been rendering services to our predecessor with respect to the video content business.

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

For the years ended December 31, 2017 and 2016, we recorded $529,974 and $405,932, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

A Plus Distribution Agreement

In September 2016, we entered into a distribution agreement with A Plus (the “A Plus Distribution Agreement”). A Plus develops and distributes high quality, empathetic short-form videos and articles to millions of people worldwide. The A Plus Distribution Agreement has an initial term ending in September 2023. Under the terms of the A Plus Distribution Agreement, we have the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus. Under the terms of the A Plus Distribution Agreement, we paid A Plus an advance of $3 million (the ‘‘A Plus Advance’’). We recoup the A Plus Advance by retaining the portion of gross revenue otherwise payable by the Company to A Plus and applying such A Plus Revenue to the recoupment of the A Plus Advance. We will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. A Plus is a digital media company founded, chaired, and partially owned by actor and investor Ashton Kutcher. Mr. Kutcher owns 23%, third parties own 2%, and our affiliate, Chicken Soup for the Soul Digital, LLC, owns 75%, of A Plus.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the years ended December 31, 2017 and 2016, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

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

Reporting Segment

We operate in one reportable segment, the production and distribution of video content, and currently operate in the United States and internationally. We have entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. With the acquisition of Screen Media, we now have a presence in over 56 countries worldwide. We intend to continue to sell our video content internationally.

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

For 2018 and beyond, we are seeking to sign some sponsorship contracts, and to begin production of some series, earlier in the year than in recent years which should result in more balanced revenue across the third and fourth quarters of the years. Additionally, revenue from our online networks and television and film distribution segment are more evenly spaced through the year which should result in more balanced revenue and Adjusted EBITDA across all quarters of each year. While the operating results in these areas are not as seasonal and therefore are more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated under our distribution agreement with A Plus, a digital media company, and from online streaming of Screen Media’s films and television programs on YouTube and Popcornflix. Our television and film distribution revenue is derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Popcornflix and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that pay us for the production of half-hour or one-hour episodic television programs as well as short-form video content. Importantly, the inclusion of Screen Media’s results of operations beginning on the date of the acquisition has resulted in significant and material increases in our revenue and Adjusted EBITDA.

Cost of Revenue

Our cost of revenue is derived from the amortization of capitalized programming costs relating to both television and short-form online videos as well as amortization of capitalized film library costs. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. Our costs are fixed for each series before we begin production. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years. Since the acquisition of Screen Media, cost of revenue includes distribution costs for its television series and films and non-cash amortization of film library costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include salaries and benefits, non-cash share-based compensation, public relations and investor relations fees, outside director fees, professional fees and other overhead. A significant portion of selling, general and administrative expenses are covered by our management agreement with CSS, as noted below.

Management and License Fees

We pay management fees of five percent of our gross revenue to CSS pursuant to the CSS Management Agreement. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

We pay license and marketing support fees of five percent of our gross revenue to CSS pursuant to a License Agreement, which we refer to as the CSS License Agreement. Four percent of this fee is a recurring license fee for the right to use all video content of the Brand. One percent of this fee relates to marketing support activities through CSS’ email distribution, blogs and other marketing and public relations resources. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Interest Expense

Our interest expense is comprised of cash interest paid on the Term Notes and the Credit Facility. We repaid the Term Notes and Credit Facility with part of the IPO proceeds. The $4.5 million Credit Facility is available to the Company to fund working capital and growth and expires in January 2019. On December 27, 2017, we received an advance of $1.5 million under the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

We also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rate, if it occurs, will be recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. The Company expects a reduction in its effective tax rates for 2018 and beyond, as a result of the provisions of the 2017 Tax Cut and Jobs Act.

RESULTS OF OPERATIONS FOR THE YEAR ENDED

DECEMBER 31, 2017 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2016

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of 2017 and 2016. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast, and for online network videos, as the videos are posted to a website for viewing. For 2018 and beyond, we are seeking to sign sponsorship contracts, and to begin production of series, throughout the year which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not as seasonal and therefore are more evenly distributed over its fiscal quarters, although Screen Media’s fourth quarter is generally its strongest quarter and its second quarter is generally its weakest quarter. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for approximately 50% of the yearly total. As a result of the above, our results of operations for any quarter during each year are not indicative of our expected results of operations for the full year.

Revenue

The following table presents net revenue line items for the years ended December 31, 2017 and 2016 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2017	% of net revenue	2016	% of net revenue	Change Year over Year
Revenue:
Online networks	$796,664	7%	$398,143	5%	$398,521	100%
Television and film distribution	2,937,678	28%	-	0%	2,937,678	*
Television and short-form video production	7,244,998	68%	7,720,489	95%	(475,491)	-6%
Total revenue	10,979,340	103%	8,118,632	100%	2,860,708	35%
Less: returns and allowances	(322,339)	-3%	-	0%	(322,339)	*
Net revenue	$10,657,001	100%	$8,118,632	100%	$2,538,369	31%

* Not Meaningful

Certain reclassifications were made within the components of 2016 revenue to conform to our 2017 presentation.

As noted above, the vast majority of our revenue was recognized in the fourth quarters of 2017 and 2016. Total net revenue increased by $2,538,369, or 31%, for the year ended December 31, 2017 compared to 2016. This increase was primarily due to the inclusion of Screen Media’s results of operations beginning from the date of the acquisition (November 3, 2017), which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online VOD networks revenue increased by $398,521, or 100%, for the year ended December 31, 2017 compared to 2016, primarily due to Screen Media’s online streaming of films on YouTube and Popcornflix. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Our television and film distribution revenue was derived primarily from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide.

Our television and short-form video production revenue decreased by $475,491, or 6%, for the year ended December 31, 2017 compared to 2016, primarily due to the reallocation of revenue to other categories and because the number of episodes that became available for delivery or became available for broadcast during the respective periods was lower than originally planned as we focused on the integration of Screen Media and laying the groundwork for 2018. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast.

Online network revenue

Online network revenue was 7% and 5% of net revenue for the years ended December 31, 2017 and 2016, respectively. Our online revenue includes revenue generated from our A Plus Distribution Agreement and our online advertising-supported video on demand content on YouTube and Popcornflix.

Producer payments due per the A Plus Distribution Agreement are recorded as a reduction to our recorded amount of revenue. Online revenue is recognized when videos are first posted to a website for viewing and when revenue is reported by the respective platforms and as advertisements are viewed in connection with those videos.

All of the online network revenue recognized in 2016 is attributed to the A Plus Distribution Agreement.

Television and film distribution revenue

Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience.

Television and short-form video production revenue

We have now created 111 half-hours of Chicken Soup for the Soul original video productions which were created with sponsor funding while we retained significant rights to license this programming.

In 2017, revenue was recognized relating to Chicken Soup for the Soul original productions as follows:

•	Chicken Soup for the Soul’s Hidden Heroes began airing its third season on The CW Network;

•	Project Dad revenue related to a distribution agreement we entered into which came from sales outside the United States;

•	Vacation Rental Potential, ran on A&E and FYI networks; and

•	Being Dad, as each episode became available for delivery and available for broadcast in the fourth quarter of 2017.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs. Revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Cost of Revenue

The following table presents cost of revenue line items for the years ended December 31, 2017 and 2016 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2017	% of net revenue	2016	% of net revenue	Change Year over Year
Cost of revenue:
Programming costs amortization	$2,973,399	28%	$3,155,668	39%	$(182,269)	-6%
Film library amortization (non-cash)	1,378,869	13%	-	0%	1,378,869	*
Distribution costs	383,466	3%	-	0%	383,466	*
Total cost of revenue	$4,735,734	44%	$3,155,668	39%	$1,580,066	50%
Gross profit	$5,921,267		$4,962,964		$958,303	19%
Gross profit margin	56%		61%		-6%

* Not Meaningful

Our cost of revenue increased by $1,580,066, or 50%, for the year ended December 31, 2017 compared to 2016. This increase resulted primarily from non-cash film library amortization of $1,378,869 and $383,466 in distribution costs attributable to Screen Media. As a result of the above, gross profit margin for 2017 decreased to 56% from 61%.

Cost of revenue consists primarily of non-cash amortization of programming costs for our television and short-form videos and amortization of our film library. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production and film and to the extent that episodes were recognized as revenue by us. It also represents direct expenses to distribute film and video on Popcornflix and other VOD platforms.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs.

The costs of producing our long-form and short-form video content, and the costs of acquiring film distribution rights, are amortized using the individual-film-forecast method. As noted above, this method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which spans several years.

For 2017, 62% of cost of revenue consisted primarily of amortization of programming costs for our long-form episodic series, Chicken Soup for the Soul’s Hidden Heroes seasons two and three, Being Dad and Vacation Rental Potential, to the extent the episodes were recognized as revenue. For 2016, total cost of revenue consisted primarily of amortization of programming costs for our long-form episodic series, Chicken Soup for the Soul’s Hidden Heroes seasons one and two and Project Dad, to the extent the episodes generated revenue that was recognized in the period.

Operating Expenses

The following table presents operating expense line items for the years ended December 31, 2017 and 2016 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2017	% of net revenue	2016	% of net revenue	Change Year over Year
Operating expenses:
Selling, general and administrative	$3,197,446	30%	$2,370,912	29%	$826,534	35%
Management and license fees	1,065,700	10%	811,863	10%	253,837	31%

Total operating expenses	$4,263,146	40%	$3,182,775	39%	$1,080,371	34%

Our total operating expenses remained substantially flat as a percentage of net revenue, and increased in absolute terms by $1,080,371 or 34%, for the year ended December 31, 2017 compared to 2016. This increase was primarily due to our acquisition of Screen Media and increased management and license fees based on net revenue reported. In addition, many expense categories increased in order to build our pipeline of potential long-form and short-form episodic television shows and to meet growth targets for the business in 2018. The increase in total operating expenses in 2017 was offset, in part, by a $903,786 decrease in non-cash share-based compensation, as discussed below.

The following table presents selling, general and administrative expense line items for the years ended December 31, 2017 and 2016 and the year-over-year dollar and percentage changes for those line items:

	Year Ended
	December 31,		Change
	2017	2016	Year over Year

Payroll, benefits and commissions	$733,801	$458,605	$275,196	60%
Share-based compensation	638,258	1,542,044	(903,786)	-59%
Outside professional services	999,632	290,209	709,423	244%
Public company costs and expenses	316,987	-	316,987	*
Bad debt expense	112,568	-	112,568	*
Other costs and expenses	396,200	80,054	316,146	*

Total selling, general and administrative expense	$3,197,446	$2,370,912	$826,534	35%

* Not Meaningful

For the year ended December 31, 2016, non-cash share-based compensation resulted primarily from share-based awards issued to a former officer of the Company. See below for further discussion of our 2017 Long Term Incentive Plan (the “Plan”).

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $1,534,146, or 185%, for the year ended December 31, 2017 compared to 2016. This increase resulted primarily from our acquisition of Screen Media. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Effective January 1, 2017, we adopted the Plan to attract and retain certain employees. The Plan allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2017, we recognized $572,905 of non-cash share-based compensation expense. We also awarded Class A common stock grants to outside directors and non-employee executive producers and service providers. For the year ended December 31, 2017, the Company recognized non-cash share-based compensation expense of $65,353. For the year ended December 31, 2016, the Company recognized $1,542,044 primarily for Class A common stock grants awarded to a former officer of the Company, and to a lesser extent, to non-employee directors and individuals for services rendered.

Our outside professional services increased by $709,423, or 244%, for the year ended December 31, 2017 compared to the prior year period. This was primarily due to our IPO and acquisition related costs. We utilized public relations and investor relations firms leading up to, and after, our IPO during the 2017 period. Further, we used strategic advisors to advise us on possible acquisitions, mergers and joint ventures.

Public company costs and expenses include costs incurred to establish us as a public company and to maintain that designation. The $316,987 expense in 2017 is primarily SEC related fees, directors’ and officers’ insurance coverage and cash compensation paid to our Board of Directors for services rendered.

Bad debt expense of $112,568 represents the increase in the allowance for doubtful accounts receivable based on our analysis regarding the collectability of accounts receivable, primarily at Screen Media.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the years ended December 31, 2017 and 2016. On August 21, 2017, the Company paid to CSS $739,422 in management fees and $572,172 in license fees owed to CSS for the years 2015 and 2016 and for the six months ended June 30, 2017. No further cash payments were made for management fees and license fees to CSS during 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the year ended December 31, 2017, we recorded interest expense totaling $1,190,111. Of this amount, $276,030, or 23%, was paid in cash and $914,081, or 77%, was non-cash based. For the year ended December 31, 2016, we recorded interest expense totaling $560,069. Of this amount, $135,498, or 24%, was paid in cash and $424,571, or 76%, was non-cash based.

The following table presents cash based and non-cash based interest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Cash Based:
Term Notes	$136,526	$50,726
Revolving line of credit	139,505	81,703
License note - CSS	-	3,069
	276,031	135,498
Non-Cash Based:
Amortization of debt discount	865,833	383,713
Amortization of deferred financing costs	48,247	40,858
	914,080	424,571

	$1,190,111	$560,069

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

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by December 31, 2016 was $2,970,000. The aggregate principal balance sold by May 2017 totaled $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $3,480,000 at December 31, 2016 and the net advances outstanding were $4,500,000 just prior to our IPO. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until January 2, 2019. In December 2017, we requested an advance of $1,500,000 pursuant to the Credit Facility. As of March 26, 2018, loans under the Credit Facility were $1,700,000.

Acquisition Expenses and Gain on Bargain Purchase

We accounted for the acquisition of Screen Media by applying the acquisition method of accounting under ASC 805. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

The total purchase price of $5.1 million (excluding cash acquired of $0.2 million) was less than the fair value of the net identifiable assets acquired of $29.4 million as determined by an independent third-party valuation. As a result, we recorded a gain on bargain purchase of $24.3 million in the consolidated statement of income and comprehensive income for the year ended December 31, 2017.

Aggregate transaction-related costs related to the acquisition, including legal fees, accounting fees and investment advisory fees was $2.2 million which is recognized as an expense in the consolidated statement of income and comprehensive income for the year December 31, 2017.

Benefit or Provision from Income Taxes

The Company’s benefit from, or provision for income taxes, consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

For the years ended December 31, 2017 and 2016, we reported an income tax benefit of $182,000 and a provision of $439,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the years ended December 31, 2017 and 2016 was (0.8%) and 36.1%, respectively. The effective rate for the year ended December 31, 2017 was significantly impacted by permanent differences of approximately $22.9 million which consisted principally of the gain on bargain purchase, the amortization of debt discounts included in interest expense and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan.

Temporary timing differences consist primarily of net programming costs being deductible for tax purposes in the period incurred (under Internal Revenue Code Section 181) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. Additionally, the Company amortized, for tax purposes only, an intangible asset under Section 197 of the Internal Revenue Code, with such amortization not reported in the consolidated financial statements.

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

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization, acquisition-related costs, consulting fees related to the acquisition of Screen Media and non-cash share-based compensation expense, and also includes the gain on bargain purchase of Screen Media and adjustments for other identified charges such as costs incurred to form our company and to prepare for the offering of our Class A common stock to the public, prior to our IPO. Identified charges also include the cost of maintaining a board of directors prior to being a publicly traded company. As our IPO has been completed, director fees are deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Historical Results to Adjusted EBITDA

A reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2017	2016

Net income, as reported	$22,789,498	$781,133
Provision for (benefit from) income taxes	(182,000)	439,000
Interest expense, net of interest income (a)	1,179,223	560,056
Film library amortization, included in cost of revenue (non-cash)	1,378,869	-
Acquisition-related costs related to Screen Media	2,193,147	-
Share-based compensation expense (b)	638,258	1,542,041
Severance cost - former officer	-	225,828
Consulting fees relating to the acquisition of Screen Media	33,333	-
Amortization of leasehold improvements	9,819	-
Organization costs and directors costs (c)	290,124	228,615
Adjusted EBITDA	$28,330,271	$3,776,673

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $909,580 and $424,571 for the years ended December 31, 2017 and 2016, respectively.

(b) For the year ended December 31, 2017, this includes the fair value of shares of Class A common stock on the date of issuance, of shares issued pursuant to the Plan, shares issued to our outside directors and shares issued to individuals for services rendered. For the year ended December 31, 2016, this includes the fair value of shares of Class A common stock at the date of issuance, of shares issued to a former officer of our Company, and shares issued to our outside directors and to individuals for services rendered.

(c) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. In addition, this includes the cost of maintaining a board of directors prior to being a publicly traded company, and for the year ended December 31, 2017, includes the costs of utilizing public relations and investor relations firms totaling $240,124, prior to being a publicly traded company.

Liquidity and Capital Resources

Initial Public Offering

As described above under “Recent Developments,” on August 17, 2017 we completed our IPO. The IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.6 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of Term Notes and $4.5 million of senior secured notes payable under the Credit Facility. The remaining net proceeds of the IPO were used, in part, by us for general corporate purposes including working capital, the Screen Media acquisition and strategic transactions.

We believe we have sufficient liquidity from cash on hand, accounts receivable due to us in the near term, and availability under our Credit Facility. In addition, we expect positive cash flow from operations in 2018 and thereafter.

Acquisition of Screen Media

As described under “Recent Developments” above, on November 3, 2017, we completed our acquisition of all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and our Class Z warrants exercisable into 50,000 shares of our Class A common stock at $12 per share. The fair value of the Class A common stock and Class Z warrants issued, as determined through an independent third party valuation, was $0.3 million and $0.1 million, respectively. Total acquisition costs related to the acquisition was approximately $2.2 million and these costs were provided from cash and cash equivalents on hand. The operations of Screen Media have been cash flow positive from the date of the acquisition, and we believe Screen Media will be cash flow positive in 2018 and thereafter.

Cash Requirements

After giving effect to the funds used to complete the acquisition of Screen Media and the amounts due to us from existing contractual obligations, we believe our cash and cash equivalents on hand should be sufficient to meet our cash requirements for at least the next twelve months (see “Anticipated Cash Requirements” below for further discussion). However, any projections of future cash needs and cash flows are subject to substantial uncertainty. It is possible that we could incur unexpected costs and expenses in the future, fail to collect significant amounts that may be owed to us, or experience unexpected cash requirements that would force us to seek additional financing. In this event, additional financing would only be required if net advances available under the Credit Facility were insufficient to meet unexpected cash requirements, or the Credit Facility is near its maturity date of January 2, 2019, without the maturity date being extended as was done several times in the past. If we seek additional financing, we would likely issue additional equity or debt securities, and as a result, stockholders may experience additional dilution, or the new debt or equity securities may have rights, preferences or privileges more favorable than those of existing holders of our debt or equity. In this event, if additional financing is not available or is not available on acceptable terms, we may be required to delay or reduce the scope of our video content production plans.

Financing Plan Prior to Our IPO

Pursuant to our financing plan prior to the IPO, we utilized our Credit Facility, primarily for working capital, and we sold Term Notes and Class A common stock in private placements as follows:

Credit Facility

On May 12, 2016, we entered into the Credit Facility with the facility lender, an affiliate of Mr. Rouhana, our chief executive officer. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017 and November 30, 2017, we may borrow, repay and reborrow up to an aggregate of $4.5 million through January 2, 2019. Our payment obligations under the Credit Facility are senior obligations and secured by a first priority security interest in all of our assets, thus having the same priority as the security interest granted by us to the holders of the Term Notes, prior to their repayment. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes.

Loans under the Credit Facility bear interest at 5% per annum, payable monthly in arrears in cash. We are also obligated to pay the facility lender an annual fee equal to 0.75% of the unused portion of the Credit Facility. Principal under the Credit Facility (and all accrued but unpaid interest thereon) shall be paid by us on or prior to June 30, 2018 (the “Facility Maturity Date”). If the Credit Facility is still outstanding at the Facility Maturity Date, or, if prior to that date there is an event of default as prescribed by the Credit Facility, then (a) all principal and interest may be exchanged into shares of Class A common stock of the Company on the same terms as the Company’s most recently completed equity financing, provided that under no circumstances shall the pre-money valuation used for this exchange be less than $52,560,000, (b) the Facility Maturity Date may be extended as happened in January 2017 and November 2017 by mutual agreement of all parties, or (c) all principal and interest will be paid in full. As previously noted, the Credit Facility was paid in full in August 2017 from net proceeds of our IPO and in December 2017, we obtained net advances of $1.5 million from the Credit Facility. As of March 26, 2018, loans under the Credit Facility were $1,700,000.

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

In July 2017, we requested that the holders of our Term Notes further extend the maturity date thereof to the earlier of (a) August 31, 2017 and (b) the date that is three business days following the consummation of the initial closing of the IPO (such earlier date, the “Term Notes Final Extended Maturity Date”). All holders (100%) of the Term Notes agreed to the Term Notes Final Extended Maturity Date. No consideration was provided to the holders of the Term Notes in exchange for this extension. Interest on the Term Notes continued to accrue and was paid on the Term Notes Extended Maturity Date. The Term Notes were repaid in full using proceeds of the IPO.

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

Cash Flows

Our cash and cash equivalents balance, was $2,172,046 and $507,247 as of December 31, 2017 and 2016, respectively.

Cash flow information for the years ended December 31, 2017 and 2016 is as follows:

	December 31,		Change in
	2017	2016	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(10,230,219)	$(2,479,473)	$(7,750,746)	313%
Investing activities	(9,439,926)	(4,260,961)	(5,178,965)	122%
Financing activities	21,334,944	7,243,603	14,091,341	195%
Net increase in cash and cash equivalents	$1,664,799	$503,169	$1,161,630	231%

Operating Activities

For 2017, our operating activities required a net use of cash totaling $10.2 million. This net use of cash from operating activities resulted primarily from our investment in production and development programming costs and our investment in film libraries totaling $7.8 million and an increase in accounts receivable of $5.6 million, primarily due to the inclusion of Screen Media’s trade receivables and an increase in receivables due from sponsors of television series. This use from operating activities was offset in part, by amortization of programming costs and amortization of film library for the year totaling $4.4 million. Additionally, our net income for the year of $22.8 million included, and was offset by a gain on the bargain purchase of Screen Media of $24.3 million.

For 2016, our operating activities required a net use of cash totaling $2.5 million. This net use of cash from operating activities resulted primarily from our investment in production and development programming costs of $5.1 million and a decrease in deferred revenue of $3.4 million related to Project Dad and Hidden Heroes. This use from operating activities was offset in part, by net income for the year of $.8 million, non-cash stock compensation of $1.5 million, and amortization of programming costs for the year of $3.2 million.

Investing Activities

For 2017, our acquisition of Screen Media required a cash payment of $4.7 million, net of Screen Media’s cash balance on the acquisition date. In addition, our due from affiliated companies increased by $4.8 million during the year.

For 2016, we paid $5.0 million to CSS pursuant to the CSS License Agreement, by which we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, for visual exploitation on a worldwide basis. In addition, our due from affiliated companies decreased by $.7 million during the year.

Financing Activities

For 2017, our financing activities provided net cash totaling $21.3 million. The source of cash from our financing activities resulted primarily from the net proceeds from our IPO of $24.6 million. The additional cash provided from our financing activities resulted primarily from $3.4 million raised in private placements prior to our IPO whereby we sold our common stock and Term Notes. The total cash provided by these financing activities were offset, in part, by the full repayment of the Term Notes totaling $4.1 million from the proceeds of the IPO, and the repayment of the net advances under the Credit Facility of $2.0 million.

For 2016, our financing activities provided net cash totaling $7.2 million. The source of cash from our financing activities resulted primarily from $4.0 million raised in private placements whereby we sold our common stock and Term Notes. The additional cash provided by our financing activities resulted primarily from net advances received of $3.5 million received under the Credit Facility.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenue from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be more flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. In addition to the acquisition of Screen Media, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, our Credit Facility while available, or new equity or debt financing.

On March 10, 2018, we agreed to a credit proposal from a bank to provide us with a term loan facility and a revolving line of credit totaling $7.5 million, which we will use for working capital and other purposes. The term loan of $5.0 million will be advanced at closing. The term loan will bear interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period. The revolving line of credit of $2.5 million will bear interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. As of the date of this Report, we have not closed on the term loan or the revolving line of credit. We anticipate closing in April 2018.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction with the audited consolidated financial statements and accompanying notes included herein. There have been no significant changes in our critical accounting policies, judgments and estimates since December 31, 2017.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data - Note 3 “Recent Accounting Pronouncements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity/members’ deficit and cash flows for the each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Rosenfield and Company, PLLC

We have served as Chicken Soup for the Soul Entertainment, Inc.’s auditor since 2016

New York, NY

March 29, 2018

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

Cash and cash equivalents	$2,172,046	$507,247
Accounts receivable, net	8,058,352	151,417
Prepaid expenses	228,145	216,397
Inventory, net	368,964	-
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	1,892,806	592,786
Other intangible asset	125,000	-
Popcornflix film rights and other assets	7,163,943	-
Film library, net	22,655,645	-
Due from affiliated companies	6,128,629	1,372,517
Programming costs, net	7,651,145	3,977,553
Other assets, net	298,133	-

Total assets	$61,742,808	$11,817,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable, net of unamortized debt discount of $0 and $318,992, respectively, and unamortized deferred financing costs of $0 and $40,902, respectively	$-	$2,610,106

Senior secured notes payable under revolving line of credit to related party, net of unamortized debt discount of $0 and $160,667, respectively, and unamortized deferred financing costs of $0 and $2,845, respectively	1,500,000	3,316,488
Accounts payable and accrued expenses	1,002,536	694,368
Accrued programming costs	375,761	1,061,980
Film library acquisition obligation	663,400	-
Accrued participation costs	2,620,417	-
Other liabilities	144,533	-
Deferred tax liability, net	257,000	439,000
Deferred revenue	515,000	71,429

Total liabilities	7,078,647	8,193,371

Commitments and contingencies

Stockholders' equity

Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 3,746,054 and 893,369 shares, issued and outstanding, respectively	374	89
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,863,938 and 8,071,955 shares issued and outstanding, respectively	786	807
Additional paid-in capital	32,324,500	4,074,646
Retained earnings (deficit)	22,338,501	(450,996)

Total stockholders' equity	54,664,161	3,624,546

Total liabilities and stockholders' equity	$61,742,808	$11,817,917

See accompanying notes to consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2017	2016

Revenue:

Online networks	$796,664	$398,143
Television and film distribution	2,937,678	-
Television and short-form video production	7,244,998	7,720,489

Total revenue	10,979,340	8,118,632

Less: returns and allowances	(322,339)	-

Net revenue	10,657,001	8,118,632

Cost of revenue	4,735,734	3,155,668

Gross profit	5,921,267	4,962,964

Operating expenses:

Selling, general and administrative (including $638,258 and $1,542,044 of non-cash share-based compensation expense in 2017 and 2016, respectively)	3,197,446	2,370,912
Management and license fees	1,065,700	811,863

Total operating expenses	4,263,146	3,182,775

Operating income	1,658,121	1,780,189

Interest income	10,888	13

Interest expense (including non-cash amortization of debt discount of $865,833 and $383,712 and amortization of deferred financing costs of $48,247 and $40,859 in 2017 and 2016, respectively)	(1,190,111)	(560,069)
Acquisition-related costs	(2,193,147)	-
Gain on bargain purchase	24,321,747	-

Income before income taxes	22,607,498	1,220,133

(Benefit from) provision for income taxes	(182,000)	439,000

Net income and comprehensive income	$22,789,498	$781,133

Net income per common share:

Basic net income per common share	$2.26	$0.09

Diluted net income per common share	$2.23	$0.09

Weighted average basic shares outstanding	10,063,732	8,835,930

Weighted average diluted shares outstanding	10,232,162	8,996,636

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Stockholders' Equity/Members' Deficit

		Common Stock
		Class A		Class B		Additional		Retained
	Preferred		Par		Par	Paid-In	Members'	(Deficit)
	Stock	Shares	Value	Shares	Value	Capital	Deficit	Earnings	Total

Balance, January 1, 2016	$-	-	$-	-	$-	$-	$(440,129)	$-	$(440,129)
Recapitalization as successor to the operations of Chicken Soup for the Soul Productions, LLC	-	-	-	8,600,568	860	-	1,232,129	(1,232,129)	860
Shares issued in exchange of Class B membership interest to Trema pursuant to recapitalization	-	-	-	159,432	16	792,000	(792,000)	-	16
Sale of Class A Common Stock, net of stock issuance costs of $197,600	-	178,660	17	-	-	877,234	-	-	877,251
Fair value of warrants issued with Term Notes	-	-	-	-	-	553,192	-	-	553,192
Fair value of warrants issued with Credit Facility	-	-	-	-	-	310,179	-	-	310,179
Former executive officer exchange of Class B shares for Class A shares pursuant to severance agreement	-	430,028	43	(430,028)	(43)	-	-	-	-
Fair value of Class A shares issued to former executive officer pursuant to severance agreement	-	-	-	-	-	1,436,294	-	-	1,436,294
Shares issued to directors and others for services rendered	-	26,664	3	-	-	105,747	-	-	105,750
Conversion of Class B shares to Class A shares upon sale by minority stockholder	-	258,017	26	(258,017)	(26)	-	-	-	-
Net income	-	-	-	-	-	-	-	781,133	781,133
Balance, December 31, 2016	-	893,369	89	8,071,955	807	4,074,646		(450,996)	3,624,546
Sale of Class A Common Stock in initial public offering net of stock issuance fees of $3,101,493	-	2,241,983	224	-	-	23,801,854	-	-	23,802,078
Sale of Class A Common Stock in private placement net of stock issuance fees of $13,008	-	247,412	25	-	-	2,025,629	-	-	2,025,654
Fair value of warrants issued with Term Notes	-	-	-	-	-	333,783	-	-	333,783
Fair value of warrants issued with Credit Facility	-	-	-	-	-	77,193	-	-	77,193
Shares issued to directors and others for services rendered	-	18,213	2	-	-	95,952	-	-	95,954
Shares issued as part purchase consideration paid for Screen Media acquisition	-	35,000	3	-	-	281,047	-	-	281,050
Warrants issued as part purchase consideration paid for Screen Media acquisition	-	-	-	-	-	143,500	-	-	143,500
Conversion of Class B shares to Class A shares upon sale by minority stockholder	-	208,017	21	(208,017)	(21)	-	-	-	-
Conversion of Term Notes to equity	-	102,060	10	-	-	917,990	-	-	918,000
Share based compensation - stock options	-	-	-	-	-	572,905	-	-	572,905
Rounding difference						1		(1)	-
Net income	-	-	-	-	-	-	-	22,789,498	22,789,498
Balance, December 31, 2017	$-	3,746,054	$374	7,863,938	$786	$32,324,500	$-	$22,338,501	$54,664,161

See accompanying notes to consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

Cash flows from Operating Activities:
Net income	$22,789,498	$781,133
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	638,258	1,542,044
Amortization of programming costs	2,973,399	3,155,668
Amortization of deferred financing costs	43,747	40,859
Amortization of debt discount	865,833	383,712
Amortization of leasehold improvements	9,819	-
Amortization of film library	1,378,869	-
Bad debt expense	112,568	-
Impairment of programming costs	21,121	-
Loss on debt extinguishment	24,803	-
Gain on bargain purchase of Screen Media	(24,321,747)	-
Deferred income taxes	(182,000)	439,000
Changes in operating assets and liabilities:
Trade accounts receivable	(5,613,851)	(151,417)
Prepaid expenses and other current assets	163,972	(200,199)
Inventory	(25,656)	-
Programming costs	(6,732,930)	(5,120,254)
Film library	(1,094,363)	-
Prepaid distribution fees	(1,300,021)	(592,786)
Other assets	(184,838)	-
Accounts payable and accrued expenses	(596,193)	671,338
Film library acquisition obligation	(60,200)	-
Accrued participation costs	482,435	-
Other liabilities	(66,313)	-
Deferred revenue	443,571	(3,428,571)
Net cash used in operating activities	(10,230,219)	(2,479,473)
Cash flows from Investing Activities:
Payment for acquisition of Screen Media, net of cash acquired	(4,683,814)	-
Due from affiliated companies	(4,756,112)	739,039
Purchase of video content license from affiliate	-	(5,000,000)
Net cash used in investing activities	(9,439,926)	(4,260,961)

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows (Cont'd)

	Year Ended December 31,
	2017	2016

Cash flows from Financing Activities:
Proceeds from revolving credit facility	4,825,000	4,530,000
Repayments of revolving credit facility	(6,805,000)	(1,050,000)
Payment of deferred financing cost	-	(84,606)
Proceeds from notes payable in private placement	2,030,000	2,970,000
Repayments of notes payable, from proceeds of IPO	(4,082,000)	-
Payment of stock issuance cost in IPO	(2,330,824)	-
Payment of stock issuance cost in private placements	(618,980)	(197,600)
Proceeds from issuance of common stock in IPO	26,903,348	-
Proceeds from issuance of common stock in private placements	1,413,400	1,075,809
Net cash provided by financing activities	21,334,944	7,243,603
Net increase in cash and cash equivalents	1,664,799	503,169
Cash, cash equivalents and restricted cash at beginning of period	507,247	4,078
Cash, cash equivalents and restricted cash at end of the period	$2,172,046	$507,247

Supplemental data:
Interest paid	$298,048	$110,092
Income taxes paid	$52,000	$-
Non-cash operating activity
Fair value of shares issued to executive producer	$625,500	$-
Non-cash investing activities
Fair value of warrants issued for Screen Media acquisition	$143,500	$-
Fair value of Class A common stock issued for Screen Media acquisition	$281,050	$-
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$410,976	$863,370
Fair value of shares issued for Trema rights	$-	$792,000
Conversion of senior secured notes payable to Class A common stock	$918,000	$-

See accompanying notes to the consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Thereafter, CSS Productions’ operating activities substantially ceased, and the Company continued the business operations of producing and distributing the video content.

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

The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. The Company has entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. With the acquisition of Screen Media Ventures, the Company now has a presence in over 56 countries worldwide.

Initial Public Offering

Effective August 17, 2017, the Company completed its Initial Public Offering (“IPO”) of $30.0 million consisting of 2,500,000 shares of Class A common stock (“Class A Shares”) at an offering price of $12.00 per share. The Class A Shares offered and sold in the IPO were comprised of (a) an aggregate of 2,241,983 newly issued Class A Shares and (b) an aggregate of 258,017 issued and outstanding Class A Shares that were sold by certain non-management, non-affiliated existing stockholders (“Selling Stockholder Shares”). The Company did not receive any of the proceeds from the sale of Selling Stockholder Shares.

In connection with the consummation of the IPO, the Class A Shares were approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

The IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts, commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable and $4.5 million of senior secured notes payable under the revolving line of credit outstanding at the time of the IPO (see Note 11). The remaining proceeds will be used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Acquisition of Screen Media

As described more fully in Note 4, on November 3, 2017, the Company acquired all of the membership interests of Screen Media Ventures, LLC (“Screen Media”) for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share. Screen Media operates Popcornflix®, an advertiser-supported direct-to-consumer online video service and distributes television series and films worldwide.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’). All intercompany balances and transactions have been eliminated in consolidation.

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

At December 31, 2017 and 2016, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued participation costs, film library acquisition costs and accrued programming costs, approximated their carrying value due primarily to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of income and comprehensive income. At December 31, 2017, accounts receivable are presented net of allowance for doubtful accounts and video returns of $597,665. Bad debt expense of $112,568 was recorded in the consolidated statement of income and comprehensive income for the year ended December 31, 2017. At December 31, 2016, an allowance for doubtful accounts was not considered necessary.

Inventory

Inventory consists of DVD films held for resale to wholesale and retail customers. Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Market value is based on net realizable value. When the net realizable value falls below its cost, a provision for write-downs is recorded.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Included in cost of revenue in the consolidated statements of income and comprehensive income for 2017 and 2016, is amortization of programming costs totaling $2,973,399 and $3,155,668, respectively. For the years ended December 31, 2017 and 2016, there was no material impairment charge recorded.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast-computation method. Film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of total future, or ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenues. Ultimate revenue time frame is determined based on the term of the acquisition agreement, which in most cases is ten years or more. The company generally acquires distribution rights covering periods of ten or more years.

Included in cost of revenue in the consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016 is amortization of film library totaling $1,378,869 and $0, respectively. For the year ended December 31, 2017, there was no material impairment charge recorded.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represents the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but annual impairment analysis. For the year ended December 31, 2017, there was no material impairment charge recorded.

Income Taxes

The Company was formed on May 4, 2016 as a Sub-Chapter C corporation for federal and state tax purposes. As such, the Company filed its first tax return for the year ended December 31, 2016. Prior to May 4, 2016, CSS Productions had elected to be treated as a partnership for federal and state income tax purposes and, accordingly, no provision was made for income taxes prior to that date. CSS Productions has not been audited by the taxing authorities.

If taxable income is adjusted as a result of an audit for periods prior to May 4, 2016, then CSS Productions may be required to make distributions to satisfy its members’ tax obligations. Any such distributions would not be made from, or be the responsibility of, the Company.

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statements of income and comprehensive income. At December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits or liabilities. See Note 13 for additional information.

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

Film Library Acquisition Obligations

Film library acquisition obligations represent amounts due in connection with the Company acquiring film distribution rights. Pursuant to the film distribution rights agreements, the Company’s right to distribute films may revert to the licensor in the event that the Company is unable to satisfy its financial obligations with respect to the acquisition of the related distribution rights.

Accrued Participation Costs

The Company accrues for participation costs due to production companies and producers based on the respective agreements. Amounts due to production companies and producers are calculated based on gross revenue for each film after exceeding certain minimum targets. In addition, the Company must recoup its original investment in each film before such payments are due. Accrued participation costs are capitalized and amortized as part of the film library.

Revenue Recognition

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue generated under the distribution agreement with A Sharp, Inc., d/b/a A Plus (“A Plus”) is reported on a net basis as the Company earns a commission on the distribution of A Plus’ content (see Note 14). Revenue from all digital media distribution is included in online networks in the accompanying consolidated statements of income and comprehensive income.

The Company licenses and distributes multi-film packages to its customers. Revenue from multi-film sales is allocated on a per title basis and recognized upon initial availability for exploitation by customers. In addition, the Company distributes DVDs and similar media to its customers. The Company recognizes revenue upon shipment of DVD units or similar media units to its customers. Provision for future returns and other allowances are established based upon historical experience. Revenue from the distribution of multi-film packages and DVDs and similar media is included in television and film distribution in the accompanying consolidated statements of income and comprehensive income.

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with Accounting Standards Codification Topic 926: Entertainment – Films as amended (“ASC 926”). Revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying consolidated statements of income and comprehensive income.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Cash advances received by the Company are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Share-Based Payments

The Company accounts for share-based payments in accordance with ASC 718: Share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, net of estimated forfeitures. Shares issued for services are based upon current selling prices of the Company’s Class A common stock or independent third party valuations.

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the years ended December 31, 2017 and 2016, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to make reimbursements for. The expense recorded in the consolidated statements of income and comprehensive income for the year ended December 31, 2017 was $63,875. These costs are capitalized as part of the film library acquisition costs and are amortized as such. Advertising expenditures for DVD releases are expensed when incurred, which is typically upon the release of the title. The expense recorded in the consolidated statements of income and comprehensive income for the year ended December 31, 2017 was $2,000. The Company did not incur any advertising costs for the year ended December 31, 2016.

Earnings Per Share

Basic net income per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted net income per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding.

For 2016, basic and diluted net income per common share assumes that Class B common stock of the Company issued pursuant to the Contribution Agreement and the resulting recapitalization of the Company is issued and outstanding as of January 1, 2016.

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. In applying the treasury stock method, prior to its IPO the Company used a share price of $12 per share based on the price of its Class A common stock in its public offering. Subsequent to the Company’s IPO, the actual share price was used. See Note 7.

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances exceeded the federally insured limits. The uninsured balances at December 31, 2017 and December 31, 2016 were $1,422,001 and $5,600, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank, revenue and accounts receivable.

For the year ended December 31, 2017, we had 4 customers, which accounted for 77% of our total revenue (the largest of which accounted for 52%). As of December 31, 2017, the Company had 4 customers that accounted for 73% of accounts receivable (the largest of which accounted for 58%). For the year ended December 31, 2016, the Company had 3 customers that accounted for 94% of total revenue (the largest of which accounted for 46%). As of December 31, 2016, the Company had one customer that accounted for all accounts receivable.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation. In the consolidated statements of income and comprehensive income, prior year revenue has been presented in a manner more representative of the Company’s current revenue streams. These reclassifications have no effect on previously reported net income.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company early adopted ASU 2016-18 in the last quarter of 2017 on a prospective basis and the impact on its consolidated financial statements was not material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Being an emerging growth company, the Company will adopt ASU 2014-09 in the first quarter of 2019 and apply the modified retrospective approach. Because the Company's primary source of revenue is from episodic television shows when each episode becomes available for delivery and available for broadcast, and multi-film sales when available for initial exploitation by customers, the Company does not expect the impact on its consolidated financial statements to be material.

Note 4 – Business Combination

Effective November 3, 2017, the Company completed the acquisition of all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share (the “Purchase”). Screen Media operates Popcornflix®, an advertiser-supported direct-to-consumer online video service (“AVOD”) and distributes television series and films worldwide.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $5.3 million has been allocated to the assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal, as follows:

Purchase Price Consideration Allocation:
Cash consideration	$4,905,355
Equity consideration - Class A common stock	281,050
Equity consideration - Class Z warrants	143,500
Purchase price consideration	5,329,905
Less: cash acquired	(221,541)
Total purchase consideration, less cash acquired	$5,108,364

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$2,405,654
Prepaid expenses	175,719
Video inventory	343,308
Property and equipment, net	123,115
Other intangible asset	125,000
Popcornflix film rights and other assets	7,163,943
Film library, net	22,940,151
Assets acquired	33,276,890
Accounts payable and accrued expenses	(774,350)
Customer deposits	(210,846)
Accrued participations payable	(2,137,983)
Film obligations	(723,600)
Liabilities assumed	(3,846,779)
Gain on bargain purchase	(24,321,747)
Total purchase consideration, less cash acquired	$5,108,364

The fair value of the Screen Media film library, as well as the Popcornflix film rights and other assets, were the most significant assets recorded from the acquisition of Screen Media. In determining the fair value of these assets, the independent third-party appraiser utilized an income-based approach (“DCF”). Under the income-based approach, the third-party appraiser calculated the net present value (“NPV”) of after-tax cash flows as expected from the film library and from Popcornflix. The NPV was added to a terminal or exit value for these assets to obtain estimates of fair value.

Based on the fair value of the net assets acquired, the acquisition of Screen Media resulted in a gain on bargain purchase of $24.3 million. Screen Media, in recent years, had been heavily indebted and their lenders allowed it to seek an acquirer who would pay an agreed-upon amount to such lenders, who were willing to accept a significant reduction in the total indebtedness due. This allowed the Company to acquire Screen Media on a debt-free basis at a significant discount.

Aggregate acquisition-related costs related to the Purchase, including legal fees, accounting fees and investment advisory fees is approximately $2.2 million, and is recognized as an expense in the consolidated statement of income and comprehensive income for the year ended December 31, 2017.

The Company’s consolidated statement of income and comprehensive income include net revenue of $3.0 million and gross pre-tax profit of $0.6 million, from Screen Media’s operations from the date of acquisition on November 3, 2017 through December 31, 2017.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The following combined unaudited pro forma information assumes the acquisition of Screen Media occurred on January 1, 2016 (the “Unaudited Information”). The Unaudited Information presented below is for illustrative purposes only and does not reflect future events that may occur after December 31, 2017 or any operating efficiencies or inefficiencies that may result from the acquisition of Screen Media’s operations. The Unaudited Information is not necessarily indicative of results that would have been achieved had the Company controlled Screen Media’s operations during the periods presented or the results that the Company will experience going forward. Pro forma net loss for the year ended December 31, 2016, includes $2.1 million of non-recurring transaction and staff costs. The Unaudited Information does not include the gain on bargain purchase of $24.3 million, any remaining future integration costs or savings nor any additional transaction costs should they arise.

	Year Ended December 31,
	(Unaudited)
	2017	2016
Net revenue	$18,836,046	$21,656,282
Cost of revenue	8,925,863	8,828,745
Gross profit	9,910,183	12,827,537
Operating expenses	12,312,030	13,147,035
Net loss	(3,269,071)	(963,554)
Net loss per common share:
Basic net loss per common share	(0.32)	(0.11)
Diluted net loss per common share	(0.32)	(0.11)

Note 5 – Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”), on whose advisory board the Company’s chief executive officer sits, entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect. The Foundation has funded three seasons of Hidden Heroes and has an option to fund the series for a fourth season.

(b) In September 2015, CSS Productions received corporate sponsorship funding from a company (the “Sponsor”), to develop the Company’s second episodic television series entitled Project Dad, a Chicken Soup for the Soul Original (“Project Dad”). Project Dad presents three busy celebrity dads as they put their careers on the “sidelines” and get to know their children like never before.

The Project Dad slate is comprised of eight, one-hour episodes that aired weekly on Discovery Communications, LLC’s Discovery Life network in November and December 2016. In addition, in January 2017, Project Dad began airing on Discovery Communications, LLC’s TLC network.

In 2017, the Sponsor funded a new parenting series called Being Dad, our third episodic television show, comprised of eight, one-hour episodes that were available for delivery and available for broadcast in the fourth quarter of 2017 and will begin airing in 2018.

(c) On June 20, 2017, the Company entered into an agreement with HomeAway.com and received corporate sponsorship funding for our fourth episodic television series entitled Vacation Rental Potential.

This series, comprised of eight, one-hour episodes began airing on the A&E Network in November 2017. The show gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain financial success. HomeAway.com has agreed to fund a second season of Vacation Rental Potential.

In accordance with ASC 926 as amended, the Company has recognized revenue for Hidden Heroes, Project Dad, Being Dad and Vacation Rental Potential as the episodes became available for delivery and available for broadcast.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 6 – Share-Based Compensation

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2017, the Company recognized $572,905 of non-cash share-based compensation expense in selling, general and administrative expense in the consolidated statements of comprehensive income. There were 199,585 stock options vested at December 31, 2017.

Stock options activity as of December 31, 2017 is as follows:

	As of December 31, 2017

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Total outstanding at the beginning of the period	-	$-	-	$-
Options granted	690,000	7.61	1.91	1,079,500
Options exercised	-	-	-	-
Actual options forfeited	-	-	-	-
Options expired	-	-	-	-

Total outstanding at December 31, 2017	690,000	$7.61	1.91	$1,079,500

Total exercisable at December 31, 2017	199,585	6.73	1.29	452,462

Total unvested at December 31, 2017	490,415	7.96	2.17	627,038
Total vested or expected to vest -
December 31, 2017	690,000	7.61	1.91	1,079,500

As of December 31, 2017, the Company had unrecognized pre-tax compensation expense of $1,723,650 related to non-vested stock options under the Plan of which $901,018, $494,518 and $328,112 will be recognized in 2018, 2019 and 2020, respectively.

The following table summarized unvested stock options as of December 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price
Total unvested - December 31, 2016	-	$-
Granted	690,000	3.33
Vested	(199,585)	2.66
Cancellations	-	-
Total unvested - December 31, 2017	490,415	3.60

Assumptions used in calculating the fair value of the stock options granted during 2017 using the Black-Scholes valuation model are summarized below:

Weighted Average as of December 31, 2017
Valuation assumptions:

Expected dividend yield	0%
Expected equity volatility	57%
Expected term (years)	2.57
Risk-free interest rate	2.05%
Exercise price per stock option	$7.61
Market price per share	$6.92
Weighted average fair value per stock option	$3.33

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The risk-free rates are based on the implied yield available on US Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates expected terms for stock options awarded to employees using the simplified method in accordance with ASC 718, Stock Compensation because the Company does not have sufficient relevant information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options using the contractual term. Expected volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants.

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company.

For the years ended December 31, 2017 and 2016, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense of $638,258 and $1,542,044, respectively.

Included in non-cash share-based compensation expense for the year ended December 31, 2016, is the fair value of share-based awards that were issued to a former officer of the Company. The fair value of the former officer’s shares was determined to be $1,436,294 based on an independent valuation.

Additionally, for the year ended December 31, 2017, the Company capitalized as programming costs, the fair value of Class A common stock and Class Z warrants totaling $625,500 issued to a non-employee executive producer of two television shows to be produced, based on an independent valuation of such shares and warrants. The programming costs will be amortized to cost of revenue as the television shows become available for delivery in accordance with Company accounting policy.

In January 2018, the Company’s board of directors approved an increase, subject to stockholder approval, to the number of shares available for grant pursuant to the Plan to 1,250,000 shares from 1,000,000 shares at December 31, 2017.

Note 7 – Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Year Ended December 31,
	2017	2016

Basic weighted-average shares outstanding	10,063,732	8,835,930
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options	50,274	-
Assumed issuance of shares from exercise of warrants	118,156	160,706
Diluted weighted-average shares outstanding	10,232,162	8,996,636

Note 8 – Programming Costs

Programming costs, net of amortization, consists of the following:

	December 31,
	2017	2016

Released, net of accumulated amortization of $6,725,362 and $3,801,963, respectively	$6,218,499	$3,228,440
In production	12,784	100,000
In development	1,419,862	649,113
	$7,651,145	$3,977,553

Note 9 – Film Library

Film library costs, net of amortization, consists of the following at December 31, 2017:

Acquisition costs	$24,034,514
Accumulated amortization	(1,378,869)
Net film library costs	$22,655,645

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 10 – Intangible Asset - Video Content License

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

Note 11 – Senior Secured Notes Payable and Senior Secured Revolving Line of Credit

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

The Term Notes ranked pari passu with the Senior Secured Revolving Line of Credit described below (“Credit Facility”) and senior to any existing or future indebtedness of the Company. The Term Notes were secured by a first priority security interest and lien on all tangible and intangible assets of the Company and were subject to an intercreditor agreement with respect to the Credit Facility.

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

For the year ended December 31, 2017, amortization of the debt discount of $627,973, amortization of deferred financing costs of $40,902, and cash interest expense paid on the Term Notes of $136,526 is included in interest expense in the accompanying condensed consolidated statement of income and comprehensive income. For the year ended December 31, 2016, amortization of the debt discount of $234,201, amortization of deferred financing costs of $37,304 and cash interest expense paid on the Term Notes of $50,727 is included in interest expense in the accompanying consolidated statement of income and comprehensive income.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (see Note 12).

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into the Credit Facility with an entity controlled by its chief executive officer (the “Lender”). Under the amended terms of the Credit Facility, the Company can borrow up to an aggregate of $4,500,000 until January 2, 2019 (the “Maturity Date”).

Advances made under the Credit Facility are used for working capital and general corporate purposes, and were used in part, for payments in 2016 due to CSS pursuant to the license agreement with the Company.

Borrowings under the Credit Facility bear interest at 5% per annum and an annual fee equal to 0.75% of the unused portion of the Credit Facility, payable monthly in arrears in cash.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2017, amortization of the debt discount of $237,860, amortization of deferred financing costs of $2,845 and cash interest expense paid on the Credit Facility of $139,504 is included in interest expense in the accompanying consolidated statement of income and comprehensive income. For the year ended December 31, 2016, amortization of the debt discount of $149,511, amortization of deferred financing costs of $3,555 and cash interest expense paid on the Credit Facility of $81,703 is included in interest expense in the accompanying consolidated statement of income and comprehensive income.

The balance outstanding under the Credit Facility of $4.5 million was repaid in full on August 23, 2017 from the proceeds of the IPO. The Company can request additional advances under the Credit Facility up to $4.5 million at any time until the Maturity Date and on December 27, 2017, the Company drew an advance of $1,500,000 under the Credit Facility. As of March 26, 2018, loans under the Credit Facility were $1,700,000.

Note 12 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001. As of December 31, 2017 and 2016, the Company had 3,746,054 and 893,369 shares of Class A Stock outstanding, respectively and 7,863,938 and 8,071,955 shares of Class B Stock outstanding, respectively. There are no shares of preferred stock outstanding.

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

Equity Private Placements

Between June 2016 and May 2017, the Company sold Class A common stock in two private placements. From June 2016 through November 2016, the Company sold in a private placement (the “2016 Equity Private Placement”) a total of 17,096 units with aggregate proceeds of $1,025,760, consisting of an aggregate of 170,960 shares of Class A common stock and Warrants to purchase an aggregate of 51,288 shares of Class A common stock.

The purchase price of each unit was $60 and each unit consisted of 10 shares of Class A common stock and 3 Warrants exercisable at $7.50 each. The Warrants are exercisable at any time prior to June 30, 2021 and are accounted for as equity warrants. The Warrants are callable under certain circumstances, but in no event prior to January 31, 2018.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Family members of officers of the Company and of CSS participated in the 2016 Equity Private Placement and the 2017 Equity Private Placement on the same terms and conditions as other investors (see Note 14).

In two separate transactions, other parties purchased a total of 55,000 shares of Class A common stock and Warrants to purchase an aggregate of 50,000 shares of Class A common stock. Total proceeds to the Company were $487,500.

Executive Producer Shares

As described in Note 6, in June 2017 the Company issued 50,000 shares of Class A common stock and a Class Z warrant to purchase 50,000 shares of Class A common stock at $12 per share to a non-employee executive producer of two television shows to be produced by the Company. Based on an independent third-party valuation of such shares and warrants, the fair value of this award using observable market input for the Class A common stock issuance and a Black Scholes model for the warrant totaled $625,500.

Note 13 – Income Taxes

The Company’s current and deferred income tax (benefit) provision are as follows:

	Year Ended December 31,
	2017	2016
Current provision (benefit):
Federal	$-	$-
States	-	-
Total current provision	-	-
Deferred (benefit) provision:
Federal	(142,000)	355,000
States	(40,000)	84,000
Total deferred (benefit) provision	(182,000)	439,000
Total (benefit) provision for income taxes	$(182,000)	$439,000

The (benefit) provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated earnings before taxes. The significant reason for these differences is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016
Expected tax provision — Income taxes computed at Federal statutory rate (35% for 2017; 34% for 2016)	$7,912,000	$414,000
Increase (decrease) in tax expense resulting from:		-
Gain on bargain purchase	(8,512,000)	-
Amortization of debt discount	303,000	-
State and local taxes	(12,000)	85,000
Tax on pre-incorporation income of predecessor	-	(177,000)
Programming costs	(178,000)	-
Acquisition-related costs	204,000	-
Film library	130,000	-
Other	(29,000)	117,000
Actual tax (benefit) provision	$(182,000)	$439,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	December 31,
	2017 (1)	2016

Deferred tax assets:
Net operating loss carry-forwards	$318,000	$481,000
Acquisition-related costs	584,000	-
Film library	371,000	-
Other liabilities	-	36,000
Total deferred tax assets	1,273,000	517,000
Deferred tax liabilities:
Programming costs	1,389,000	886,000
Other assets	141,000	70,000
Total deferred tax liabilities	1,530,000	956,000
Net deferred tax liability	$257,000	$439,000

(1)	The Company adjusted its federal deferred income tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the provisions of the 2017 Tax Cut and Jobs Act.

The Company has approximately $1,515,000 of net operating losses; $1,389,000 of which expire in 2036 and $126,000 of which expire in 2017. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Public trading of company stock poses a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

Note 14 – Related Party Transactions

(a)	Affiliate Resources and Obligations

In May 2016, the Company entered into agreements with CSS and affiliated companies that provide the Company with access to important assets and resources as described below (the “2016 Agreements”). The 2016 Agreements include a management services agreement and a license agreement. A summary of the 2016 Agreements is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Since the completion of the IPO, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the years ended December 31, 2017 and 2016, the Company recorded management fee expense of $532,850 and $405,932, respectively, payable to CSS.

Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter. On August 21, 2017, the Company paid to CSS $739,422 in management fees that were owed for the years 2015 and 2016 and for the six months ended June 30, 2017.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the years ended December 31, 2017 and 2016.

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

The Note was due on the earlier of (a) five business days after the date of written demand by CSS and (b) the third business day following the closing date of an initial public offering of the common stock of the Company. The Note was repaid in full by September 16, 2016. Included in interest expense in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2016 is $3,069 of interest paid to CSS while the Note was outstanding.

Under the terms of the License Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company also pays an incremental recurring license fee to CSS equal to 4% of gross revenue as reported under GAAP for each fiscal quarter.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For years ended December 31, 2017 and 2016, the Company recorded license fee expense of $532,850 and $405,932, respectively, payable to CSS.

Due from Affiliated Companies

As of December 31, 2017, the Company is owed $6,128,629 from affiliated companies, primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed. During 2017, the Company advanced CSS and its subsidiaries a net amount of approximately $4.7 million.

As noted above, advances and repayments occur periodically. In the first quarter of 2018, CSS repaid $1.0 million of such net advances it owed to the Company. As a result of this repayment, the amount due from affiliates is approximately the same compared to December 31, 2017. The Company and CSS expect the remaining net balance to be reduced substantially during the remainder of 2018. The Company and CSS do not charge interest on the net advances or the net repayments.

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

Under the terms of the A Plus Distribution Agreement, the Company paid A Plus an advance of $3,000,000 by March 31, 2017 (the “A Plus Advance”) which was recorded as prepaid distribution fees in the consolidated balance sheets.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At December 31, 2017 and 2016, prepaid distribution fees were $1,892,806 and $592,786, respectively.

Online revenue in the Company’s consolidated statement of income and comprehensive income for the years ended December 31, 2017 and 2016 includes $339,977 and $398,143, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement.

(c) Debt Private Placement and Equity Private Placements

Officers of the Company and of CSS, and their family members (“Related Parties”), made purchases under the Debt Private Placement, the 2016 Equity Private Placement, and the 2017 Equity Private Placement on the same terms and conditions as offered to other investors.

Prior to the IPO, Related Parties purchased $1,413,140 under the 2017 Equity Private Placement and $2,030,000 under the Debt Private Placement. As of December 31, 2016, Related Parties purchased $1,340,000 under the Debt Private Placement and $200,040 under the 2016 Equity Private Placement. A portion of the net proceeds received from the IPO were used to fully repay the Term Notes sold in the Debt Private Placement.

(d) Consulting Agreement

CSS Productions had a consulting agreement with Low Profile Films, Inc. (“Low Profile”). Low Profile provided executive production services for the Company that included all activities necessary to establish and maintain relationships regarding CSS Productions proposed feature length film, a possible talk show and, Low Profile was to oversee the production to facilitate the public viewing or distribution of same. The owner of Low Profile is the son of the Company’s chairman and chief executive officer. In July 2016, the Company and Low Profile mutually agreed to terminate the executive production services agreement. During 2016, the Company paid Low Profile $35,000 for services provided, which are included in selling, general and administrative expenses in the accompanying consolidated statement of income and comprehensive income.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

(e) Promotions License Agreement

During 2016, the Company entered into a Promotions License Agreement with One Last Thing (“OLT”) under which the Company paid $100,000 for the right to integrate certain products into a feature film produced by OLT, such amount being recoupable from the gross revenue of such film. OLT is controlled by the son of the Company’s chairman and chief executive officer. The payment of $100,000 is included in programming costs in the accompanying consolidated balance sheet as of December 31, 2016.

Note 15 – Commitments and Contingencies

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

The Company is contingently liable for a standby letter of credit in connection with its office lease agreement in the amount of $129,986 as of December 31, 2017.

The Company leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Year Ended December 31,	Amount
2018	$408,025
2019	417,206
2020	71,043
$896,274

Rent expense recorded in the consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016 was $67,951 and $0, respectively.

Note 16 – Segment Reporting

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. The Company has entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide. Gross revenue by geographic location, based on the location of the customers for the years ended December 31, 2017 and 2016, is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016

United States	$10,853,428	$8,118,632
Canada	8,118	-
Europe	31,037	-
Other foreign	86,756	-
	$10,979,340	$8,118,632

One customer represented 28% and 46%, or $3.0 million and $3.7 million, respectively, of consolidated revenue for the year ended December 31, 2017 and 2016. A second and third customer represented 24% and 11%, or $2.5 million and $1.1 million, respectively, of consolidated revenue for the year ended December 31, 2017. No other customer represented greater than 10% of consolidated revenue for the years ended December 31, 2017 and 2016. Accounts receivable due from one customer was approximately 58% and 100% of consolidated gross accounts receivable at December 31, 2017 and 2016, respectively. No other customer represented greater than 10% of consolidated gross accounts receivable at December 31, 2017.

Note 17 – Subsequent Events

On March 27, 2018, the board of directors of the Company gave approval for the Company to enter into a commercial loan with a bank. On March 10, 2018, the Company agreed to a proposal with a bank to provide the Company with a term loan facility and a revolving line of credit totaling $7.5 million, to be used for working capital and other purposes. The term loan of $5.0 million will be advanced to the Company at closing. The term loan will bear interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period. The revolving line of credit of $2.5 million will bear interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. The Company anticipates closing on the term loan and the revolving line of credit in the second quarter of 2018.

As described in Note 6 above, in January 2018, the Company’s board of directors approved an increase, subject to stockholder approval, to the number of shares available for grant pursuant to the Company’s Plan to 1,250,000 shares from 1,000,000 shares at December 31, 2017.

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5 million of its Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

Under the Repurchase Program, the Company may purchase its shares of Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by the board of directors. Repurchases under the Repurchase Program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On November 14, 2017, the Company’s Chief Executive Officer appointed Elana Sofko to serve as the Company’s chief operating officer. Ms. Sofko joined the Company in 2016 and served as senior vice president of business development and distribution prior to this appointment.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

29

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

Exhibit No.	Description
2.1	Certificate of Incorporation of CSS Entertainment**
2.2	By-laws of CSS Entertainment**
3.1	Specimen CSS Entertainment Class A common stock Certificate**
6.1	Trademark and Intellectual Property License Agreement between CSS Entertainment and CSS Entertainment for the Soul, LLC**
6.2	Management Services Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC**
6.3	Contribution Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC and Chicken Soup for the Soul Productions, LLC**
6.4	Contribution Agreement between CSS Entertainment and Trema, LLC**
6.5	Form of Indemnification Agreement**
6.6	2017 Equity Plan**
6.10	Form of Lock-up Agreement between Insiders and our Company**
6.11	Form of Lock-up Agreement between Insiders and Joint Bookrunning Managers **
6.12	Form of Lock-up Agreement between Non-Insiders and our Company**
6.13	Form of Lock-up Agreement between Non-Insiders and Joint Bookrunning Managers **
6.14	Credit Facility from Trema, LLC to our Company, as amended**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.
**	Incorporated by reference to the Exhibit of same number as filed with our Form 1-A (SEC No. 024-10704)

30

ITEM 16. Form 10-K Summary

Not applicable.

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2018.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel M. Pess
Daniel M. Pess Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2018

POWER OF ATTORNEY

Chicken Soup for the Soul Entertainment, Inc. and each of the undersigned do hereby appoint William J. Rouhana, Jr., and Daniel M. Pess, each of them severally, its or his true and lawful attorney to execute on behalf of Chicken Soup for the Soul Entertainment, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:

/s/ William J. Rouhana, Jr.	March 30, 2018
William J. Rouhana, Jr., Chairman and Chief Executive Officer

/s/ Scott W. Seaton	March 30, 2018
Scott W. Seaton, Vice Chairman and Director

/s/ Daniel M. Pess	March 30, 2018
Daniel M. Pess, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Amy L. Newmark	March 30, 2018
Amy L. Newmark, Director

/s/ Peter Dekom	March 30, 2018
Peter Dekom, Director

/s/ Fred M. Cohen	March 30, 2018
Fred M. Cohen, Director

/s/ Christina Weiss Lurie	March 30, 2018
Christina Weiss Lurie, Director

/s/ Diana Wilkin	March 30, 2018
Diana Wilkin, Director

32