Form 10-Q
period 2018-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2018-05-10
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 8, 2018 totaled 11,609,992 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	3,750,554
Class B Common Stock, $.0001 par value per share*	7,859,438

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS

Cash and cash equivalents	$1,751,689	$2,172,046
Accounts receivable, net	8,432,155	8,058,352
Prepaid expenses	239,637	228,145
Inventory, net	317,203	368,964
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	1,846,529	1,892,806
Other intangible asset	125,000	125,000
Popcornflix film rights and other assets	7,174,548	7,163,943
Film library, net	22,258,060	22,655,645
Due from affiliated companies	6,003,404	6,128,629
Programming costs, net	7,869,441	7,651,145
Other assets, net	275,954	298,133
Total assets	$61,293,620	$61,742,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable under revolving line of credit to related party	$1,700,000	$1,500,000
Accounts payable and accrued expenses	1,272,923	1,002,536
Accrued programming costs	591,326	375,761
Film library acquisition obligation	185,600	663,400
Accrued participation costs	2,487,759	2,620,417
Other liabilities	148,110	144,533
Deferred tax liability, net	552,000	257,000
Deferred revenue	-	515,000
Total liabilities	6,937,718	7,078,647

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 3,750,554 and 3,746,054 shares, issued and outstanding, respectively	375	374
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,859,438 and 7,863,938 shares issued and outstanding, respectively	786	786
Additional paid-in capital	32,578,694	32,324,500
Retained earnings	21,776,047	22,338,501
Total stockholders' equity	54,355,902	54,664,161
Total liabilities and stockholders' equity	$61,293,620	$61,742,808

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue:
Online networks	$661,866	$86,310
Television and film distribution	3,243,147	-
Television and short-form video production	2,129,281	1,330,788
Total revenue	6,034,294	1,417,098
Less: returns and allowances	(320,349)	-
Net revenue	5,713,945	1,417,098
Cost of revenue (including $1,454,140 and $0 of non-cash amortization of film library for the three months ended March 31, 2018 and 2017, respectively)	3,103,062	474,206
Gross profit	2,610,883	942,892

Operating expenses:
Selling, general and administrative (including $254,195 and $132,785 of non-cash share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively)	2,199,247	260,008
Management and license fees	571,395	141,710
Total operating expenses	2,770,642	401,718

Operating (loss) income	(159,759)	541,174

Interest income	161	6
Interest expense	(21,555)	(475,826)
Acquisition-related costs	(45,300)	-

(Loss) income before income taxes	(226,453)	65,354

Provision for income taxes	336,000	199,000

Net loss	$(562,453)	$(133,646)

Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.01)
Weighted average basic and diluted shares outstanding	11,609,992	9,066,034

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from Operating Activities:
Net loss	$(562,453)	$(133,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	254,195	132,790
Amortization of programming costs	770,401	474,206
Amortization of deferred financing costs	-	21,876
Amortization of debt discount	-	364,311
Amortization of leasehold improvements	13,033	-
Amortization of film library and participation costs	1,454,140	-
Bad debt expense	87,632	-
Deferred income taxes	295,000	(147,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(461,435)	(915,487)
Prepaid expenses and other current assets	(11,492)	(148,366)
Inventory	51,761	-
Programming costs	(773,132)	(913,532)
Film library	(1,056,556)	-
Popcornflix film rights and other assets	(10,605)
Prepaid distribution fees	46,277	(1,680,534)
Other assets	41,000	-
Accounts payable and accrued expenses	268,534	(287,399)
Film library acquisition obligation	(477,800)	-
Accrued participation costs	(132,659)	-
Other liabilities	3,577	-
Income tax payable	-	346,000
Deferred revenue	(515,000)	28,571
Net cash used in operating activities	(715,582)	(2,858,210)
Cash flows from Investing Activities:
Decrease (increase) in due from affiliated companies	125,225	(798,572)
Net cash provided by (used in) investing activities	125,225	(798,572)
Cash flows from Financing Activities:
Proceeds from revolving credit facility	200,000	3,225,000
Repayments of revolving credit facility	-	(980,000)
Payment of deferred financing cost	(30,000)	-
Proceeds from issuance of common stock in private placements	-	925,662
Net cash provided by financing activities	170,000	3,170,662
Net decrease in cash and cash equivalents	(420,357)	(486,120)
Cash and cash equivalents at beginning of period	2,172,046	507,247
Cash and cash equivalents at end of the period	$1,751,689	$21,127

Supplemental data:
Cash paid for interest	$16,268	$80,309
Cash paid for taxes	$-	$-
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$-	$393,711

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

The IPO resulted in gross cash proceeds to the Company of approximately $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts, commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable and $4.5 million of senior secured notes payable under the revolving line of credit outstanding at the time of the IPO (see Note 10). The remaining proceeds are being used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Acquisition of Screen Media

On November 3, 2017, the Company acquired all of the membership interests of Screen Media Ventures, LLC (“Screen Media”) for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share (the “Acquisition”). Screen Media operates Popcornflix®, an advertiser-supported direct-to-consumer online video service and distributes television series and films worldwide.

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. As a result of the Acquisition, Screen Media’s results of operations are consolidated with those of the Company from the date of the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017.

The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K for the years ended December 31, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, intangible assets, share-based compensation expense, income taxes and amortization of programming and film library costs. Actual results could differ from those estimates.

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

At March 31, 2018 and December 31, 2017, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of operations. At March 31, 2018 and December 31, 2017, accounts receivable is presented net of allowance for doubtful accounts and video returns of $636,801 and $597,665, respectively. Reserve for bad debt of $87,632 and $0 was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is amortization of programming costs totaling $770,401 and $474,206, respectively. There was no impairment charge recorded in the three months ended March 31, 2018 and 2017.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast-computation method. Film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of total future, or ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenues. Ultimate revenue time frame is determined based on the term of the related acquisition agreement. The Company generally acquires distribution rights covering periods of ten or more years.

Included in cost of revenue in the condensed consolidated statements of operations for the three-month periods ended March 31, 2018 and 2017, is amortization of film library totaling $1,454,140 and $0, respectively. For the three-month periods ended March 31, 2018 and 2017, there was no impairment charge recorded.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represents the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but is subject to an annual impairment analysis. For the three months ended March 31, 2018 and 2017, there was no impairment charge recorded.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At March 31, 2018 and 2017, the Company did not have any unrecognized tax benefits or liabilities.

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

Revenue Recognition

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue generated under the distribution agreement with A Sharp, Inc., d/b/a A Plus (“A Plus”) is reported on a net basis as the Company earns a commission on the distribution of A Plus’ content (see Note 13). Revenue from all digital media distribution is included in online networks in the accompanying condensed consolidated statements of operations.

The Company licenses and distributes multi-film packages to its customers. Revenue from multi-film sales is allocated on a per title basis and recognized upon initial availability for exploitation by customers. In addition, the Company distributes DVDs and similar media to its customers. The Company recognizes revenue upon shipment of DVD units or similar media units to its customers. Provision for future returns and other allowances are established based upon historical experience. Revenue from the distribution of multi-film packages and DVDs and similar media is included in television and film distribution in the accompanying condensed consolidated statements of operations.

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with Accounting Standards Codification Topic 926: Entertainment – Films as amended (“ASC 926”). Revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying condensed consolidated statements of operations.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the three months ended March 31, 2018 and 2017, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to make reimbursements for. The expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $224,442 and $0, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Advertising expenditures for DVD releases are expensed when incurred, which is typically upon the release of the title. The expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $1,435 and $0, respectively.

Earnings Per Share

Basic net loss per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding.

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

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times the Company’s cash in bank balances exceed the federally insured limits. The uninsured balance at March 31, 2018 and December 31, 2017 was $1,074,010 and $1,422,001, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank, revenue and accounts receivable.

For the three months ended March 31, 2018, the Company had three customers, which accounted for 44% of total revenue (the largest of which accounted for 19%). As of March 31, 2018, the Company had two customers that accounted for 59% of accounts receivable (the largest of which accounted for 36%). For the three months ended March 31, 2017, the Company had two customers that accounted for 86% of revenue. As of December 31, 2017, the Company had four customers that accounted for 73% of accounts receivable (the largest of which accounted for 58%).

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation. In the condensed consolidated statements of operations, prior year revenue has been presented in a manner more representative of the Company’s current revenue streams. These reclassifications have no effect on previously reported net loss.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for all entities. Early adoption is permitted. The Company has adopted ASU 2017-09 in the last quarter of 2017 on a prospective basis and the impact on its consolidated financial statements was not material.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The Company has adopted ASU 2017-01 on a prospective basis and the impact on its consolidated financial statements was not material.

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

Note 4 – Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”) entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect. The Foundation has funded three seasons of Hidden Heroes and has an option to fund the series for a fourth season.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Project Dad slate is comprised of eight, one-hour episodes that aired weekly on Discovery Communications, LLC’s Discovery Life network in November and December 2016. In addition, in January 2017, Project Dad aired on Discovery Communications, LLC’s TLC network.

In 2017, the Sponsor funded a new parenting series called Being Dad, our third episodic television show, comprised of eight, one-hour episodes that were available for delivery and available for broadcast in the fourth quarter of 2017 and will begin airing on Netflix in 2018.

(c) On June 20, 2017, the Company entered into an agreement with HomeAway.com and received corporate sponsorship funding for our fourth episodic television series entitled Vacation Rental Potential.

This series comprised of ten, 30-minute episodes, aired on the A&E Network in November and December 2017. The show gives viewers the information needed to obtain their dream vacation home. HomeAway.com has agreed to fund a second season of Vacation Rental Potential.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2018 and 2017, the Company recognized $229,195 and $116,600, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expense in the condensed consolidated statements of operations. There were 271,252 and 44,221 stock options vested at March 31, 2018 and 2017, respectively.

Stock options activity as of March 31, 2018 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value

Total outstanding at December 31, 2017	690,000	$7.61	4.32	$1,079,500
Options granted	10,000	9.22	4.77	-
Options exercised	-	-	-	-
Actual options forfeited	-	-	-	-
Options expired	-	-	-	-
Total outstanding at March 31, 2018	700,000	$7.63	4.08	$189,101
Total exercisable at March 31, 2018	271,252	$6.93	3.85	$117,543
Total unvested at March 31, 2018	428,748	$8.08	4.23	$71,558
Total vested or expected to vest - March 31, 2018	700,000	$7.63	4.08	$189,101

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2018 the Company had unrecognized pre-tax compensation expense of $1,541,734 related to non-vested stock options under the Plan of which $687,584, $510,278 and $343,872 will be recognized in 2018, 2019 and 2020, respectively.

The following table summarizes unvested stock options as of March 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price

Total unvested - December 31, 2017	490,415	$7.96
Granted	10,000	9.22
Vested	(71,665)	7.47
Cancellations	-	-
Total unvested - March 31, 2018	428,750	$8.08

Assumptions used in calculating the fair value of the stock options granted during 2018 and 2017 using the Black-Scholes valuation model are summarized below:

	Three Months Ended March 31,
Weighted Average Assumptions:	2018	2017

Expected dividend yield	0.0%	0.0%
Expected equity volatility	57.2%	57.0%
Expected term (years)	2.57	2.34
Risk-free interest rate	2.05%	1.9%
Exercise price per stock option	$7.63	$6.83
Market price per share	$6.95	$5.78
Weighted average fair value per stock option	$3.35	$2.64

The risk-free rates are based on the implied yield available on US Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates expected terms for stock options awarded to employees using the simplified method in accordance with ASC 718, Stock Compensation, because the Company does not have sufficient relevant information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options using the contractual term. Expected volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants.

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the three months ended March 31, 2018 and 2017, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $25,000 and $16,185, respectively.

In January 2018, the Company’s board of directors approved an increase, subject to stockholder approval, to the number of shares available for grant pursuant to the Plan to 1,250,000 shares from 1,000,000 shares at March 31, 2018.

Note 6 – Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Basic weighted-average shares outstanding	11,609,992	9,066,034

Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	-	-
Assumed issuance of shares from exercise of warrants (a)	-	-
Diluted weighted-average shares outstanding	11,609,992	9,066,034

(a) The additional shares from the exercise of stock options and warrants for the three month periods ended March 31, 2018 and 2017 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Note 7 – Programming Costs

Programming costs, net of amortization, consists of the following:

	March 31,	December 31,
	2018	2017

Released, net of accumulated amortization of $7,495,763 and $6,725,362, respectively	$6,297,999	$6,218,499
In production	15,679	12,784
In development	1,555,763	1,419,862
	$7,869,441	$7,651,145

Note 8 – Film Library

Film library costs, net of amortization, consists of the following:

	March 31,	December 31,
	2018	2017

Acquisition costs	$24,344,359	24,034,514
Accumulated amortization	(2,086,299)	(1,378,869)
Net film library costs	$22,258,060	22,655,645

Film library amortization expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $707,430 and $0, respectively.

Note 9 – Intangible Asset - Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). In granting the Perpetual License, CSS required an initial purchase price of $5,000,000, which approximated its costs to CSS, and was paid by the Company during 2016. The Company recorded the initial purchase price of the Perpetual License at the estimated cost to CSS in its consolidated balance sheets.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Senior Secured Revolving Line of Credit and Senior Secured Notes Payable

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into a senior secured revolving line of credit (the “Credit Facility”) with an entity controlled by its chief executive officer (the “Lender”). Under the amended terms of the Credit Facility, the Company can borrow up to an aggregate of $4,500,000 until January 2, 2019 (the “Maturity Date”). Advances made under the Credit Facility are used for working capital and general corporate purposes.

Borrowings under the Credit Facility bore interest at 5% per annum and an annual fee equal to 0.75% of the unused portion of the Credit Facility, payable monthly in arrears in cash.

The balance outstanding under the Credit Facility prior to the IPO was $4.5 million which was repaid in full on August 23, 2017 from the proceeds of the IPO. On December 27, 2017, the Company drew an advance of $1,500,000 under the Credit Facility. As of March 31, 2018, advances under the Credit Facility totaled $1,700,000. On April 27, 2018, the Company entered into a commercial loan agreement with a bank (“Commercial Loan”). As described in Note 16 – Subsequent Events, simultaneously with the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by the Company and the Lender.

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

As of March 31, 2018, the debt discount and deferred financing costs related to the Credit Facility were fully amortized. For the three months ended March 31, 2018, cash interest expense paid or accrued for on the Credit Facility of $21,555 is included in interest expense in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2017, amortization of the debt discount of $81,045, amortization of deferred financing costs of $1,422 and cash interest expense paid on the Credit Facility of $38,520 is included in interest expense in the accompanying condensed consolidated statement of operations, respectively.

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

The Term Notes ranked pari passu with the Credit Facility and senior to any existing or future indebtedness of the Company. The Term Notes were secured by a first priority security interest and lien on all tangible and intangible assets of the Company and were subject to an intercreditor agreement with respect to the Credit Facility.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended March 31, 2017, amortization of the debt discount of $283,266, amortization of deferred financing costs of $20,454, and cash interest expense paid or accrued for on the Term Notes of $41,789 is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (see Note 13).

Note 11 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001. As at March 31, 2018 and December 31, 2017, the Company had 3,750,554 and 3,746,054 shares of Class A Stock outstanding, respectively and 7,859,438 and 7,863,938 shares of Class B Stock outstanding, respectively. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share.

Recapitalization

As described in Note 1, in May 2016, pursuant to the terms of the CSS Contribution Agreement, the Company issued 8,600,568 shares of the Company’s Class B common stock as consideration paid for all video content assets owned by CSS, CSS Productions and their CSS subsidiaries. CSS Productions transferred certain of these shares of Class B common stock to third parties.

Concurrently with the consummation of the CSS Contribution Agreement, certain rights to receive payments under certain agreements comprising part of the Subject Assets owned by Trema were assigned to the Company under the Trema Contribution Agreement in consideration for the Company’s issuance to Trema of 159,432 shares or Class B common stock.

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

Family members of officers of the Company and of CSS participated in the 2016 Equity Private Placement and the 2017 Equity Private Placement on the same terms and conditions as other investors (see Note 13).

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended March 31,
	2018	2017
Current provision:
Federal	$-	$-
States	41,000	-
Total current provision	41,000	-
Deferred provision:
Federal	251,000	168,000
States	44,000	31,000
Total deferred provision	295,000	199,000
Total provision for income taxes	$336,000	$199,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry-forwards	$96,000	$318,000
Acquisition-related costs	603,000	584,000
Film library	371,000	371,000
Total deferred tax assets	1,070,000	1,273,000
Deferred tax liabilities:
Programming costs	1,454,000	1,389,000
Other assets	168,000	141,000
Total deferred tax liabilities	1,622,000	1,530,000
Net deferred tax liability	$552,000	$257,000

The Company adjusted its federal deferred income tax assets and liabilities as of March 31, 2018 and December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the provisions of the 2017 Tax Cut and Jobs Act.

Note 13 – Related Party Transactions

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

Since the completion of the IPO in August 2017, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended March 31, 2018 and 2017, the Company recorded management fee expense of $285,697 and $70,855, respectively, payable to CSS. Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the three months ended March 31, 2018 and 2017.

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

License Agreement

The Company is a party to a trademark and intellectual property license agreement with CSS (the “License Agreement”). Under the terms of the License Agreement, the Company was granted a perpetual, exclusive license to utilize the Brand and related content, such as stories published in the Chicken Soup for the Soul books, for visual exploitation worldwide.

In consideration of the License Agreement, in May 2016 the Company paid to CSS a one-time license fee of $5,000,000, comprised of a $1,500,000 cash payment and the concurrent issuance to CSS of the CSS License Note, having a principal amount of $3,500,000 and bearing interest at 0.5% per annum (the “Note”). The Note was repaid in full by September 16, 2016.

Under the terms of the License Agreement, the Company also pays an incremental recurring license fee to CSS equal to 4% of gross revenue as reported under GAAP for each fiscal quarter. Since the completion of the IPO, the Company reports under the Exchange Act and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. Each quarterly amount shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. The Company pays a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended March 31, 2018 and 2017, the Company recorded license fee expense of $285,697 and $70,855, respectively, payable to CSS.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Due from Affiliated Companies

As at March 31, 2018 and December 31, 2017, the Company is owed $6,003,404 and $6,128,629, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

As noted above, advances and repayments occur periodically. The Company and CSS expect the net balance to be reduced substantially during the remainder of 2018. The Company and CSS do not charge interest on the net advances or the net repayments.

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

Under the terms of the A Plus Distribution Agreement, the Company was obligated to pay A Plus an advance of $3,000,000 by March 31, 2017 (the “A Plus Advance”) which was recorded as prepaid distribution fees in the consolidated balance sheet.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At March 31, 2018 and December 31, 2017, prepaid distribution fees were $1,846,529 and $1,892,806, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017 includes $30,851 and $86,310, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement.

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

Note 14 – Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. Legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of March 31, 2018 and December 31, 2017.

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Year Ended December 31,	Amount
Remainder of 2018	$302,563
2019	417,206
2020	71,043
$790,812

Rent expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $105,462 and $0, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Note 15 – Segment Reporting

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. The Company has entered into a distribution agreement with a company located in the United States that provides for the distribution of an episodic television series in Europe. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide. Gross revenue by geographic location, based on the location of the customers for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017

United States	$5,965,093	$1,417,098
Canada	4,462	-
Europe	17,058	-
Other foreign	47,681	-
	$6,034,294	$1,417,098

One customer represented 19% and 74%, or $1.2 million and $1.1 million, respectively, of consolidated revenue for the three months ended March 31, 2018 and 2017. A second customer represented 17% and 11% or $1.0 million and $0.2 million of consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. No other customer represented greater than 10% of consolidated revenue for the three months ended March 31, 2018 and 2017.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts receivable due from one customer was approximately 36% and 58% or $3.2 million and $4.8 million of consolidated gross accounts receivable at March 31, 2018 and December 31, 2017, respectively. A second customer represented 23% or $2.1 million of consolidated gross accounts receivable at March 31, 2018. No other customer represented greater than 10% of consolidated gross accounts receivable at March 31, 2018 and December 31, 2017.

Note 16 – Subsequent Events

Commercial Loan

On April 27, 2018, the Company closed on the Commercial Loan. The Commercial Loan provides the Company both a term loan facility and a revolving line of credit facility totaling $7.5 million, to be used for working capital and other purposes. The term loan of $5.0 million was advanced to the Company at closing. The term loan bears interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period.

The revolving line of credit of $2.5 million bears interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. Approximately $2.2 million of the revolving line of credit was advanced to the Company at closing. Simultaneously with the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by the Company and the Lender.

Repurchase Program

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5 million of its Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

Under the Repurchase Program, the Company may purchase its shares of Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by the Company’s board of directors. Repurchases under the Repurchase Program will be funded from the Company’s existing cash and cash equivalents or future cash flow and equity or debt financings.

As of May 9, 2018, the Company has repurchased, subject to the maximum amounts permitted under the Act, 33,707 shares of its Class A common stock pursuant to the Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K as submitted to the Securities and Exchange Commission (“SEC”) on March 29, 2018 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	our limited operating history;

●	our financial performance, including our ability to generate revenue;

●	ability of our content offerings to achieve market acceptance;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	potential ability to obtain additional financing when and if needed;

●	ability to protect our intellectual property;

●	ability to complete strategic acquisitions;

●	ability to manage growth and integrate acquired operations;

●	potential liquidity and trading of our securities;

●	regulatory or operational risks;

●	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

You should refer to the “Risk Factors” section of the report on Form 10-K, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the report on Form 10-K for the year ended December 31, 2017, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

We are a growing media company developing and operating online video on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. We also curate, produce and distribute long and short-form video content that brings out the best of the human spirit, and distribute the online content of our affiliate, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers. Our subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also own Popcornflix®, a popular online advertiser-supported VOD (“AVOD”) network, and four additional AVOD networks, which collectively have rights to exhibit thousands of movies and television episodes. All of our online networks are available for all screens, including mobile devices. We expect the increasingly widespread penetration of 5G mobile networks, with virtually no latency and 10 times the download capacity of 4G, to be an accelerator of mobile video consumption.

We have an exclusive, perpetual and worldwide license from our parent, CSS, a publishing and consumer products company, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”).

We operate in three areas:

•	Online Networks. In this business area, we distribute and exhibit video on-demand content directly to consumers across all digital platforms, such as smartphones, tablets, gaming consoles and the web through our owned and operated networks, Popcornflix and A Plus networks. Popcornflix had 15 million active users in 2017.

•	Television and Film Distribution. In this business area, we distribute television series and movies worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We own the copyright or hold long-term distribution rights to approximately 1,200 television series and feature films.

•	Television and Short-Form Video Production. In this business area, we work with sponsors and use highly regarded independent producers to develop and produce our video content, including Brand-related content.

Since our inception in January 2015, our business has grown rapidly. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. Summary data is as follows:

For the three months ended March 31, 2018, our gross revenue was $6.0 million, as compared to 2017 gross revenue for the same period of $1.4 million. This increase was due to a significant increase in production revenue plus the acquisition of Screen Media in November 2017. Our 2018 Adjusted EBITDA was $1.7 million for the three months ended March 31, 2018, as compared to Adjusted EBITDA of $0.7 million for the three months ended March 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, our summary data is as follows:

	Year Ended December 31,
	2017(1)	2016	2015

Gross revenue	$10,979,340	$8,118,632	$1,506,818

Net income (loss)	22,607,498	781,133	(753,463)

Adjusted EBITDA	28,330,271	3,776,673	38,524

(1)	For the year ended December 31, 2017, net income and adjusted EBITDA included a gain on bargain purchase of $24.3 million and acquisition-related costs of $2.2 million relating to the Screen Media acquisition.

Our plan is to use our solid core of television and short-form video production and television and film distribution activities to support the development and growth of a powerful portfolio of online VOD networks. Our production and distribution activities generate current revenue and Adjusted EBITDA that we can use to fund our rapidly growing online VOD networks. We will seek to opportunistically acquire assets such as content libraries, digital publishers with content related to our own, and stand-alone VOD networks.

One of our fundamental objectives is to continue to grow our online VOD networks to create a “network of networks”. Our strategy is to build our library of video content through a combination of Chicken Soup for the Soul original video content and the opportunistic acquisitions of third-party video content libraries (such as our transformative acquisition of Screen Media), or other stand-alone online VOD networks to accelerate this growth. When we acquire video content libraries, we will seek to rapidly monetize these libraries through our traditional television and film distribution activity while retaining the right to use these libraries on our VOD networks thereby lowering our cost of content acquisition for these VOD networks.

Recent Developments

Commercial Loan

On April 27, 2018, we entered into a commercial loan agreement with a bank (“Commercial Loan”). The Commercial Loan provides us both a term loan facility and a revolving line of credit facility totaling $7.5 million, to be used by us for working capital and other purposes. The term loan of $5.0 million was advanced to us at closing. The term loan bears interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period.

The revolving line of credit of $2.5 million bears interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. Approximately $2.2 million of the revolving line of credit was advanced to us at closing. Simultaneously with the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by us and the Lender.

Repurchase Program

On March 27, 2018, our board of directors approved a stock repurchase program (the “Repurchase Program”) that enables us to repurchase up to $5 million of our Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

Under the Repurchase Program, we may purchase shares of Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by our board of directors. Repurchases under the Repurchase Program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

As of May 9, 2018, we have repurchased, subject to the maximum amounts permitted under the Act, 33,707 shares of our Class A common stock pursuant to the Repurchase Program.

Vacation Rental Potential Television Series

On March 28, 2018, we entered into an agreement with HomeAway.com (“HomeAway”) relating to funding for a second season of the episodic television series entitled Vacation Rental Potential of at least 10 more episodes. This series will continue to provide viewers the information and inspiration needed to realize their dreams by showing them how to use real estate entrepreneurship to obtain a vacation home that transforms their family life. The Vacation Rental Potential slate was comprised of 10, half-hour episodes in its first season.

Business

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded approximately 24 million times. Popcornflix had approximately 15 million active users as of March 31, 2018.

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

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or hold long-term distribution rights to more than 1,200 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

Screen Media’s distribution capabilities across all media also allows us to distribute our produced television series directly and eliminate the distribution fees (as much as 30% of revenue) that we formerly paid to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

We have distribution licensing agreements with numerous VOD services across all major platforms, such as cable and satellite VOD and Internet VOD, which includes TVOD for rentals or purchases of films, AVOD for free-to-viewer streaming of films supported by advertisements and SVOD for unlimited access to films for a monthly fee.

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

Television and Short-Form Video Production

We utilize the Chicken Soup for the Soul brand, together with our management’s industry experience and expertise, to generate revenue through the production and distribution of video content. We work with sponsors and use highly-regarded independent producers to develop and produce video content. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. We currently have producer agreements or arrangements in place with a number of these producers, including Litton Entertainment (a Hearst company). We anticipate entering into relationships with additional independent producers.

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

Corporate and foundation sponsors with which we work include HomeAway, Hilton Grand Vacations, American Humane, BISSELL Homecare, Inc., the Boniuk Foundation, Michelson Found Animals Foundation and the Morgridge Family Foundation, and we are currently in discussions with numerous others. We generally retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value.

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current long-form video content projects include:

•

Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award winning Hidden Heroes is hosted by Brooke Burke-Charvet and is currently in its third season airing on The CW Network. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes.

•	Project Dad, a Chicken Soup for the Soul’s Original Series (‘‘Project Dad’’). The series presents three busy celebrity dads as they put their careers on the “sidelines” and get to know their children like never before. This series aired on Discovery Life, Discovery Family and TLC. In May 2017, the Company signed a distribution agreement with Rive Gauche for the distribution of Project Dad outside the United States.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. For example, a farmer teaches his teenage daughter to drive; a single dad re-enters the dating scene; a touring rock musician takes his family with him on the road; an over-protective dad struggles with his autistic daughter’s growing independence; and gay dads deal with the emotional complexities of adoption. All the fathers are different ages, races, and religions; however, they are all bound by the singular belief that raising their children is life’s greatest gift. In March 2018, the Company signed a licensing agreement with Netflix for the worldwide distribution of Being Dad.

•	Vacation Rental Potential. This series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain a vacation home that transforms their family life. Hosted by Holly Baker, Vacation Rental Potential offers people insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. In April 2018, Vacation Rental Potential was renewed for a second season by HomeAway.

•	The New Americans. A special event series of digital portraits which Spotlight immigrants who are making America great simply by being here. These are people who advance our culture and personify the American Dream.

Our short-form video content, including our branded short-form video content known as Sips, is typically exhibited through online video content distribution and social media platforms, such as YouTube, Facebook, Yahoo, Diply, Gateway Media, SheKnows, Rumble and Liquid Social among others, as well as on the social media of Chicken Soup for the Soul, A Plus and our sponsors.

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

JOBS Act Accounting Election

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three months ended March 31, 2018 and 2017, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly effect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

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

For 2018 and beyond, we have begun to sign some sponsorship contracts, and to begin production of some series, earlier in the year than in recent years, as we did in our recent renewal with HomeAway, which should result in more balanced revenue across the third and fourth quarters of the years. Additionally, revenue from both our online networks and television and film distribution business areas are more evenly spaced through the year which should result in more balanced revenue and Adjusted EBITDA across all quarters of each year. While the operating results in these areas are not as seasonal and therefore are more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated under our distribution agreement with A Plus, a digital media company, and from online streaming of Screen Media’s films and television programs on our owned and operated YouTube and Popcornflix networks. Our television and film distribution revenue is derived primarily from our distribution of television series and films in all media worldwide, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms. Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that pay us for the production of half-hour or one-hour episodic television programs as well as short-form video content. Importantly, the inclusion of Screen Media’s results of operations beginning on the date of the acquisition has resulted in significant and material increases in our revenue and Adjusted EBITDA.

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

Interest Expense

Our interest expense is comprised of cash interest paid on the Credit Facility for the three months ended March 31, 2018 and on the Term Notes and Credit Facility for the three months ended March 31, 2017. We repaid the Term Notes and Credit Facility with part of the IPO proceeds in August 2017. The $4.5 million Credit Facility was available to the Company to fund working capital and growth and was set to expire in January 2019. As of March 31, 2018, we received an advance of $1.7 million under the Credit Facility. On April 27, 2018, upon the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by us and the Lender. See “Liquidity and Capital Resources” below for a full description of the Term Notes and Credit Facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2017

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of the year. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year as we did recently with Homeaway for season 2 of Vacation Rental Potential, which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for a majority of the annual total.

Revenue

The following table presents revenue line items for the three months ended March 31, 2018 and 2017 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2018	% of net revenue	2017	% of net revenue	Change Period over Period
Revenue:
Online networks	$661,866	12%	$86,310	6%	$575,556	667%
Television and film distribution	3,243,147	57%	-	0%	3,243,147	*
Television and short-form video production	2,129,281	37%	1,330,788	94%	798,493	60%
Total revenue	6,034,294	106%	1,417,098	100%	4,617,196	326%
Less: returns and allowances	(320,349)	-6%	-	0%	(320,349)	*
Net revenue	$5,713,945	100%	$1,417,098	100%	$4,296,847	303%

* Not Meaningful

Certain reclassifications were made within the components of 2017 revenue to conform to our 2018 presentation.

Revenue increased by $4,296,847, or 303%, for the three months ended March 31, 2018 compared to 2017. This increase was primarily due to a significant increase in television and short-form video production plus the inclusion of Screen Media’s results of operations, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online VOD networks revenue increased by $575,556, or 667%, for the three months ended March 31, 2018 compared to 2017, primarily due to Screen Media’s online streaming on Popcornflix and YouTube. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Our television and film distribution revenue was derived primarily from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide.

Our television and short-form video production revenue increased by $798,493, or 60%, for the three months ended March 31, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods as well as licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast or if already available when an episode is licensed in other media or territories.

Online network revenue

Online network revenue was 12% and 6% of net revenue for the three months ended March 31, 2018 and 2017, respectively. Our online revenue includes revenue generated from our A Plus Distribution Agreement and our online advertising-supported video on demand content on our owned and operated networks, Popcornflix and YouTube.

Producer payments due per the A Plus Distribution Agreement are recorded as a reduction to our recorded amount of revenue. Online revenue is recognized when videos are first posted to a website for viewing and when revenue is reported by the respective platforms and as advertisements are viewed in connection with those videos.

All of our online network revenue recognized for the three month period ended in 2017 is attributed to the A Plus Distribution Agreement.

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

Television and short-form video production revenue

We have now created 111 half-hours of Chicken Soup for the Soul original video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In the three months ended March 31, 2018, revenue was primarily recognized relating to Chicken Soup for the Soul original productions as follows:

•	Chicken Soup for the Soul’s Hidden Heroes airing on The CW Network

•	Vacation Rental Potential, airing on A&E and FYI networks; and

•	Being Dad, relating to a licensing agreement we entered into with Netflix.

In the three months ended March 31, 2017, revenue was primarily recognized relating to the Chicken Soup for the Soul original productions as follows:

•	Chicken Soup for the Soul’s Hidden Heroes season 2 on the CBS Network; and

•	Project Dad revenue related to an international distribution agreement with Rive Gauche.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs. Revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended March 31, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2018	% of gross revenue	2017	% of gross revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$770,401	13%	$474,206	33%	$296,195	62%
Film library amortization (non-cash)	1,454,140	24%	-	0%	1,454,140	*
Distribution costs	878,521	15%	-	0%	878,521	*
Total cost of revenue	$3,103,062	51%	$474,206	33%	$2,628,856	554%
Gross profit	$2,610,883		$942,892		$1,667,991	177%
Gross profit margin	46%		67%		-21%

* Not Meaningful

Our cost of revenue increased by $2,628,856 for the three months ended March 31, 2018 compared to 2017. This increase resulted primarily from non-cash film library amortization of $1,454,140 and $878,521 of distribution costs attributable to Screen Media. As a result of the above, gross profit margin for three months ended March 31, 2018 decreased to 46% from 67% in same period in 2017, although if non-cash amortization of film library costs are excluded, the gross profit margin would have been 71% for the three months ended March 31, 2018.

Cost of revenue consists primarily of amortization of programming costs for our television and short-form videos and non-cash amortization of our film library. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production and film and to the extent that episodes were recognized as revenue by us. It also represents direct expenses to distribute film and video on our owned and operated Popcornflix and other VOD platforms.

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

For the three month period ended March 31, 2018, 25% of total cost of revenue consisted of amortization of programming costs for our long-form episodic series, Chicken Soup for the Soul’s Hidden Heroes season three and Vacation Rental Potential, to the extent the episodes were recognized as revenue. For same period in 2017, total cost of revenue consisted primarily of amortization of programming costs for Chicken Soup for the Soul’s Hidden Heroes season two, to the extent the episodes generated revenue that was recognized in the period.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2018	% of gross revenue	2017	% of gross revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$2,199,247	36%	$260,008	18%	$1,939,239	746%
Management and license fees	571,395	9%	141,710	10%	429,685	303%
Total operating expenses	$2,770,642	46%	$401,718	28%	$2,368,924	590%

Including non-cash share-based compensation, our total operating expenses was 46% of revenues for the three months ended March 31, 2018 compared to 28% in same period in 2017 and increased in absolute dollars by $2,368,924. This increase was primarily due to our acquisition of Screen Media and the hiring of an experienced sales team.

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,		Change
	2018	2017	Period to Period

Payroll, benefits and commissions	$1,058,202	$28,878	$1,029,324	*
Share-based compensation	254,195	132,785	121,410	91%
Outside professional services	255,038	46,810	208,228	445%
Public company costs and expenses	97,096	18,750	78,346	418%
Reserve for bad debt	87,632	-	87,632	*
Other costs and expenses	447,084	32,785	414,299	*
	$2,199,247	$260,008	$1,939,239	746%

* Not Meaningful

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $1,817,829 for the three months ended March 31, 2018 compared to 2017. This increase resulted primarily from the Screen Media acquisition and the hiring of an experienced sales force. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan currently allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. Our board has recently approved an increase in the Plan to 1.25 million share equivalents. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During 2017 and 2018, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2018 and 2017, we recognized $229,195 and $116,600, respectively of non-cash share-based compensation expense. We also recognized $25,000 and $16,185, respectively of non-cash share-based compensation expense for share awards issued to Directors and non-employee producers.

Our outside professional services increased by $208,228 in the three months ended March 31, 2018 compared to the prior year period. We regularly utilize public relations and investor relations firms now that we are a publicly traded company. Further, we occasionally use strategic advisors to advise us on possible acquisitions, mergers and joint ventures.

Public company costs and expenses include costs incurred to establish us as a public company and to maintain that designation. The $97,096 expense in the three months March 31, 2018 is primarily SEC related fees, directors’ and officers’ insurance coverage and cash compensation paid to our board of directors for services rendered, compared to $18,750 of cash compensation paid to our board of directors in the three months ended March 31, 2017.

Reserve for bad debt of $87,632 represents the increase in the allowance for doubtful accounts based on the history of collectability of accounts receivable at Screen Media.

Other costs and expenses increased by $414,301 in the three months ended March 31, 2018 compared to the prior year period. This represents increases in costs for rent and office expenses related to the Screen Media acquisition and a general increase in other expenses due to business growth.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the three month periods ended March 31, 2018 and 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash Based:
Term Notes	$-	$50,002
Revolving line of credit	21,555	40,737
	21,555	90,739
Non-Cash Based:
Amortization of debt discount	-	363,211
Amortization of deferred financing costs	-	21,876
	-	385,087
	$21,555	$475,826

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

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by March 31, 2017 was $2,480,000. The aggregate principal balance sold by May 2017 totaled $5,000,000. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $4,500,000 just prior to our IPO. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. We can request additional advances under the Credit Facility up to $4,500,000 at any time until January 2, 2019. As of March 31, 2018, we were advanced $1.7 million under the Credit Facility.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended March 31, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both March 31, 2018 and 2017.

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

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months periods ended March 31, 2018 and 2017.

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

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization and non-cash share-based compensation expense, non-cash film amortization expense and adjustments for other identified charges such as costs incurred to form our company and to prepare for the offering of our Class A common stock to the public, prior to our IPO. Identified charges also include the cost of maintaining a board of directors prior to being a publicly traded company. As our IPO has been completed, director fees are now deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
Net loss as reported	$(562,453)	$(133,646)
Provision for income taxes	336,000	199,000
Interest expense, net of interest income (a)	21,394	475,820
Film library amortization, included in cost of revenue (non-cash)	1,454,140	-
Share-based compensation expense	254,195	132,785
Acquisition-related costs and consulting fees, related to Screen Media	95,300	-
Reserve for bad debts	87,632	-
Amortization of leasehold improvements	13,033	-
Organization costs and directors costs (b)	-	18,750
Adjusted EBITDA	$1,699,241	$692,709

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $0 and $385,087 for the three months ended March 31, 2018 and 2017, respectively.

(b) For the three months ended March 31, 2017, this includes costs incurred to form our Company and to prepare for the offering of our common stock to the public. This also includes costs of maintaining a board of directors prior to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

Commercial Loan

As described above under “Recent Developments”, on April 27, 2018, the Company closed on the Commercial Loan. The Commercial Loan provides the Company with a term loan facility and a revolving line of credit totaling $7.5 million, to be used for working capital and other purposes. The term loan of $5.0 million was advanced to the Company at closing. The term loan bears interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period.

The revolving line of credit of $2.5 million bears interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. An advance under the revolving line of credit of $2.2 million was made to the Company at closing. Simultaneously with the closing of the Commercial Loan, the principal amount due under the Credit Facility totaling $1.7 million was repaid in full and the Credit Facility was terminated by the Company and the Lender.

Repurchase Program

As described above under “Recent Developments”, on March 27, 2018, the board of directors of the Company approved the Repurchase Program that enables the Company to repurchase up to $5 million of its Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

Under the Repurchase Program, the Company may purchase its shares of Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by the board of directors. Repurchases under the Repurchase Program will be funded from the Company’s existing cash and cash equivalents or future cash flow and equity or debt financings.

As of May 9, 2018, the Company has repurchased, subject to the maximum amounts permitted under the Act, 33,707 shares of its Class A common stock pursuant to the Repurchase Program.

Initial Public Offering

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

Cash Requirements

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

Financing Plan Prior to IPO

Pursuant to our financing plan prior to the IPO, we utilized our Credit Facility, primarily for working capital, and we sold Term Notes and Class A common stock in private placements as follows:

Credit Facility

As noted above under “Recent Developments”, with the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by the Company and the Lender.

On May 12, 2016, we entered into the Credit Facility with the facility lender, an affiliate of Mr. Rouhana. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017, we may borrow, repay and reborrow up to an aggregate of $4.5 million through June 30, 2018. Our payment obligations under the Credit Facility were senior obligations and secured by a first priority security interest in all of our assets, thus having the same priority as the security interest granted by us to the holders of the Term Notes, prior to their repayment. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes.

Loans under the Credit Facility bore interest at 5% per annum, payable monthly in arrears in cash. We were also obligated to pay the facility lender an annual fee equal to 0.75% of the unused portion of the Credit Facility. As previously noted, the Credit Facility has been repaid in full and terminated by the parties.

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

Cash Flows

To date, our principal source of liquidity has been from our financing activities. Our cash and cash equivalents balance was $1.8 million as of March 31, 2018 and $2.2 million as of December 31, 2017.

Cash flow information for the three months ended March 31, 2018 (“2018”) and for the three months ended March 31, 2017 (“2017”) is as follows:

	Three Months Ended March 31,		Change in
	2018	2017	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(715,582)	$(2,859,309)	$2,143,727	-75.0%
Investing activities	125,225	(798,572)	923,797	-115.7%
Financing activities	170,000	3,170,662	(3,000,662)	-94.6%
Net decrease in cash and cash equivalents	$(420,357)	$(487,219)	$66,862	-13.7%

Operating Activities

For the three months ended in 2018, our operating activities required a net use of cash totaling $0.7 million as we adjusted to the operations of Screen Media. This source of cash from operating activities resulted primarily from amortization of our programming costs and film libraries totaling $2.2 million, offset in part by use of cash in our investment in programming costs and film libraries totaling $1.8 million. In addition, we made payments on film library acquisition obligations of $0.5 million and our accounts receivable increased by $0.5 million.

For the three months ended in 2017, our operating activities required a net use of cash totaling $2.9 million. This net use of cash from operating activities resulted primarily from an increase in prepaid distribution costs of $1.7 million pursuant to the A Plus Distribution Agreement and an increase in accounts receivable of $1.2 million due from sponsors of our television series.

Investing Activities

For the three months ended in 2018 and 2017, our due from affiliated companies decreased by $0.1 million and increased by $0.8 million, respectively.

Financing Activities

For the three months ended in 2018, our financing activities provided net cash totaling $0.2 million primarily consisting of an advance from the Credit Facility.

For the three months ended in 2017, our financing activities provided net cash from financing activities of $3.2 million, consisting primarily of $1.0 million raised in sales of our common stock in private placements prior to our IPO and $2.2 million of net proceeds we received under the Credit Facility.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenue from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be more flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. Additionally, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, our Credit Facility while available, or new equity or debt financing.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2017.

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2017.

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

Stock Option Grants

During the quarter ended March 31, 2018, the Company granted a stock option to an employee to acquire 10,000 shares of its Class A common stock at $9.22 per share (the “Option”) valued at $47,280. The Option was granted pursuant to the Company’s 2017 Long Term Incentive Plan. The Option vests quarterly over the three-year period from the date of grant.

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

/s/ Daniel M. Pess
Daniel M. Pess
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 10, 2018	(Principal Executive Officer)

