Form 10-Q
period 2017-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2018-05-31
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 30, 2018 totaled 11,615,692 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	3,757,454
Class B Common Stock, $.0001 par value per share*	7,858,238

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

EXPLANATORY NOTE:

Chicken Soup for the Soul Entertainment, Inc. (the “Company”) is filing this Current Report on Form 10-Q for the quarter ended March 31, 2017 (a period prior to the Company’s Initial Public Offering in August 2017) in order to provide a continuous and complete financial record from December 31, 2016, the earliest date of audited consolidated financial statements presented in the offering statement for the Company’s Initial Public Offering.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)

ASSETS

Cash and cash equivalents	$21,127	$507,247
Accounts receivable, net	1,066,905	151,417
Prepaid expenses	364,763	216,397
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	2,273,320	592,786
Due from affiliated companies	2,171,089	1,372,517
Programming costs, net	4,326,711	3,977,553
Total assets	$15,223,915	$11,817,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable, net of unamortized debt discount of $352,244 and $318,992 and unamortized deferred financing costs of $20,448 and $40,902 as of March 31, 2017 and December 31, 2016, respectively	$4,522,308	$2,610,106
Senior secured notes payable under revolving line of credit to related party, net of unamortized debt discount of $156,815 and $160,667 and unamortized deferred financing costs of $1,423 and $2,845 as of March 31, 2017 and December 31, 2016, respectively	3,641,763	3,316,488
Accounts payable and accrued expenses	407,020	694,368
Accrued programming costs	971,812	1,061,980
Income tax payable	346,000	-
Deferred tax liability, net	292,000	439,000
Deferred revenue	100,000	71,429
Total liabilities	10,280,903	8,193,371

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 1,042,030 and 893,369 shares, issued and outstanding, respectively	104	89
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 8,071,955 shares issued and outstanding	807	807
Additional paid-in capital	5,526,743	4,074,646
Accumulated deficit	(584,642)	(450,996)
Total stockholders' equity	4,943,012	3,624,546
Total liabilities and stockholders' equity	$15,223,915	$11,817,917

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Television	$1,259,360	$1,113,637
Online	157,738	-
Total revenue	1,417,098	1,113,637
Cost of revenue	474,206	502,675
Gross profit	942,892	610,962

Operating expenses:
Selling, general and administrative (including $132,785 and $0 of non-cash share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively)	260,008	112,325
Management and license fees	141,710	111,364
Total operating expenses	401,718	223,689

Operating income	541,174	387,273
Interest income	6	1
Interest expense	(475,826)	-
Income before income taxes	65,354	387,274
Provision for income taxes	199,000	162,000
Net (loss) income	$(133,646)	$225,274
Net (loss) income per common share:
Basic net (loss) income per common share	$(0.01)	$0.03
Diluted net (loss) income per common share	$(0.01)	$0.03
Weighted average basic shares outstanding	9,066,034	8,760,000
Weighted average diluted shares outstanding	9,066,034	8,805,938

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from Operating Activities:
Net (loss) income	$(133,646)	$225,274
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	132,790	-
Amortization of programming costs	474,206	502,675
Amortization of deferred financing costs	21,876	-
Amortization of debt discount	364,311	-
Deferred income taxes	(147,000)	162,000
Changes in operating assets and liabilities:
Trade accounts receivable	(915,487)	-
Prepaid expenses and other current assets	(148,366)	(83,802)
Programming costs	(913,532)	(820,186)
Prepaid distribution fees	(1,680,534)	-
Accounts payable and accrued expenses	(287,399)	636,715
Income taxes payable	346,000	-
Deferred revenue	28,571	(3,300,000)
Net cash used in operating activities	(2,858,210)	(2,677,324)
Cash flows from Investing Activities:
(Increase) decrease in due from affiliated companies	(798,572)	2,706,576
Net cash (used in) provided by investing activities	(798,572)	2,706,576
Cash flows from Financing Activities:
Proceeds from revolving credit facility	1,300,000	-
Repayments of revolving credit facility	(980,000)	-
Proceeds from notes payable	1,925,000	-
Proceeds from issuance of common stock	925,662	-
Net cash provided by financing activities	3,170,662	-
Net (decrease) increase in cash and cash equivalents	(486,120)	29,252
Cash and cash equivalents at beginning of period	507,247	4,078
Cash and cash equivalents at end of the period	$21,127	$33,330

Supplemental data:
Cash paid for Interest	$80,309	$-
Cash paid for taxes	$-	$-
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$393,711	$-

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

The IPO resulted in gross cash proceeds to the Company of $26.9 million and $24.0 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The net proceeds were used to fully repay $4.1 million of senior secured notes payable (“Term Notes”) and $4.5 million of senior secured notes payable under the revolving line of credit (“Credit Facility”). See Note 9. The remaining proceeds are being used for general corporate purposes including working capital, acquisition of video content and strategic transactions.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Since our IPO occurred after March 31, 2017, the date of the financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016.

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

At March 31, 2017 and December 31, 2016, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and accrued programming costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. At March 31, 2017 and December 31, 2016, an allowance for uncollectible accounts was not considered necessary.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 is amortization of programming costs totaling $474,206 and $502,675, respectively. There was no impairment charge recorded in the three months ended March 31, 2017 and 2016.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At March 31, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits or liabilities. See Note 11.

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

Revenue generated under the distribution agreement with A Sharp, Inc., d/b/a A Plus (“A Plus”) is reported on a net basis as the Company earns a commission on the distribution of A Plus’ content. See Note 12.

Cash advances received by the Company are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Share-based Payments

The Company accounts for share-based payments in accordance with ASC 718: Share-based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, net of estimated forfeitures. Shares issued for services are based upon current selling prices of the Company’s Class A common stock or independent third-party valuations.

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the three months ended March 31, 2017, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs in the three months ended March 31, 2017 and 2016.

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

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times during the fiscal year, the Company’s cash in bank balances exceeded the federally insured limits. There were no uninsured balances as of March 31, 2017.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank, revenue and accounts receivable. Concentrations of credit risk with respect to accounts receivable and revenue are significant due to the small number of customers comprising the Company’s customer base.

For the three months ended March 31, 2017, we had 2 customers, which accounted for 86% of our total revenue (the largest of which accounted for 74%).

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

Note 4 – Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”) entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect. As of the date of filing of this Current Report on Form 10-Q, the Foundation has funded three seasons of the show and has an option to fund the series for a fourth season.

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

In accordance with ASC 926 as amended, the Company recognized revenue for the Hidden Heroes and Project Dad series as the episodes became available for delivery and broadcast.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended March 31, 2017, the Company recognized $116,600 of non-cash share-based compensation expense in selling, general and administrative expense in the condensed consolidated statements of operations. There were 44,167 stock options vested at March 31, 2017.

Stock options activity as of March 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value

Total outstanding at December 31, 2016	-	$-	-	$-
Options granted	455,000	6.83	4.80	-
Options exercised	-	-	-	-
Actual options forfeited	-	-	-	-
Options expired	-	-	-	-
Total outstanding at March 31, 2017	455,000	$6.83	4.80	$-
Total exercisable at March 31, 2017	44,167	$6.64	4.76	$-
Total unvested at March 31, 2017	410,833	$6.85	4.80	$-
Total vested or expected to vest - March 31, 2017	455,000	$6.83	4.80	$-

As of March 31, 2017 the Company had unrecognized pre-tax compensation expense of $1,083,450 related to non-vested stock options under the Plan of which $403,355, $535,517, $129,017 and $15,561 will be recognized in 2017, 2018, 2019 and 2020, respectively.

The following table summarizes unvested stock options as of March 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price

Total unvested - December 31, 2016	-	$-
Granted	455,000	6.83
Vested	(44,167)	6.64
Cancellations	-	-
Total unvested - March 31, 2017	410,833	$6.85

Assumptions used in calculating the fair value of the stock options granted during 2017 are summarized below:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted Average as of March 31, 2017
Weighted Average Assumptions:

Expected dividend yield	0%
Expected equity volatility	57%
Expected term (years)	2.34
Risk-free interest rate	1.94%
Exercise price per stock option	$6.83
Market price per share	$5.78
Weighted average fair value per stock option	$2.64

The risk-free rate is based on the implied yield available on US Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates expected terms for stock options awarded to employees using the simplified method in accordance with ASC 718, Stock Compensation, because the Company does not have sufficient relevant information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options using the contractual term. Expected volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants.

The Company also awards common stock grants to directors. For the three months ended March 31, 2017 and 2016, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense of $16,185 and $0, respectively.

In January 2018, the Company’s board of directors approved an increase, subject to stockholder approval, to the number of shares available for grant pursuant to the Plan to 1,250,000 shares from 1,000,000 shares.

Note 6 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended
	March 31,
	2017	2016

Basic weighted-average shares outstanding	9,066,034	8,760,000

Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	-	-
Assumed issuance of shares from exercise of warrants (a)	-	45,938

Diluted weighted-average shares outstanding	9,066,034	8,805,938

(a) The additional shares from the exercise of stock options and warrants for the three months ended March 31, 2017 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Programming Costs

Programming costs, net of amortization, consists of the following:

	March 31,	December 31,
	2017	2016

Released, net of accumulated amortization of $4,276,169 and $3,801,963, respectively	$3,453,169	$3,228,440
In production	157,472	100,000
In development	716,070	649,113
	$4,326,711	$3,977,553

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

Note 9 – Senior Secured Notes Payable and Senior Secured Revolving Line of Credit

Senior Secured Notes Payable

From July 2016 through May 2017, the Company sold in a private placement (“Debt Private Placement”) $5,000,000 aggregate principal amount of 5% Term Notes and Class W warrants to purchase an aggregate of 460,000 shares of Class A common stock at $7.50 per share (the “Warrants”).

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

The Term Notes and the Warrants were accounted for in accordance with Accounting Standards Codification Topic 470: Debt (“ASC 470”) which provides, among other things, that the fair value is allocated between the debt and the related warrants. The Warrants are exercisable at any time prior to March 31, 2021 and are callable under certain circumstances, but in no event prior to January 31, 2018.

The fair value of the Warrants was determined to be $1,079,360 using the Black-Scholes option-pricing model and the relative fair value of the warrants was recorded as a discount to the Term Notes with a corresponding credit to additional paid-in capital.

For the three months ended March 31, 2017, amortization of the debt discount of $283,266, amortization of deferred financing costs of $20,454, cash and accrued interest expense paid on the Term Notes of $48,903 is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors. See Note 12.

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into a Senior Secured Revolving Line of Credit (the “Credit Facility”) with a company principally owned and controlled by William J. Rouhana, Jr., the Company’s chief executive officer and chairman (the “Lender”). Under the amended terms of the Credit Facility, the Company could borrow up to an aggregate of $4,500,000 until January 2, 2019.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advances made under the Credit Facility were used for working capital and general corporate purposes, and were used in part, for payments in 2016 due to CSS pursuant to the license agreement with the Company.

On April 27, 2018, the Company entered into a commercial loan agreement with a bank (“Commercial Loan”). As described in Note 16 – Subsequent Events, simultaneously with the closing of the Commercial Loan, the principal balance due under the Credit Facility of $1.7 million was repaid in full and the Credit Facility was terminated by the Company and the Lender. As of March 31, 2018, the principal balance due under the Credit Facility was $1.5 million.

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

For the three months ended March 31, 2017, amortization of the debt discount of $81,045, amortization of deferred financing costs of $1,422, cash and accrued interest expense paid on the Credit Facility of $40,737 is included in interest expense in the accompanying condensed consolidated statement of operations.

Note 10 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001. As of March 31, 2017, and December 31, 2016, the Company had 1,042,030 and 893,369 shares of Class A Stock outstanding, respectively, and 8,071,955 shares of Class B Stock outstanding. There are no shares of preferred stock outstanding. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share.

Recapitalization

As described in Note 1, in May 2016, pursuant to the terms of the CSS Contribution Agreement, the Company issued 8,600,568 shares of the Company’s Class B common stock as consideration paid for all video content assets owned by CSS, CSS Productions and their CSS subsidiaries. CSS Productions transferred certain of these shares of Class B common stock to third parties.

Concurrently with the consummation of the CSS Contribution Agreement, certain rights to receive payments under certain agreements comprising part of the Subject Assets owned by Trema, were assigned to the Company under a the Trema Contribution Agreement in consideration for the Company’s issuance to Trema of 159,432 shares or our Class B common stock. The Company recorded $16 par value of common stock and $792,000 of additional paid-in capital as of March 31, 2017.

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

The purchase price of each unit was $60 and each unit consisted of 10 shares of Class A common stock and 3 Warrants exercisable at $7.50 each. The Warrants are exercisable at any time prior to March 31, 2021 and are accounted for as equity warrants. The Warrants are callable under certain circumstances, but in no event prior to January 31, 2018.

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

The purchase price of each unit was $65 and each unit consisted of 10 shares of Class A common stock and 3 Warrants exercisable at $7.50 each. The Warrants are exercisable at any time prior to March 31, 2021 and are accounted for as equity warrants. The Warrants are callable under certain circumstances, but in no event prior to January 31, 2018.

Family members of officers of the Company and of CSS have participated in the 2016 Equity Private Placement and the 2017 Equity Private Placement on the same terms and conditions as other investors (see Note 12).

In two separate transactions, other parties purchased a total of 55,000 shares of Class A common stock and Warrants to purchase an aggregate of 50,000 shares of Class A common stock. Total proceeds to the Company was $487,500.

Note 11 – Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate it expects to achieve for the full year.

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $199,000 and $162,000, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the three months ended March 31, 2017 and 2016 was 304% and 42%, respectively. For the three months ended March 31, 2017, the Company’s consolidated statement of operations includes amortization of debt discounts included in interest expense. The amortization of debt discounts is deemed to be non-deductible for federal and state income tax purposes, creating a higher effective tax rate for the three months ended in 2017.

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

Under the terms of the Management Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company has paid a quarterly fee to CSS equal to 5% of the gross revenue as reported under GAAP for each fiscal quarter. Since the completion of the IPO in August 2017, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended March 31, 2017 and 2016, the Company recorded management fee expense of $70,855 and $55,682, respectively, payable to CSS. Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the three months ended March 31, 2017 and 2016.

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

Under the terms of the License Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company also pays an incremental recurring license fee to CSS equal to 4% of gross revenue as reported under GAAP for each fiscal quarter. Since the completion of the IPO in August 2017, the Company reports under the Exchange Act, and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter.

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended March 31, 2017 and 2016, the Company recorded license fee expense of $70,855 and $55,682, respectively, payable to CSS.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At March 31, 2017 and December 31, 2016, prepaid distribution fees were $2,273,320 and $592,786, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017 includes $86,310 and $0, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement.

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

The Company’s agreement with Alcon for a feature length film expired on July 15, 2016 and as a result, the Company and Low Profile mutually agreed to terminate the executive production services agreement as of July 15, 2016. For the three months ended March 31, 2017 and 2016, the Company paid Low Profile $35,000 and $15,000, respectively, for services provided, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 14 – Subsequent Events

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

The revolving line of credit of $2.5 million bears interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. Approximately $2.2 million of the revolving line of credit was advanced to the Company at closing. Simultaneously with the closing of the Commercial Loan, the principal balance due under the Credit Facility of $1.7 million was repaid in full and the Credit Facility was terminated by the Company and the Lender.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Repurchase Program

As described in Note 1, Initial Public Offering of Class A Common Stock” and as described below, on August 17, 2017, the Company completed its IPO. On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5.0 million of its Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

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

As of May 30, 2018, the Company has repurchased, subject to the maximum amounts permitted under the Act, 41,949 shares of its Class A common stock pursuant to the Repurchase Program.

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

In accordance with ASC 805, “Business Combinations”, the Acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-A POS as submitted to the Securities and Exchange Commission (“SEC”) on August 8, 2017 (“Form 1-A POS”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 1-A POS for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

You should refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as submitted to the SEC on March 29, 2018 (“Form 10-K”), for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the Form 10-K, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Recent Developments

Material Changes to the Business

As described below, two significant events occurred after March 31, 2017 that has dramatically and materially improved our financial position, our liquidity, and our results of operations. These events have provided us with an improved positive outlook for accomplishing our goals. These events are: the completion of the Initial Public Offering of our Class A common stock (“IPO”) in August 2017, and our acquisition of Screen Media Ventures, LLC (“Screen Media”) in November 2017. As such, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Form 10-K and our Current Report on Form 10-Q for the period ended March 31, 2018.

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

In connection with the completion of our IPO, the Class A Shares was approved for listing on the Nasdaq Global Market under the symbol “CSSE”.

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

Since our IPO occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above.

Acquisition of Screen Media

On November 3, 2017, the Company acquired all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of the Company’s Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of the Company’s Class A common stock at $12 per share (the “Acquisition”). Screen Media operates Popcornflix®, an advertiser-supported direct-to-consumer online video service and distributes television series and films worldwide.

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

Since the Acquisition occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our consolidated balance sheet, statements of operations and cash flows do not reflect Screen Media’s results of operations.

Commercial Loan

On April 27, 2018, we closed on a commercial loan agreement with a bank (the “Commercial Loan”). The Commercial Loan provides us both a term loan facility and a revolving line of credit facility totaling $7.5 million, to be used by us for working capital and other purposes. The term loan of $5.0 million was advanced to us at closing. The term loan bears interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period.

The revolving line of credit of $2.5 million bears interest at the prime rate plus 1.5% per annum, and interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due. Approximately $2.2 million of the revolving line of credit was advanced to us at closing.

On May 12, 2016, we entered into a Senior Secured Revolving Line of Credit (the “Credit Facility”) with a company principally owned and controlled by William J. Rouhana, Jr., the Company’s chief executive officer and chairman. Simultaneously with the closing of the Commercial Loan, the principal balance due under the Credit Facility of $1.7 million was repaid in full and the Credit Facility was terminated by the parties. As of March 31, 2018, the principal balance due under the Credit Facility was $1.5 million.

Since our Commercial Loan occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from the Commercial Loan.

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

As of May 30, 2018, we have repurchased, subject to the maximum amounts permitted under the Act, 41,949 shares of our Class A common stock pursuant to the Repurchase Program.

Business

We curate, produce and distribute long and short-form video content that brings out the best of the human spirit, and distribute the online content of our affiliate, A Sharp, Inc. d/b/a A Plus (“A Plus”). We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers.

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

For the three months ended March 31, 2017, our total revenue was $1.4 million, as compared to 2016 total revenue for the same period of $1.1 million. This increase was due to an increase in the number of episodes of our television series that were available for delivery or available for broadcast. Adjusted EBITDA was $0.7 million for the three months ended March 31, 2017, as compared to Adjusted EBITDA of $0.4 million for the three months ended March 31, 2016.

For the years ended December 31, 2016 and 2015, our summary data is as follows:

	Year Ended December 31,
	2016	2015

Total revenue	$8,118,632	$1,506,818

Net income (loss)	781,133	(753,463)

Adjusted EBITDA	3,776,673	38,524

Our plan is to use our solid core of television and short-form video production and our acquired television and film distribution activities to support the development and growth of a powerful portfolio of online VOD networks. We will seek to opportunistically acquire assets such as content libraries, digital publishers with content related to our own, and stand-alone VOD networks.

Television

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

Online

We derive online revenue from our exclusive distribution relationship with A Plus, our affiliate, which develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide. Our distribution relationship with A Plus allows us to accelerate the growth of our offering by providing us with content developed and distributed by A Plus that is complementary to the Brand.

Additionally, our short-form video content, including our branded short-form video content known as Sips, is typically exhibited through online video content distribution and social media platforms, such as YouTube, Facebook, Yahoo, Diply, Gateway Media, SheKnows, Rumble and Liquid Social among others, as well as on the social media of Chicken Soup for the Soul, A Plus and our sponsors.

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

JOBS Act Accounting Election

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three months ended March 31, 2017 and 2016, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly effect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

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

For 2018 and beyond, we will seek to sign some sponsorship contracts, and to begin production of some series, throughout the year which should result in more balanced revenue across all quarters of each year over time.

Financial Results of Operations

Revenue

Our television revenue is derived primarily from corporate and charitable sponsors that pay us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

Our online revenue is derived from content generated under our distribution agreement with A Plus, a digital media company.

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

Interest Expense

Our interest expense is comprised of cash interest paid on the Term Notes and Credit Facility for the three months ended March 31, 2017. We repaid the Term Notes and Credit Facility with part of the IPO proceeds in August 2017. The Credit Facility, which totaled $4.5 million, was available to the Company to fund working capital and growth and was set to expire in January 2019. See “Liquidity and Capital Resources” below for a full description of the Term Notes and Credit Facility.

For the three months ended March 31, 2017, we also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2016

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of the year. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, or if already available when an episode is licensed in other media or territories. For short-form online videos, we recognize revenue as the videos are first posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series throughout the year, which should result in more balanced revenue across all quarters of each year over time. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA continuing to account for a majority of the annual total.

Revenue

The following table presents revenue line items for the three months ended March 31, 2017 and 2016 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2017	% of revenue	2016	% of revenue	Change Period over Period
Revenue:
Television	$1,259,360	89%	$1,113,637	100%	$145,723	13%
Online	157,738	11%	-	0%	157,738	*
Total revenue	$1,417,098	100%	$1,113,637	100%	$303,461	27%

*Not Meaningful

Revenue increased by $303,461, or 27%, for the three months ended March 31, 2017 compared to 2016. This increase was primarily due to an increase in television and short-form video production based on the number of episodes that became available for delivery or became available for broadcast during the respective periods.

Television revenue

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

In the three months ended March 31, 2016, revenue was primarily recognized relating to the Chicken Soup for the Soul original production of Chicken Soup for the Soul’s Hidden Heroes season 1 on the CBS Network.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television revenue from library licensing as well as from newly created programs.

Online revenue

Most of our online revenue recognized for the three months ended in 2017 was derived from the A Plus Distribution Agreement. Producer payments due per the A Plus Distribution Agreement are recorded as a reduction to our recorded amount of revenue. Online revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Online revenue is recognized when videos are first posted to a website for viewing.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended March 31, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2017	% of revenue	2016	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$474,206	33%	$502,675	45%	$(28,469)	-6%
Gross profit	$942,892	67%	$610,962	55%	$331,930	54%
Gross profit margin	67%		55%		12%

Cost of revenue consists of amortization of programming costs for our television and short-form videos. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production and film and to the extent that episodes were recognized as revenue by us. We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead.

For the three months ended March 31, 2017, cost of revenue consisted of amortization of programming costs for our long-form episodic series, Chicken Soup for the Soul’s Hidden Heroes seasons 1 and 2 to the extent the episodes were recognized as revenue. For same period in 2016, cost of revenue consisted primarily of amortization of programming costs for Chicken Soup for the Soul’s Hidden Heroes season 1, to the extent the episodes generated revenue that was recognized in the period.

The costs of producing our long-form and short-form video content are amortized using the individual-film-forecast method. As noted above, this method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue compares to our estimate of the ultimate revenue expected to be recognized, which spans several years.

Operating expenses

The following table presents operating expense line items for the three months ended March 31, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,

	2017	% of revenue	2016	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$260,008	18%	$112,325	10%	$147,683	131%
Management and license fees	141,710	10%	111,364	10%	30,346	27%
Total operating expenses	$401,718	28%	$223,689	20%	$178,029	80%

Including non-cash share-based compensation, our total operating expenses was 28% of total revenue for the three months ended March 31, 2017 compared to 20% in same period in 2016 and increased in absolute dollars by $178,029. This increase was primarily due to non-cash share-based compensation expense in 2017.

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,		Change
	2017	2016	Period to Period

Payroll, benefits and commissions	$28,878	$87,846	$(58,968)	-67%
Share-based compensation	132,785	-	132,785	*
Outside professional services	46,810	680	46,130	*
Public company costs and expenses	18,750	-	18,750	*
Other costs and expenses	32,785	23,799	8,986	38%
	$260,008	$112,325	$147,683	131%

* Not Meaningful

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $14,898 for the three months ended March 31, 2017 compared to 2016.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan currently allows us to issue up to one million common stock equivalents subject to the terms and conditions of the Plan. In January 2018, our board approved an increase in the Plan to 1.25 million share equivalents. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

During the three months ended March 31, 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2017, we recognized $116,600 of non-cash share-based compensation expense. We also recognized $16,185 of non-cash share-based compensation expense for share awards issued to our outside Directors.

Payroll, benefits and commissions expense decreased by $58,968 or 67% in the three months ended March 31, 2017 compared to the prior year period. This decrease is primarily due to the increase in payroll, benefits and commissions related to programming overhead costs that were capitalized.

Our outside professional services increased by $46,130 in the three months ended March 31, 2017 compared to the prior year period. We utilized public relations and investor relations firms leading up to our IPO and continue to use them now that we are a publicly traded company.

Public company costs and expenses include costs incurred to establish us as a public company prior to our IPO. This primarily represents cash compensation paid to our board of directors in the three months ended March 31, 2017.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the three months ended March 31, 2017 and 2016. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. As indicated above, we believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with an independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Cash Based:
Term Notes	$50,002	$-
Revolving line of credit	40,737	-
	90,739	-
Non-Cash Based:
Amortization of debt discount	363,211	-
Amortization of deferred financing costs	21,876	-
	385,087	-
	$475,826	$-

We incurred interest expense on our outstanding Term Notes prior to their repayment from the net proceeds of our IPO, and on net advances under our Credit Facility, prior to its pay down. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over the respective terms. Prior to their repayment, the Term Notes bore interest at 5% per annum. Any advances we receive under the Credit Facility bore interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by December 31, 2016 was $2,970,000 and by May 2017, the aggregate principal balance sold was $5,000,000. The net advances outstanding under the Term Notes were $4,895,000 at March 31, 2017. In June 2017, at the option of certain holders of the Term Notes, the Company converted $918,000 of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding of $4,082,000 was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $3,800,000 at March 31, 2017 and $3,480,000 at December 31, 2016. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. In April 2018, net advances drawn on the Credit Facility subsequent to our IPO was repaid in full from the proceeds of the Commercial Loan and the Credit Facility was terminated by the Company and the Lender.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. We recorded an income tax provision of $199,000 and $162,000 for the three months ended March 31, 2017 and 2016, respectively.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended March 31, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for March 31, 2017.

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

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months ended March 31, 2017 and 2016.

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

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization and non-cash share-based compensation expense and adjustments for other identified charges such as costs incurred to form our company and to prepare for the offering of our Class A common stock to the public, prior to our IPO. Identified charges also include the cost of maintaining a board of directors prior to being a publicly traded company. As our IPO has been completed, director fees are now deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2017	2016

Net (loss) income as reported	$(133,646)	$225,274

Provision for income taxes	199,000	162,000

Interest expense, net of interest income (a)	475,820	-

Share-based compensation expense	132,785	-

Organization costs and directors costs (b)	18,750	-

Adjusted EBITDA	$692,709	$387,274

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $385,087 and $0 for the three months ended March 31, 2017 and 2016, respectively.

(b) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. This also includes the costs of maintaining a board of directors prior to being a publicly traded company, and for the three months ended March 31, 2017, this includes the costs of utilizing public relations and investor relations firms totaling $17,717, prior to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

As described above under “Recent Developments”, significant and material events have occurred since March 31, 2017 as follows:

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

Since our IPO occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the net proceeds we derived from our IPO, nor the repayment of the Term Notes and Credit Facility noted above.

Acquisition of Screen Media

On November 3, 2017, we acquired all of the membership interests of Screen Media for approximately $4.9 million in cash and the issuance of 35,000 shares of our Class A common stock and Class Z warrants of the Company exercisable into 50,000 shares of our Class A common stock at $12 per share (the “Acquisition”). Screen Media operates Popcornflix®, an advertiser-supported direct-to-consumer online video service and distributes television series and films worldwide.

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

Since the Acquisition occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our balance sheet, statements of operations and cash flows do not reflect Screen Media’s results of operations.

Commercial Loan

On April 27, 2018, we entered into the Commercial Loan. The Commercial Loan provides us both a term loan facility and a revolving line of credit facility totaling $7.5 million, to be used by us for working capital and other purposes. The term loan of $5.0 million was advanced to us at closing. The term loan bears interest at a rate of 5.75% per annum and is payable monthly together with principal, over a five-year period.

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

Since the closing of the Commercial Loan occurred after March 31, 2017, the date of the condensed consolidated financial statements included in this Quarterly Report on Form 10Q, our balance sheet and cash flows do not reflect the proceeds of the Commercial Loan.

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

As of May 25, 2018, we have repurchased, subject to the maximum amounts permitted under the Act, 41,949 shares of our Class A common stock pursuant to the Repurchase Program.

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

Financing Plan Prior to IPO

Pursuant to our financing plan prior to the IPO, we utilized our Credit Facility, primarily for working capital, and we sold Term Notes and Class A common stock in private placements as follows:

Credit Facility

As noted above, with the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by the Company and the Lender.

On May 12, 2016, we entered into the Credit Facility with the facility lender, an affiliate of Mr. Rouhana. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017, we may borrow, repay and reborrow up to an aggregate of $4.5 million through January 2019. Our payment obligations under the Credit Facility were senior obligations and secured by a first priority security interest in all of our assets, thus having the same priority as the security interest granted by us to the holders of the Term Notes, prior to their repayment. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes.

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

The Term Notes required interest at 5% per annum, payable monthly in arrears in cash. The principal of the Term Notes (including all accrued, but unpaid interest thereon) were originally payable by us on the earlier of (a) June 30, 2017 and (b) the third business day following consummation of (i) an initial public offering (including this offering) and (ii) any future equity offering (other than as a result of the exercise of our Class W warrants) resulting in gross proceeds to us of at least $7.0 million.

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

Cash Flows

To date, our principal source of liquidity has been from our financing activities. In 2016, our principal source of liquidity was primarily derived from our investing activities. Our cash and cash equivalents balance was $21,127 as of March 31, 2017 and $507,247 as of December 31, 2016.

Cash flow information for the three months ended March 31, 2017 (“2017”) and for the three months ended March 31, 2016 (“2016”) is as follows:

	Three Months Ended March 31,		Change in
	2017	2016	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(2,858,210)	$(2,677,324)	$(180,886)	6.8%
Investing activities	(798,572)	2,706,576	(3,505,148)	-129.5%
Financing activities	3,170,662	-	3,170,662	*
Net (decrease) increase in cash and cash equivalents	$(486,120)	$29,252	$(515,372)	*

*Not meaningful

Operating Activities

For the three months ended in 2017, our operating activities required a net use of cash totaling $2.9 million. This net use of cash from operating activities resulted primarily from an increase in prepaid distribution costs of $1.7 million pursuant to the A Plus Distribution Agreement, our investment in programming costs of $0.9 million and an increase in accounts receivable of $0.9 million due from sponsors of our television series. This was offset, in part, by non-cash share-based compensation expense and amortization of programming costs totaling $0.6 million.

For the three months ended in 2016, our operating activities required a net use of cash totaling $2.7 million. This net use of cash resulted primarily from a decrease in deferred revenue of $3.3 million, our investment in programming costs of $.08 million offset, in part, by an increase in accounts payable of $0.6 million and amortization of programming costs of $0.5 million.

Investing Activities

For the three months ended in 2017 and 2016, our due from affiliated companies increased by $0.8 million and decreased by $2.7 million, respectively.

Financing Activities

For the three months ended in 2017, our financing activities provided net cash of $3.2 million, consisting primarily of $1.0 million raised in sales of our common stock in private placements prior to our IPO, $0.3 million of net proceeds we received under the Credit Facility and $1.9 million of net proceeds received from the issuance of Term Notes prior to our IPO.

There were no financing activities for the three months ended in 2016.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenues from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund our investment in television programs through payments we receive from sponsors. The net proceeds from our IPO allow us to be more flexible as to payment timing from sponsors and to use cash and cash equivalents on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. Additionally, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, or new equity or debt financing.

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

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Stock Option Grants

During the quarter ended March 31, 2017, the Company granted stock options to employees to acquire 455,000 shares of its Class A common stock at a weighted average exercise price of $6.83 per share (the “Options”) valued at $1,201,200. The Options were granted pursuant to the Company’s 2017 Long Term Incentive Plan. The Options vests quarterly over the three-year period from the date of grant.

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
(Principal Executive Officer)

Date: May 30, 2018

