Form 10-Q
period 2018-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2018-08-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 13, 2018 totaled 11,541,457 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	3,724,219
Class B Common Stock, $.0001 par value per share*	7,817,238

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)

ASSETS

Cash and cash equivalents	$18,208,439	$2,172,046
Restricted cash	629,975	-
Accounts receivable, net	7,615,198	8,058,352
Prepaid expenses	247,345	228,145
Inventory, net	477,123	368,964
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	1,749,178	1,892,806
Other intangible asset	125,000	125,000
Popcornflix film rights and other assets	7,174,548	7,163,943
Film library, net	23,992,541	22,655,645
Due from affiliated companies	6,743,535	6,128,629
Programming costs, net	8,879,282	7,651,145
Other assets, net	320,627	298,133
Total assets	$81,162,791	$61,742,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable under revolving line of credit to related party	$-	$1,500,000
Senior secured term loan and revolving line of credit to third party lender, net of unamortized deferred finance cost of $301,051 and $0, respectively	7,115,616	-
Accounts payable and accrued expenses	1,418,991	1,002,536
Accrued programming costs	48,833	375,761
Film library acquisition obligations	2,240,600	663,400
Accrued participation costs	2,526,033	2,620,417
Other liabilities	105,382	144,533
Deferred tax liability, net	625,000	257,000
Deferred revenue	900,000	515,000
Total liabilities	14,980,455	7,078,647
Commitments and contingencies
Stockholders' equity
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 600,000 and 0 shares issued and outstanding, respectively, redemption value of $15,000,000 and $0, respectively	60	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 3,798,454 and 3,746,054 shares issued, 3,724,219 and 3,746,054 outstanding, respectively	379	374
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,817,238 and 7,863,938 shares issued and outstanding, respectively	782	786
Additional paid-in capital	46,471,079	32,324,500
Retained earnings	20,342,765	22,338,501
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	-

Total stockholders' equity	66,182,336	54,664,161

Total liabilities and stockholders' equity	$81,162,791	$61,742,808

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue:
Online networks	$724,717	$91,840	$1,386,583	$178,150
Television and film distribution	2,031,818	-	5,274,965	-
Television and short-form video production	306,000	700,877	2,435,281	2,031,665
Total revenue	3,062,535	792,717	9,096,829	2,209,815
Less: returns and allowances	(125,645)	-	(445,994)	-
Net revenue	2,936,890	792,717	8,650,835	2,209,815
Cost of revenue (including $1,168,393 and $0 of non-cash amortization of film library for the three months ended June 30, 2018 and 2017, respectively, and $2,622,532 and $0 for the six months ended June 30, 2018 and 2017, respectively)	1,788,416	320,717	4,891,478	794,923
Gross profit	1,148,474	472,000	3,759,357	1,414,892
Operating expenses:
Selling, general and administrative (including $239,005 and $159,406 of non-cash share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $493,200 and $292,191) for the six months ended June 30, 2018 and 2017, respectively)	2,115,264	554,905	4,314,511	814,913
Management and license fees	293,689	79,272	865,084	220,982
Total operating expenses	2,408,953	634,177	5,179,595	1,035,895
Operating (loss) income	(1,260,479)	(162,177)	(1,420,238)	378,997
Interest income	3,460	3	3,621	9
Interest expense	(97,263)	(576,612)	(118,818)	(1,052,438)
Acquisition-related costs	-	-	(45,300)	-
Loss before income taxes	(1,354,282)	(738,786)	(1,580,735)	(673,432)
Provision for (benefit from) income taxes	79,000	(40,000)	415,000	159,000
Net loss	$(1,433,282)	$(698,786)	$(1,995,735)	$(832,432)
Net loss per common share:
Basic and diluted net loss per common share	$(0.12)	$(0.08)	$(0.17)	$(0.09)
Weighted average basic and diluted shares outstanding	11,574,924	9,144,282	11,592,555	9,105,949

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from Operating Activities:
Net loss	$(1,995,735)	$(832,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	493,200	292,191
Amortization of programming costs	850,501	794,923
Amortization of deferred financing costs	14,290	43,747
Amortization of debt discount	-	805,893
Amortization of leasehold improvements	26,066	-
Amortization of film library	2,622,532	-
Loss on debt extinguishment	-	24,803
Bad debt expense	140,151	-
Provision for returns and allowances	445,994	-
Deferred income taxes	368,000	(229,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(142,991)	(1,560,924)
Prepaid expenses and other current assets	(19,200)	(618,538)
Inventory	(108,159)	-
Programming costs	(2,405,566)	(1,747,798)
Film library	(3,959,428)	-
Popcornflix film rights and other assets	(10,605)	-
Prepaid distribution fees	143,628	(1,542,750)
Other assets	(50,643)	-
Accounts payable and accrued expenses	184,673	200,219
Film library acquisition obligations	1,577,200	-
Accrued participation costs	(94,384)	-
Other liabilities	(39,151)	-
Income tax payable	-	349,000
Deferred revenue	385,000	778,572
Net cash used in operating activities	(1,574,627)	(3,242,094)
Cash flows from Investing Activities:
Increase in due from affiliated companies	(614,906)	(709,488)
Net cash used in investing activities	(614,906)	(709,488)

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited) Cont'd

	Six Months Ended June 30,
	2018	2017
Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	200,000	3,325,000
Repayments of revolving credit facility from related party	(1,700,000)	(2,305,000)
Proceeds from notes payable from private placement	-	2,030,000
Proceeds from senior secured term loan and revolving line of credit from third party	7,500,000	-
Repayments of senior secured term loan and revolving line of credit from third party	(83,333)	-
Payment of stock issuance costs	(1,114,779)	(17,500)
Payment of deferred financing costs	(313,258)	-
Proceeds from issuance of Series A preferred stock	15,000,000	-
Common stock repurchases held in treasury	(632,729)
Proceeds from issuance of common stock in private placements	-	1,413,166
Net cash provided by financing activities	18,855,901	4,445,666
Net increase in cash and cash equivalents	16,666,368	494,084
Cash and cash equivalents at beginning of period	2,172,046	507,247
Cash and cash equivalents at end of the period	$18,838,414	$1,001,331

Supplemental data:
Interest paid	$70,349	$228,205
Income taxes paid	-	52,000
Non-cash operating activities
Fair value of shares issued to executive producer	$-	$625,500
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$-	$410,976
Conversion of senior secured notes payable to Class A common stock	-	918,000

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$18,208,439	$1,001,331
Restricted cash	629,975	-
Total cash, cash equivalents and restricted cash per statements of cash flows	$18,838,414	$1,001,331

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company, Description of Business, Preferred Stock Offering, Commercial Loan, Acquisition and Initial Public Offering

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

The Company operates in one reportable segment, the production and distribution of video content. The Company currently operates in the United States and internationally, and derives its revenue primarily in the United States. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide.

Preferred Stock Offering

Effective June 29, 2018, the Company completed the sale of 600,000 shares of its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. The Series A Preferred Stock is not convertible into common stock of the Company. If the Company liquidates, dissolves or winds up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of the Company’s Class A and Class B common stock (Note 11).

In connection with the sale, the Series A Preferred Stock was approved for listing on the Nasdaq Global Market under the symbol “CSSEP”.

The sale resulted in net cash proceeds to the Company of approximately $14.1 million, after deducting cash selling agents discounts and commissions. The net cash proceeds exclude the exercise of the underwriter’s over-allotment option (Note 16). The proceeds are being used for general corporate purposes including working capital, acquisition of video content and strategic transactions as well as to pay monthly dividends on the Series A Preferred Stock and a special one-time dividend on the Company’s Class A and Class B common stock.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company declared and paid monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of June 30, 2018 and July 31, 2018. The monthly dividend for June was paid on July 16, 2018 and the monthly dividend for July will be paid on August 15, 2018 (Note 16).

Commercial Loan

On April 27, 2018, the Company entered into a senior secured term loan and revolving line of credit agreement (the “Commercial Loan”) with Patriot Bank, N.A. totaling $7.5 million, comprised of a $5.0 million term loan (“Term Loan”) and a $2.5 million revolving line of credit (“Revolver”).

The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest outstanding at the time (Note 10). As of June 30, 2018, the total principal balance outstanding under the Term Loan and Revolver is $4.9 million and $2.5 million, respectively.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K for the year ended December 31, 2017.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2018 and the results of its operations for the three and six months ended June 30, 2018 and 2017.

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

At June 30, 2018 and December 31, 2017, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of operations. At June 30, 2018, and December 31, 2017, accounts receivable is presented net of allowance for doubtful accounts and video returns of $388,828, and $597,665, respectively. Bad debt expense of $52,519 and $140,151 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively and $0 for the three and six months ended June 30, 2017. Provision for returns and allowances of $125,645 and $445,994 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively, and $0 for the three and six months ended June 30, 2017.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 is amortization of programming costs totaling $80,100 and $320,717, respectively, and for the six months ended June 30, 2018 and 2017, amortization of programming costs totaled $850,501 and $794,923, respectively. There was no impairment charge recorded in the three and six month periods ended June 30, 2018 and 2017.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast-computation method. The film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of total future, or ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenues. Ultimate revenue time frame is determined based on the term of the related acquisition agreement. The Company generally acquires distribution rights covering periods of ten or more years.

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, is amortization of film library totaling $1,168,393 and $0, respectively, and for the six months ended June 30, 2018 and 2017, amortization expense totaled $2,622,532 and $0, respectively. For the three and six months ended June 30, 2018 and 2017, there was no impairment charge recorded.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represents the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but annual impairment analysis. For the three and six months ended June 30, 2018 and 2017, there was no impairment charge recorded.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At June 30, 2018 and 2017, the Company did not have any unrecognized tax benefits or liabilities.

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the three and six months ended June 30, 2018 and 2017, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to make reimbursements for. Total costs for the three months ended June 30, 2018 and 2017 was $50,699 and $0, respectively, and for the six months ended June 30, 2018 and 2017 was $275,141 and $0, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Advertising expenditures for DVD releases are expensed when incurred, which is typically upon the release of the title. The expense recorded in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 was $2,224 and $0, respectively, and for the six months ended June 30, 2018 and 2017 was $2,624 and $0, respectively.

Earnings (Loss) Per Share

Basic net loss per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

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

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times the Company’s cash in bank balances exceed the federally insured limits. The uninsured balance at June 30, 2018 was $18,030,718.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank and accounts receivable.

For the six months ended June 30, 2018, the Company had three customers, which accounted for 34% of total revenue (the largest of which accounted for 16%) and four customers that accounted for 69% of accounts receivable (the largest of which accounted for 35%).

For the six months ended June 30, 2017, the Company had four customers that accounted for 95% of revenue (the largest of which accounted for 75%). As of December 31, 2017, the Company had four customers that accounted for 73% of accounts receivable (the largest of which accounted for 58%).

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation. In the condensed consolidated statements of operations, prior year revenue has been presented in a manner more representative of the Company’s current revenue streams. These reclassifications have no effect on previously reported net loss.

Note 3 – Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation Topic 718: Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. Under the new guidance, equity-classified nonemployee awards are to be measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete.

ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 for public entities and after December 15, 2019 for all other entities. Early adoption is permitted but not before an entity adopts ASC 606. The Company will adopt ASU 2018-07 in the first quarter of 2019 and does not expect the impact on its consolidated financial statements to be material.

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

The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Being an emerging growth company, the Company will adopt ASU 2014-09 in the first quarter of 2019 and apply the modified retrospective approach. Because the Company's primary source of revenue is from episodic television shows when each episode becomes available for delivery or available for broadcast, and multi-film sales when available for initial exploitation by customers, the Company does not expect the impact on its consolidated financial statements to be material.

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

(c) On June 20, 2017, the Company entered into an agreement with HomeAway.com and received corporate sponsorship funding for the Company’s fourth episodic television series entitled Vacation Rental Potential.

This series comprised of ten, half-hour episodes, aired on the A&E Network in November and December 2017. The show gives viewers the information needed to obtain their dream vacation home.

On March 28, 2018, HomeAway.com agreed to sponsor a second season of Vacation Rental Potential, which will comprise ten, half-hour episodes and at HomeAway’s option may be expanded by an additional six, half-hour episodes.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(d) In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., and Chegg Inc. to sponsor the Company’s fifth episodic television series entitled The Fixer.

The series will comprise ten, half-hour episodes to air on a major network or cable broadcast platform. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of the student debt hole and execute a plan that will lead to financial stability.

In accordance with ASC 926 as amended, the Company has recognized revenue for Hidden Heroes, Project Dad, Being Dad and Vacation Rental Potential as the episodes became available for delivery or available for broadcast.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2018 and 2017, the Company recognized $214,005 and $133,100, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized $443,200 and $249,700, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expense in the condensed consolidated statements of operations. There were 331,250 and 94,584 stock options vested at June 30, 2018 and 2017, respectively.

Stock options activity as of June 30, 2018 is as follows:

	As of June 30, 2018
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value

Total outstanding at December 31, 2017	690,000	$7.61	4.32	$1,079,500
Options granted	10,000	9.22	4.52	-
Options exercised	-	-	-	-
Actual options forfeited	(60,000)	9.74	2.25	-
Options expired	-	-	-	-
Total outstanding at June 30, 2018	640,000	$7.43	3.80	$1,376,000
Total exercisable at June 30, 2018	331,250	$6.94	3.59	$874,550
Total unvested at June 30, 2018	308,750	$7.96	3.99	$501,450
Total vested or expected to vest - June 30, 2018	640,000	$7.43	3.80	$1,376,000

As at June 30, 2018 the Company had unrecognized pre-tax compensation expense of $1,175,890 related to non-vested stock options under the Plan of which $428,023, $449,545 and $298,322 will be recognized in 2018, 2019 and 2020, respectively. The actual forfeiture rate as of June 30, 2018 and December 31, 2017 was 8.6% and 0%, respectively.

The following table summarized unvested stock options as of June 30, 2018:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of Stock Options	Weighted Average Exercise Price

Total unvested - December 31, 2017	490,415	$7.96
Granted	10,000	9.22
Vested	(131,665)	7.26
Cancellations	(60,000)	9.74
Total unvested - June 30, 2018	308,750	$7.96

Assumptions used in calculating the fair value of the stock options granted during 2018 and 2017 using the Black-Scholes valuation model are summarized below:

	Six Months Ended
Weighted Average Assumptions:	2018	2017

Expected dividend yield	0.0%	0.0%
Expected equity volatility	57.2%	57.0%
Expected term (years)	2.53	2.34
Risk-free interest rate	2.08%	1.94%
Exercise price per stock option	$7.43	$6.83
Market price per share	$6.69	$5.78
Weighted average fair value per stock option	$3.20	$2.64

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

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the three months ended June 30, 2018 and 2017, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $25,000 and $26,306, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized $50,000 and $42,491, respectively.

In January 2018, the Company’s board of directors approved an increase, subject to stockholder approval, to the number of shares available for grant pursuant to the Plan to 1,250,000 shares from 1,000,000 shares. The increase in the number of shares available for grant under the Plan was ratified by stockholders at the Company’s annual meeting of stockholders on June 13, 2018.

Note 6 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	11,574,924	9,144,282	11,592,555	9,105,949
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	245,213	-	245,213	-
Assumed issuance of shares from exercise of warrants (a)	-	-	-	-
Diluted weighted-average shares outstanding	11,820,137	9,144,282	11,837,768	9,105,949

(a) The additional shares from the exercise of stock options for the three and six months ended June 30, 2018 and 2017 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Note 7 – Programming Costs

Programming costs, net of amortization, consists of the following:

	June 30,	December 31,
	2018	2017
Released, net of accumulated amortization of $7,575,863 and $6,725,362, respectively	$6,708,810	$6,218,499
In production	638,466	12,784
In development	1,532,006	1,419,862
	$8,879,282	$7,651,145

Note 8 – Film Library

Film library costs, net of amortization, consists of the following:

	June 30,	December 31,
	2018	2017
Acquisition costs	$26,704,028	$24,034,514
Accumulated amortization	(2,711,487)	(1,378,869)
Net film library costs	$23,992,541	$22,655,645

Film library amortization expense recorded in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 was $1,168,393 and $0, respectively, and $2,622,532 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 9 - Intangible Asset - Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). In granting the Perpetual License, CSS required an initial purchase price of $5,000,000, which approximated its costs to CSS, and was paid by the during 2016. The Company has recorded the purchase price of the Perpetual License at the estimated cost to CSS in its consolidated balance sheets.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Senior Secured Notes Payable and Revolving Line of Credit

Commercial Loan

On April 27, 2018, the Company entered into a Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver.

The Term Loan was advanced in full on April 27, 2018, and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum, interest is payable monthly over a five-year period and was subject to a one-time commitment fee payment of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable as $0.5 million in 2018, $1.0 million each in years 2019 through 2022 and $0.5 million in 2023. Part of the proceeds of the Commercial Loan were used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due, and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

As of June 30, 2018, the principal balance outstanding on the Term Loan is $4,916,667 and the Revolver balance is $2,500,000. The Term Loan and the Revolver are presented on the condensed consolidated balance sheets net of unamortized debt issuance costs of $301,051. The unamortized debt issuance costs of $35,417 attributed to commitment fees paid on the Revolver is presented in other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, the Company incurred $51,510 and $22,751 of interest expense on the Term Loan and Revolver, respectively. Part of the Commercial Loan advance was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest, as discussed below.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into the Credit Facility with an entity controlled by its chief executive officer (the “Lender”). Under the amended terms of the Credit Facility, the Company was able to borrow up to an aggregate of $4,500,000 until the maturity date of January 2, 2019. Advances made under the Credit Facility were used for working capital and general corporate purposes.

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

On April 27, 2018, the Company repaid the Credit Facility in full from the proceeds of the Commercial Loan and the Credit Facility was terminated by the Company and the Lender.

In connection with the Credit Facility, the Company issued Class W warrants to the Lender to purchase 157,500 shares of the Company’s Class A common stock at an exercise price of $7.50 per share. All Warrants issued to the Lender expire on May 12, 2021 and were accounted for as equity warrants.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2018, the debt discount and deferred financing costs related to the Credit Facility were fully amortized.

For the three and six months ended June 30, 2018, cash interest expense paid on the Credit Facility was $8,712 and $30,267, respectively and is included in interest expense in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2017, amortization of the debt discount of $96,874 and $177,919, amortization of deferred financing costs of $1,420 and $2,845 and cash interest expense paid on the Credit Facility of $52,935 and $93,672, respectively is included in interest expense in the accompanying condensed consolidated statement of operations.

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

For the three and six months ended June 30, 2017, amortization of the debt discount of $369,508 and $627,974, amortization of deferred financing costs of $20,452 and $40,902, and cash interest expense paid or accrued for on the Term Notes of $60,223 and $109,126, respectively is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (Note 13).

Note 11 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock (“Series A Preferred Stock”), par value $.0001.

Effective June 29, 2018, the Company completed the sale of 600,000 shares of its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. Holders of Series A Preferred Stock generally have no voting rights except for the right to add two members to the board of directors if dividends payable on the outstanding Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Series A Preferred Stock is not convertible into common stock of the Company.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

If the Company liquidates, dissolves or winds up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of the Company’s Class A and Class B common stock.

The Series A Preferred Stock is not redeemable by the Company prior to June 27, 2023 except upon the occurrence of a change in control which the Company, at its option, may redeem the Series A Preferred Stock, in whole or in part, within 120 days after the change in control, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

After June 27, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

On July 10, 2018, the underwriter’s for the sale of the Company’s Series A Preferred Stock exercised a portion of their option to purchase additional shares of Series A Preferred Stock to cover over-allotments (Note 16).

As at June 30, 2018 and December 31, 2017, the Company had 3,724,219 and 3,746,054 shares of Class A Stock outstanding, respectively. As at June 30, 2018 and December 31, 2017, the Company had 7,817,238 and 7,863,938 shares of Class B Stock outstanding, respectively. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share.

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5 million of its Class A common stock prior to April 30, 2020. As of June 30, 2018, the Company has repurchased 74,235 shares of its Class A common stock pursuant to the Repurchase Program at a cost of approximately $633,000.

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

Note 12 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current provision (benefit):
Federal	$-	$34,000	$-	$313,000
States	6,000	8,000	47,000	75,000
Total current provision	6,000	42,000	47,000	388,000
Deferred provision (benefit):
Federal	18,000	(74,000)	269,000	(185,000)
States	55,000	(8,000)	99,000	(44,000)
Total deferred provision (benefit)	73,000	(82,000)	368,000	(229,000)
Total provision (benefit) for income taxes	$79,000	$(40,000)	$415,000	$159,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry-forwards	$328,000	$318,000
Acquisition-related costs	603,000	584,000
Film library	371,000	371,000

Total deferred tax assets	1,302,000	1,273,000
Deferred Tax Liabilities:
Programming costs	1,720,000	1,389,000
Other assets	207,000	141,000

Total deferred tax liabilities	1,927,000	1,530,000
Net deferred tax liability	$(625,000)	$(257,000)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company adjusted its federal deferred income tax assets and liabilities as of June 30, 2018 and December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the provisions of the 2017 Tax Cut and Jobs Act.

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

Since the completion of the IPO in August 2017, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended June 30, 2018 and 2017, the Company recorded management fee expense of $146,844 and $39,636, respectively, payable to CSS, and for the six months ended June 30, 2018 and 2017, the Company recorded $432,542 and $110,491, respectively, payable to CSS. Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS in 2018 or 2017.

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

In consideration of the License Agreement, in May 2016 the Company paid to CSS a one-time license fee of $5,000,000.

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

In addition, under the terms of the License Agreement, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company pays a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended June 30, 2018 and 2017, the Company recorded total license fee expense (including for marketing support) of $146,844 and $39,636, respectively, payable to CSS, and for the six months ended June 30, 2018 and 2017, the Company recorded total license fee expense (including for marketing support) of $432,542 and $110,491, respectively, payable to CSS.

Due from Affiliated Companies

As at June 30, 2018 and December 31, 2017, the Company is owed $6,743,535 and $6,128,629, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

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

Under the terms of the A Plus Distribution Agreement, the Company paid A Plus an advance of $3,000,000 (the “A Plus Advance”) which was recorded as prepaid distribution fees in the consolidated balance sheet.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At June 30, 2018 and December 31, 2017, prepaid distribution fees were $1,749,178 and $1,892,806, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2018 and 2017 includes $65,434 and $91,840, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement and $96,285 and $178,150, respectively, of net distribution fees earned by the Company for the six months ended June 30, 2018 and 2017.

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

Note 14 - Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. Legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of June 30, 2018 and December 31, 2017.

In connection with the Commercial Loan, the Company must maintain an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Year Ended December 31,	Amount
Remainder of 2018	$200,637
2019	417,206
2020	71,043

$688,886

Rent expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 was $101,926 and $207,388, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Note 15 – Segment Reporting

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content. The Company operates in the United States and internationally. The Company has entered into distribution agreements that provide for the distribution of episodic television series in Europe. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide. Gross revenue by geographic location, based on the location of the customers for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

United States	$2,903,209	$792,717	$8,551,627	$2,209,815
Canada	2,172	-	6,396	-
Europe	8,302	-	24,455	-
Other foreign	23,207	-	68,357	-
	$2,936,890	$792,717	$8,650,835	$2,209,815

One customer represented 16% and 75%, or $1.5 million and $1.7 million, respectively, of consolidated revenue for the six months ended June 30, 2018 and 2017. A second customer represented 13% or $1.2 million of consolidated revenue for the six months ended June 30, 2018. No other customer represented greater than 10% of consolidated revenue for the six months ended June 30, 2018 and 2017.

Accounts receivable due from one customer was approximately 36% and 58% or $2.8 million and $4.8 million of consolidated gross accounts receivable at June 30, 2018 and December 31, 2017, respectively. A second customer represented 18% or $1.4 million of consolidated gross accounts receivable at June 30, 2018. No other customer represented greater than 10% of consolidated gross accounts receivable at June 30, 2018 and December 31, 2017.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 - Subsequent Events

Dividends

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of June 30, 2018 and July 31, 2018. The monthly dividend for June was paid on July 16, 2018 and the monthly dividend for July is expected to be paid on August 15, 2018. The total dividends declared and paid in July and August was approximately $264,000.

Class A and Class B Common Stock Dividends

The Company has declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

Series A Preferred Stock – Underwriters’ Option

On July 10, 2018, the underwriters for the sale of the Company’s Series A Preferred Stock exercised a portion of their option and purchased 46,497 additional shares of Series A Preferred Stock to cover over-allotments. The Company received approximately $1.1 million, net of underwriting discounts and commissions of $0.1 million, as a result of the exercise of the option.

Definitive Agreement to Acquire Pivotshare, Inc.

Effective August 14, 2018, the Company entered into a definitive purchase agreement (“Purchase Agreement”) to acquire all the issued and outstanding common stock and preferred stock of Pivotshare, Inc. (“Pivotshare). The purchase price to be paid by the Company totals approximately $4.4 million, before expenses of the acquisition (“Purchase Price”).

Pivotshare is the developer and owner of a global subscription-based video on-demand service (“SVOD”) offering channels online across a variety of categories including music, sports, religion, arts and culture, lifestyle and family.

The Purchase Price consists primarily of 134,000 shares of the Company’s Series A Preferred Stock, 74,235 shares of the Company’s Class A common stock, and approximately $258,000 in cash. A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price will be held in escrow as security for the noncompete and nonsolicit obligations of Pivotshare and its stockholders.

In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. In determining the fair value of the assets acquired and the liabilities assumed pursuant to the Purchase Agreement, the Company will utilize an independent third-party appraiser.

The results of operations of Pivotshare will be included in the Company’s consolidated statements of operations as of the acquisition date.

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

For the three months ended June 30, 2018 and 2017, our gross revenue was approximately $3.1 million and $0.8 million, respectively. For the six months ended June 30, 2018 and 2017, our gross revenue was approximately $9.1 million and $2.2 million, respectively. These increases in gross revenue were primarily due to the acquisition of Screen Media in November 2017.

Our Adjusted EBITDA for the three months ended June 30, 2018 and 2017 was $0.4 million and $0.2 million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2018 and 2017, was $2.1 million and $0.9 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, our summary data is as follows:

	Year Ended December 31,
	2017	2016	2015

Gross revenue	$10,979,340	$8,118,632	$1,506,818

Net income (loss)	22,789,498	781,133	(753,463)

Adjusted EBITDA	4,008,524	3,776,673	38,524

Our plan is to use our solid core of television and short-form video production and television and film distribution activities to support the development and growth of a powerful portfolio of online VOD networks. Our production and distribution businesses generate current revenue and Adjusted EBITDA that we can use to fund our rapidly growing online VOD networks. We will seek to opportunistically acquire assets such as content libraries, digital publishers with content related to our own, and stand-alone VOD networks.

One of our fundamental objectives is to continue to grow our online VOD networks to create a “network of networks”. Our strategy is to build our library of video content through a combination of Chicken Soup for the Soul original video content and the opportunistic acquisitions of third-party video content libraries that we seek to make, such as our transformative acquisition of Screen Media, or other stand-alone online VOD networks to accelerate this growth. When we acquire video content libraries, we will seek to rapidly monetize these libraries through our traditional television and film distribution activity while retaining the right to use these libraries on our VOD networks thereby lowering our cost of content acquisition for these VOD networks.

Recent Developments

Definitive Agreement to Acquire Pivotshare, Inc.

Effective August 14 2018, we entered into a definitive purchase agreement (“Purchase Agreement”) to acquire all the issued and outstanding common stock and preferred stock of Pivotshare, Inc. (“Pivotshare). The purchase price to be paid by us totals approximately $4.4 million, before expenses of the acquisition (“Purchase Price”).

Pivotshare is the developer and owner of a global subscription-based video on-demand service (“SVOD”) offering channels online across a variety of categories including music, sports, religion, arts and culture, lifestyle and family. Pivotshare has 28,000 hours of programming and its network has approximately 25,000 paid subscriptions with average monthly revenue of $9 per subscription. We expect to apply Pivotshare’s technology and platform as a cost-efficient structure than replaces many current IP licenses and to accelerate our expansion of its content business into a greater direct-to-consumer business. As a result, we expect the acquisition of Pivotshare to save us approximately $1 million per year in expenses as they can perform services that we currently pay third parties to perform.

The Purchase Price consists primarily of 134,000 shares of our Series A Preferred Stock (the same security we recently sold – see Preferred Stock Offering below), 74,235 shares of the Company’s Class A common stock, and approximately $258,000 in cash. A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price will be held in escrow as security for the noncompete and nonsolicit obligations of Pivotshare and its stockholders.

In accordance with ASC 805, “Business Combinations”, we will account for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. In determining the fair value of the assets acquired and the liabilities assumed pursuant to the Purchase Agreement, we will utilize an independent third-party appraiser.

The results of operations of Pivotshare will be included in the Company’s consolidated statements of operations as of the acquisition date.

Dividends

Series A Preferred Stock Dividends

On July 6, 2018 and July 24, 2018, we declared monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of June 30, 2018 and July 31, 2018, respectively. The monthly dividend for June was paid on July 16, 2018 and the monthly dividend for July is expected to be paid on August 15, 2018. The total dividends declared and paid in July and August was approximately $264,000.

Class A and Class B Common Stock Dividends

On July 27, 2018, we declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

Preferred Stock Offering

Effective June 29, 2018, the Company completed the sale of 600,000 shares of its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. Holders of Series A Preferred Stock generally have no voting rights except for certain limited voting rights in circumstances where dividends payable on the outstanding Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Series A Preferred Stock is not convertible into common stock of the Company. If the Company liquidates, dissolves or winds up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of the Company’s Class A and Class B common stock.

The Series A Preferred Stock is not redeemable by the Company prior to June 27, 2023 except upon the occurrence of a change in control which will cause the Company to redeem the Series A Preferred Stock, in whole or in part, within 120 days after the change in control, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

After June 27, 2023, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

On July 10, 2018, the underwriters for the sale of the Company’s Series A Preferred Stock exercised their option to purchase 46,497 additional shares of Series A Preferred Stock to cover over-allotments. The Company received approximately $1.1 million, net of underwriting discounts and commissions, as a result of the exercise of the option.

Commercial Loan

On April 27, 2018, we entered into the Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver.

The Term Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum, interest is payable monthly over a five-year period and required a one-time commitment fee of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable as $0.5 million in 2018, $1.0 million each in years 2019 through 2022 and $0.5 million in 2023. Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due, and required a one-time commitment fee of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

Vacation Rental Potential Television Series

On March 28, 2018, we entered into an agreement with HomeAway.com relating to funding for a second season of the episodic television series entitled Vacation Rental Potential. which will comprise ten, half-hour episodes and at HomeAway’s option may be expanded by an additional six, half-hour episodes.

This series will continue to provide viewers the information and inspiration needed to realize their dreams by showing them how to use of using real estate entrepreneurship to obtain a vacation home that transforms their family life. The Vacation Rental Potential slate was comprised 10, half-hour episodes in its first season.

Repurchase Program

On March 27, 2018, our board of directors approved a stock repurchase program (the “Repurchase Program”) that enables us to repurchase up to $5 million of our Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

Under the Repurchase Program, we may purchase shares of Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by our board of directors. Repurchases under the Repurchase Program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financing.

As of August 14, 2018, we have repurchased, subject to the maximum amounts permitted under the Act, 74,235 shares of our Class A common stock pursuant to the Repurchase Program.

The Fixer Television Series

In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., and Chegg Inc. to sponsor our fifth episodic television series entitled The Fixer.

This series will be comprised of 10, half-hour episodes to air on a major network or cable broadcast. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of the student debt hole and execute a plan that will lead to financial stability. The series will be executive produced by Ashton Kutcher and will be hosted by Chegg Inc.’s chief executive officer Dan Rosensweig.

Business

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded more than 24 million times. Popcornflix had approximately 15 million active users as of June 30, 2018.

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

While Popcornflix is currently an advertiser-supported VOD network, we expect to add subscriber-based networks in the future (see Definitive Agreement discussed above).

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

Screen Media’s distribution capabilities across all media also allows us to distribute our produced television series directly and eliminate the distribution fees (as much as 30% of revenue) that we otherwise pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

We have distribution licensing agreements with numerous VOD services across all major platforms, such as cable and satellite VOD and Internet VOD, which includes TVOD for rentals or purchases of films, AVOD for free-to-viewer streaming of films supported by advertisements and SVOD for unlimited access to films for a monthly fee.

Our cable and satellite VOD distribution agreements include those with DirecTV, Cablevision (Altice USA), Verizon and In Demand (owned by Comcast, Charter and Time Warner Cable). Our Internet VOD distribution agreements include those with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony, and Vudu, among others.

We are rapidly expanding international distribution of our content through agreements with iTunes, Sony PlayStation, Xbox, among others. Under these agreements, our titles are available on iTunes, Sony PlayStation and Xbox in the United Kingdom, Australia, France, Germany, Italy and Hong Kong with additional territories added regularly.

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

Corporate and foundation sponsors with which we have worked include HomeAway, Hilton Grand Vacations, American Humane, BISSELL Homecare, Inc., the Boniuk Foundation, Michelson Found Animals Foundation, the Morgridge Family Foundation, Chegg, Inc., Adobe Systems Inc., Handy Inc., and Acorns Grow Inc. and we are currently in discussions with numerous others. We generally retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value. Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current long-form video content projects include:

•	Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award winning Hidden Heroes is hosted by Brooke Burke-Charvet and is currently in its third season airing on The CW Network. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes.

•	Project Dad, a Chicken Soup for the Soul’s Original Series (“Project Dad”). The series presents three busy celebrity dads as they put their careers on the “sidelines” and get to know their children like never before. In May 2017, we signed a distribution agreement with Rive Gauche for the distribution of Project Dad outside the United States.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. For example, a farmer teaches his teenage daughter to drive; a single dad re-enters the dating scene; a touring rock musician takes his family with him on the road; an over-protective dad struggles with his autistic daughter’s growing independence; and gay dads deal with the emotional complexities of adoption. All the fathers are different ages, races, and religions; however, they are all bound by the singular belief that raising their children is life’s greatest gift. In March 2018, the Company signed a licensing agreement with Netflix for the worldwide distribution of Being Dad.

•	Vacation Rental Potential. This series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain a vacation home that transforms their family life. Hosted by Holly Baker, Vacation Rental Potential offers people insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. In April 2018, Vacation Rental Potential was renewed for a second season by HomeAway.

•	The Fixer. In July and August 2018, we signed agreements with Acorns Grow, Inc.; Handy Technologies, Inc.; Adobe Systems Inc., and Chegg Inc. to receive corporate sponsorship funding for our fifth episodic television series entitled The Fixer. With alarming increase of twenty-something year-olds graduating from college with mounting student debt, this series will pair a financial expert with a college graduate trying to make their way out of the student debt hole and execute a plan that will lead to financial stability. The series will comprise 10, half-hour episodes to air on a major network or cable broadcast platform. The show will be executive produced by Ashton Kutcher.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three and six months ended June 30, 2018 and 2017, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly effect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

Reporting Segment

We operate in one reportable segment, the production and distribution of video content. We operate in the United States and internationally. We have entered into a distribution agreements for the distribution of episodic television series in Europe. With the acquisition of Screen Media, we now have a presence in over 56 countries worldwide. We intend to continue to sell our video content internationally.

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

For 2018 and beyond, we have begun to sign some sponsorship contracts, and to begin production of some series, earlier in the year than in recent years, as we did in our recent renewal with HomeAway, and agreements with several sponsors for The Fixer, which should result in more balanced revenue across the third and fourth quarters of the year. Additionally, revenue from both our online networks and television and film distribution business areas are more evenly spaced through the year which should result in more balanced revenue and Adjusted EBITDA across all quarters of each year. While the operating results in these areas are not as seasonal and therefore are more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

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

Interest Expense

For the three and six month ended June 30, 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and the Credit Facility with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment. For the three and six month ended June 30, 2017, our interest expense was comprised primarily of cash interest paid on the Term Notes and the Credit Facility. We also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

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

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rate is recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. The Company’s effective tax rates for 2018 were reduced as a result of the provisions of the 2017 Tax Cut and Jobs Act.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2017

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, are usually recognized in the fourth quarter of the year. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year as we did recently with HomeAway for season 2 of Vacation Rental Potential, and several sponsors for The Fixer, which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed each quarter. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for the majority of the annual total.

Revenue

The following table presents revenue line items for the three months ended June 30, 2018 and 2017 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Revenue:
Online networks	$724,717	25%	$91,840	12%	$632,877	689%
Television and film distribution	2,031,818	69%	-	0%	2,031,818	*
Television and short-form video production	306,000	10%	700,877	88%	(394,877)	-56%
Total revenue	3,062,535	104%	792,717	100%	2,269,818	286%
Less: returns and allowances	(125,645)	-4%	-	0%	(125,645)	*
Net revenue	$2,936,890	100%	$792,717	100%	$2,144,173	270%

* Not Meaningful

Certain reclassifications were made within the components of 2017 revenue to conform to our 2018 presentation.

Net revenue increased by $2,144,173, or 270%, for the three months ended June 30, 2018 compared to 2017. This more than three-fold increase in net revenue was primarily due to the inclusion of Screen Media’s results of operations, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online VOD networks revenue increased by $632,877, or 689%, for the three months ended June 30, 2018 compared to 2017, primarily due to Screen Media’s online streaming on Popcornflix and YouTube. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Our television and film distribution revenue was derived from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide.

Our television and short-form video production revenue decreased by $394,877, or 56%, for the three months ended June 30, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods as well as licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery, becomes available for broadcast or if already available, when an episode is licensed in other media or territories.

Online network revenue

Online network revenue was 25% and 12% of net revenue for the three months ended June 30, 2018 and 2017, respectively. Our online revenue includes revenue generated from our A Plus Distribution Agreement and our online advertising-supported video on demand content on our owned and operated networks, Popcornflix and YouTube.

All of our online network revenue recognized for the three months ended June 30, 2017 is attributed to the A Plus Distribution Agreement.

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

In the three months ended June 30, 2018, revenue was recognized relating to the foreign distribution of:

•	Chicken Soup for the Soul’s Hidden Heroes seasons one, two and three

•	Vacation Rental Potential season one; and

•	Being Dad.

In the three months ended June 30, 2017, revenue was primarily recognized relating to the Chicken Soup for the Soul original production of Chicken Soup for the Soul’s Hidden Heroes season two on the CBS Network.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs. Revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$80,100	3%	$320,717	40%	$(240,617)	-75%
Film library amortization (non-cash)	1,168,393	40%	-	0%	1,168,393	*
Distribution costs	539,923	18%	-	0%	539,923	*
Total cost of revenue	$1,788,416	61%	$320,717	40%	$1,467,699	458%
Gross profit	$1,148,474		$472,000		$676,474	143%
Gross profit margin	39%		60%		-20%

* Not Meaningful

Our cost of revenue increased by $1,467,699 for the three months ended June 30, 2018 compared to 2017. This increase resulted primarily from distribution costs of $539,923 and non-cash film library amortization of $1,168,393 attributable to Screen Media. As a result of the above, gross profit margin for three months ended June 30, 2018 decreased to 39% from 60% in same period in 2017, although if non-cash deductions are excluded, the gross profit margin would have been 79%.

Cost of revenue consists primarily of amortization of programming costs for our television and short-form videos and non-cash amortization of our film library. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Popcornflix and other VOD platforms.

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

For the three months ended June 30, 2018, the cost of revenue included amortization of programming cost related to Chicken Soup for the Soul’s Hidden Heroes seasons one, two and three; Vacation Rental Potential season one and Being Dad, to the extent the episodes generated revenue that was recognized in the period. For the three months ended June 30, 2017, total cost of revenue consisted primarily of amortization of programming costs for Chicken Soup for the Soul’s Hidden Heroes season two, to the extent the episodes generated revenue that was recognized in the period.

Operating Expenses

The following table presents operating expense line items for the three months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,				Change Period over Period
	2018	% of revenues	2017	% of revenues	Amount	Percent

Selling, general and administrative expense	$1,876,259	64%	$395,499	50%	$1,480,760	374%
Share-based compensation expense	239,005	8%	159,406	20%	79,599	50%

	$2,115,264	72%	$554,905	70%	$1,560,359	281%

Including non-cash share-based compensation, our total operating expenses was 72% of net revenues for the three months ended June 30, 2018 compared to 70% in same period in 2017, and increased in absolute dollars by $1,560,359. This increase was primarily due to our acquisition of Screen Media and the hiring of additional employees for our sales team.

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,		Change
	2018	2017	Period over Period

Payroll, benefits and commissions	$899,210	$104,338	$794,872	*
Share-based compensation	239,005	159,406	79,599	50%
Outside professional services	622,942	227,130	395,812	174%
Public company costs and expenses	82,686	-	82,686	*
Bad debt expense	52,519	-	52,519	*
Other costs and expenses	218,902	64,031	154,871	*

	$2,115,264	$554,905	$1,560,359	281%

* Not Meaningful

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $1,480,760 for the three months ended June 30, 2018 compared to 2017. This increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for our sales team. In addition, outside professional services increased significantly as the costs of being a public company requires additional costs. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan currently allows us to issue up to 1.25 million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

In both 2017 and 2018, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $214,011 and $133,100 of non-cash share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. We also recognized $25,000 and $26,306, respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Our outside professional services increased by $395,812 in the three months ended June 30, 2018 compared to the prior year period. We regularly utilize public relations and investor relations firms now that we are a public company. Further, we occasionally use strategic advisors to advise us on possible acquisitions, mergers and joint ventures.

Public company costs and expenses include costs incurred to establish us as a public company and to maintain that designation. In the three months ended June 30, 2018, we incurred $82,686 of expense primarily from SEC related fees, directors’ and officers’ insurance coverage and NASDAQ fees.

Bad debt expense of $52,519 represents the increase in the allowance for doubtful accounts based on our analysis regarding the collectability of accounts receivable at Screen Media.

Other costs and expenses increased by $154,871 in the three months ended June 30, 2018 compared to 2017. This represents increases in costs for rent and office expenses related to the Screen Media acquisition and a general increase in other expenses due to business growth

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the three month periods ended June 30, 2018 and 2017. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Cash Based:
Commercial Loan	$74,261	$-
Term Notes	-	60,223
Revolving line of credit - related party	8,712	52,935
	82,973	113,158
Non-Cash Based:
Amortization of debt discount	-	441,582
Amortization of deferred financing costs	14,290	21,872
	14,290	463,454

	$97,263	$576,612

We incurred interest expense on net advances under our Credit Facility prior to its pay down and on advances under the Commercial Loan for the three months ended June 30, 2018. In 2017, we incurred interest expense on our outstanding Term Notes and advances under the Credit Facility. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility in the three months ended June 30, 2017. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to interest over their respective terms in the three months ended June 30, 2017.

Advances under the Commercial Loan bears interest at 5.75% for the Term Loan and at a rate of prime plus 1.5% for the Revolver. Prior to their repayment, the Term Notes bore interest at 5% per annum. Any advances we received under the Credit Facility bore interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

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

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $4,500,000 just prior to our IPO. Immediately after our IPO, the net advance balance of $4,500,000 was paid in full. As of June 30, 2018, the net advance of $1.7 million under the Credit Facility was fully repaid from the Commercial Loan advance.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended June 30, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both June 30, 2018 and 2017.

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

Affiliate Resources and Obligations

CSS License Agreement

In May 2016, we entered into a trademark and intellectual property license agreement with CSS, which we refer to as the “CSS License Agreement.” Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. We paid CSS a one-time license fee of $5 million.

We are obligated to pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter.

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

The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. We are obligated to pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter.

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months periods ended June 30, 2018 and 2017.

We believe that the terms and conditions of the CSS Management Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

A Plus Distribution Agreement

In September 2016, we entered into the A Plus Distribution Agreement. A Plus develops and distributes high quality, empathetic short-form videos and articles to millions of people worldwide. The A Plus Distribution Agreement has an initial term ending in September 2023. Under the terms of the A Plus Distribution Agreement, we have the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus. Under the terms of the A Plus Distribution Agreement, we paid A Plus an advance of $3.0 million (the “A Plus Advance”). We recoup the A Plus Advance by retaining the portion of gross revenue otherwise payable by the Company to A Plus and applying such A Plus Revenue to the recoupment of the A Plus Advance. We will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. A Plus is a digital media company founded, chaired, and partially owned by actor and investor Ashton Kutcher. Mr. Kutcher owns 23%, third parties own 2%, and our affiliate, Chicken Soup for the Soul Digital, LLC, owns 75%, of A Plus.

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

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization and non-cash share-based compensation expense, non-cash film amortization expense and adjustments for other identified charges such as costs incurred to form our company and to prepare for the offering of our Class A common stock to the public, prior to our IPO. Identified charges also include nonrecurring expenses and the cost of maintaining a board of directors prior to being a publicly traded company. As our IPO has been completed, director fees are deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended June 30,
	2018	2017
Net loss as reported	$(1,433,282)	$(698,786)

Provision for (benefit from) income taxes	79,000	(40,000)

Interest expense, net of interest income (a)	93,804	576,609

Film library amortization, included in cost of revenue (non-cash)	1,168,393	-

Share-based compensation expense	239,005	159,406

Nonrecurring consulting fees related to Screen Media	50,000	-

Bad debt expense	52,519	-

Amortization of leasehold improvements	13,033	-

Organization costs and directors costs (b)	-	169,028

Nonrecurring costs	122,276	-

Adjusted EBITDA	$384,748	$166,257

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $14,290 and $463,453 for the three months ended June 30, 2018 and 2017, respectively.

(b) For the three months ended June 30, 2017, this includes costs incurred to form our Company and to prepare for the offering of our common stock to the public. This also includes costs of maintaining a board of directors prior to being a publicly traded company.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2017

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of the year. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year as we did recently with HomeAway for season 2 of Vacation Rental Potential, and with several sponsors for The Fixer, which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for majority of the annual total.

Revenue

The following table presents revenue line items for the six months ended June 30, 2018 and 2017 and for the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Revenue:
Online networks	$1,386,583	16%	$178,150	8%	$1,208,433	678%
Television and film distribution	5,274,965	61%	-	0%	5,274,965	*
Television and short-form video production	2,435,281	28%	2,031,665	92%	403,616	20%
Total revenue	9,096,829	105%	2,209,815	100%	6,887,014	312%
Less: returns and allowances	(445,994)	-5%	-	0%	(445,994)	*
Net revenue	$8,650,835	100%	$2,209,815	100%	$6,441,020	291%

* Not Meaningful

Certain reclassifications were made within the components of 2017 revenue to conform to our 2018 presentation.

Net revenue increased by $6,441,020, or 291%, for the six months ended June 30, 2018 compared to 2017. This almost four-fold increase in net revenue was primarily due to the inclusion of Screen Media’s results of operations, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online VOD networks revenue increased by $1,208,433, or 678%, for the six months ended June 30, 2018 compared to 2017, primarily due to Screen Media’s online streaming on Popcornflix and YouTube. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Our television and film distribution revenue was derived from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide.

Our television and short-form video production revenue increased by $403,616, or 20%, for the six months ended June 30, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods as well as licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast or if already available when an episode is licensed in other media or territories.

Online network revenue

Online network revenue was 16% and 8% of net revenue for the six months ended June 30, 2018 and 2017, respectively. Our online revenue includes revenue generated from our A Plus Distribution Agreement and our online advertising-supported video on demand content on our owned and operated networks, Popcornflix and YouTube.

All of our online network revenue recognized for the six months ended June 30, 2017 is attributed to the A Plus Distribution Agreement.

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

In the six months ended June 30, 2018, revenue was recognized relating to original productions as follows:

•	Chicken Soup for the Soul’s Hidden Heroes season three airing on The CW Network and revenue relating to international distribution for seasons one, two and three,

•	Vacation Rental Potential airing on A&E and FYI networks as well as revenue relating to international distribution, and

•	Being Dad, relating to a licensing agreement we entered into with Netflix as well as international distribution.

In the six months ended June 30, 2017, revenue was primarily recognized relating to the Chicken Soup for the Soul original production of Chicken Soup for the Soul’s Hidden Heroes season 2 on the CBS Network.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs. Revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Cost of Revenue

The following table presents cost of revenue line items for the six months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$850,501	10%	$794,923	36%	$55,578	7%
Film library amortization (non-cash)	2,622,532	30%	-	0%	2,622,532	*
Distribution costs	1,418,445	16%	-	0%	1,418,445	*
Total cost of revenue	$4,891,478	57%	$794,923	36%	$4,096,555	515%
Gross profit	$3,759,357		$1,414,892		$2,344,465	166%
Gross profit margin	43%		64%		-21%

* Not Meaningful

Our cost of revenue increased by $4,096,555 for the six months ended June 30, 2018 compared to 2017. This increase resulted primarily from distribution costs of $1,418,445 and non-cash film library amortization of $2,622,532 attributable to Screen Media. As a result of the above, gross profit margin for the six months ended June 30, 2018 decreased to 43% from 64% in same period in 2017, although if non-cash deductions are excluded, the gross profit margin would have been 74%.

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

The costs of producing our long-form and short-form video content, and the costs of acquiring film distribution rights, are amortized using the individual-film-forecast method. As noted above, this method provides that costs are amortized to cost of revenue in the proportion that the current period’s revenue bares to our estimate of the ultimate revenue expected to be recognized, which spans several years.

For the six months ended June 30, 2018, total cost of revenue consisted primarily of amortization of programming cost for Chicken Soup for the Soul’s Hidden Heroes seasons one, two and three, Vacation Rental Potential season one, and Being Dad, to the extent the episodes generated revenue that was recognized in the period. For the six months ended June 30, 2017, total cost of revenue consisted primarily of amortization of programming costs for Chicken Soup for the Soul’s Hidden Heroes season two, to the extent the episodes generated revenue that was recognized in the period.

Operating Expenses

The following table presents operating expense line items for the six months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,				Change Period over Period
	2018	% of revenues	2017	% of revenues	Amount	Percent

Selling, general and administrative expense	$3,821,311	44%	$522,722	24%	$3,298,589	631%
Share-based compensation expense	493,200	6%	292,191	13%	201,009	69%

	$4,314,511	50%	$814,913	37%	$3,499,598	429%

Including non-cash share-based compensation, our total operating expenses were 50% of net revenues for the six months ended June 30, 2018 compared to 37% in same period in 2017 and increased in absolute dollars by $3,499,598. This increase was primarily due to our acquisition of Screen Media and the hiring of additional employees for our sales team.

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,		Change
	2018	2017	Period over Period

Payroll, benefits and commissions	$1,957,412	$133,217	$1,824,195	*
Share-based compensation	493,200	292,191	201,009	69%
Outside professional services	877,980	276,834	601,146	217%
Public company costs and expenses	179,782	50,000	129,782	*
Bad debt expense	140,151	-	140,151	*
Other costs and expenses	665,986	62,671	603,315	*

	$4,314,511	$814,913	$3,499,598	429%

* Not Meaningful

Excluding non-cash share-based compensation, our selling, general and administrative expenses increased by $3,298,589 for the six months ended June 30, 2018 compared to 2017. This increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for our sales force. In addition, outside professional services increased significantly as the costs of being a public company requires additional costs. See “Use of non-GAAP Financial Measure,” above for further discussion relating to selling, general and administrative expense.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan currently allows us to issue up to 1.25 million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

In both 2017 and 2018, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the six months ended June 30, 2018 and 2017, we recognized $443,200 and $249,700, respectively of non-cash share-based compensation expense. We also recognized $50,000 and $42,491 respectively of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Our outside professional services increased by $601,146 in the six months ended June 30, 2018 compared to the prior year period. We regularly utilize public relations and investor relations firms now that we are a publicly traded company. Further, we occasionally use strategic advisors to advise us on possible acquisitions, mergers and joint ventures.

Public company costs and expenses include costs incurred to establish us as a public company and to maintain that designation. In the six months ended June 310, 2018, we incurred $179,782 of expense primarily from SEC related fees, directors’ and officers’ insurance coverage and NASDAQ fees compared to $50,000 of cash compensation paid to our board of directors in same period 2017 prior to becoming a publicly traded company.

Bad debt expense of $140,151 represents the increase in the allowance for doubtful accounts based on our analysis regarding the collectability of accounts receivable at Screen Media.

Other costs and expenses increased by $603,315 in the six months ended June 30, 2018 compared to the prior year period. This represents increases in costs for rent and office expenses related to the Screen Media acquisition and a general increase in other expenses due to business growth.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the six months ended June 30, 2018 and 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash Based:
Commercial Loan	$74,261	$-
Term Notes	-	109,126
Revolving line of credit - related party	30,267	93,672
	104,528	202,798
Non-Cash Based:
Amortization of debt discount	-	805,893
Amortization of deferred financing costs	14,290	43,747
	14,290	849,640

	$118,818	$1,052,438

We incurred interest expense on net advances under our Credit Facility prior to its pay down and on advances under the Commercial Loan for the six months ended June 30, 2018. In 2017, we incurred interest expense on our outstanding Term Notes and advances under the Credit Facility. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility in the six months ended June 30, 2017. Financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility are also amortized to non-cash based interest over their respective terms in the six months ended June 30, 2017.

Advances under the Commercial Loan bear interest at 5.75% for the Term Loan and at a rate of prime plus 1.5% for the Revolver. Prior to their repayment, the Term Notes bore interest at 5% per annum. Any advances we received under the Credit Facility bore interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Term Notes and the Credit Facility.

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

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the six months ended June 30, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both June 30, 2018 and 2017.

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

Use of Non-GAAP Financial Measure

See “RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2017” above, for a description of:

- our affiliate resources and obligations.

- our use of non-GAAP financial measures, and

- our definition of Adjusted EBITDA.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Six Months Ended June 30,
	2018	2017
Net loss as reported	$(1,995,735)	$(832,432)

Provision for income taxes	415,000	159,000

Interest expense, net of interest income (a)	115,198	1,052,429

Film library amortization, included in cost of revenue (non-cash)	2,622,532	-

Share-based compensation expense	493,200	292,191

Acquisition-related costs and consulting fees, related to Screen Media	145,300	-

Bad debt expense	140,151	-

Amortization of leasehold improvements	26,066	-

Organization costs and directors costs (b)	-	188,745

Nonrecurring costs	122,278	-

Adjusted EBITDA	$2,083,990	$859,933

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $14,290 and $849,640 for the six months ended June 30, 2018 and 2017, respectively.

(b) For the six months ended June 30, 2017, this includes costs incurred to form our Company and to prepare for the offering of our common stock to the public. This also includes costs of maintaining a board of directors prior to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

Preferred Stock Offering

As described above under “Recent Developments”, effective June 29, 2018, we completed the sale of 600,000 shares of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by our board of directors. Holders of Series A Preferred Stock generally have no voting rights except for the right to add two directors to the board of directors if dividends payable on the outstanding Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Series A Preferred Stock is not convertible into our common stock. If we were to liquidate, dissolve or wind up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of our Class A and Class B common stock.

The Series A Preferred Stock is not redeemable by us prior to June 27, 2023 except upon the occurrence of a change in control which we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the change in control, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

After June 27, 2023, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

On July 10, 2018, the underwriters for the sale of our Series A Preferred Stock exercised a portion of their option to purchase 46,497 additional shares of Series A Preferred Stock to cover over-allotments. We received approximately $1.1 million, net of underwriting discounts and commissions of $0.1 million, as a result of the exercise of the option.

On July 6, 2018 and July 24, 2018, we declared dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of June 30, 2018 and July 31, 2018, respectively. The monthly dividend for June was paid on July 16, 2018 and the monthly dividend for July is expected to be paid on or about August 15, 2018. The total dividends declared and paid in July and August were approximately $264,000.

Class A and Class B Common Stock Dividends

As described above under “Recent Developments”, On July 27, 2018 we declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

Commercial Loan

As described above under “Recent Developments”, on April 27, 2018, we entered into the Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver.

The Term Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum, is payable monthly together with principal and interest over a five-year period and was subject to a one-time commitment fee payment of $75,000. Part of the proceeds of the Commercial Loan were used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due, and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

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

We believe we have sufficient liquidity provided from cash on hand and accounts receivable due to us in the near term. In addition, we expect positive cash flow from operations in 2018 and thereafter.

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

Financing Plan Prior to IPO

Pursuant to our financing plan prior to the IPO, we utilized our Credit Facility, primarily for working capital, and we sold Term Notes and Class A common stock in private placements as follows:

Credit Facility

On May 12, 2016, we entered into the Credit Facility with the facility lender, an affiliate of Mr. Rouhana. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017, we could borrow, repay and reborrow up to an aggregate of $4.5 million through January 2, 2019. Our payment obligations under the Credit Facility were senior obligations and secured by a first priority security interest in all of our assets, thus having the same priority as the security interest granted by us to the holders of the Term Notes, prior to their repayment. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes.

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

Cash Flows

To date, our principal source of liquidity has been from our financing activities. Our cash and cash equivalents balance was $18.8 million as of June 30, 2018 and $2.2 million as of December 31, 2017. Cash flow information for the six months ended June 30, 2018 (“2018”) and June 30, 2017 (“2017”) is as follows:

	Six Months Ended June 30,		Change in
	2018	2017	Dollars	Percentage
Cash provided by (used in):

Operating activities	$(1,574,627)	$(3,242,094)	$1,667,467	51.4%

Investing activities	(614,906)	(709,488)	94,582	13.3%

Financing activities	18,855,901	4,445,666	14,420,235	324.1%

Net increase in cash and cash equivalents	$16,666,368	$494,084	$16,172,284	*

* Not meaningful

Operating Activities

For the six months ended in 2018, our operating activities required a net use of cash totaling $1.5 million as we adjusted to the operations of Screen Media. This net use of cash from operating activities resulted primarily from our investment in in-production and in-development programming costs and film libraries totaling $6.4 million, offset in part by the amortization of programming costs and our film library of $3.5 million and an increased accrual for film library acquisition obligations of $1.6 million.

For the six months ended in 2017, our operating activities required a net use of cash of $3.2 million. This use of cash resulted primarily from our investment in in-production and in-development programming costs of $1.7 million and increased prepaid distribution fees related to APlus of $1.5 million. Additionally, the net use of cash was impacted by increased trade accounts receivable of $1.6 million due primarily to payments to be received for Hidden Heroes, and an increase in prepaid expenses of $0.6 million for costs incurred and deferred related to the IPO. The above was offset in part, by non-cash stock compensation and non-cash amortization of debt discounts and deferred financing costs of $1.2 million as well as amortization of programming costs of $0.8 million.

Investing Activities

For the six months ended in 2018 and 2017, our due from affiliated companies increased by $0.6 million and $0.7 million, respectively.

Financing Activities

For the six months ended in 2018, our financing activities provided net cash totaling $18.8 million. This resulted primarily from proceeds from the sale of our preferred stock of $15.0 million and net proceeds received from our Commercial Loan totaling $7.5 million, offset in part by the repayment of the Credit Facility in full of $1.7 million. Financing activities were also decreased by the payment of stock issuance costs of $1.1 million and the repurchase of our common stock in the open market for $0.6 million, pursuant to our Stock Repurchase Program.

For the six months ended in 2017, our financing activities provided net cash from financing activities of $4.4 million. This resulted primarily from the sale of Term Notes in a private placement of $2.0 million and the proceeds from the sale of Class A common stock in a private placement of $1.4 million.

Anticipated Cash Requirements

Most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenue from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be more flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. Additionally, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, or new equity or debt financing.

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

Recent Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note 3 “Recent Accounting Pronouncements”.

JOBS Act

We are an emerging growth company (EGC), as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Stock Option Grants

During the six months ended June 30, 2018, the Company granted a stock option to an employee to acquire 10,000 shares of its Class A common stock at $9.22 per share (the “Option”) valued at $47,280. The Option was granted pursuant to the Company’s 2017 Long Term Incentive Plan. The Option vests quarterly over the three-year period from the date of grant.

Item 5 – Other Information

None

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description

3.1	Certificate of Incorporation of Chicken Soup for the Soul Entertainment Inc.**

3.2	By-laws of Chicken Soup for the Soul Entertainment Inc.**

3.3	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.
**	Filed previously with our Form 1-A (SEC No. 024-10704)
***	Filed previously with our Form 8-K filed with the SEC on June 29, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Daniel M. Pess
Daniel M. Pess
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 14, 2018	(Principal Executive Officer)

