Form 10-Q
period 2018-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2018-11-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of Common Stock outstanding as of November 12, 2018 totaled 11,689,927 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	3,872,689
Class B Common Stock, $.0001 par value per share*	7,817,238

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Cash and cash equivalents	$11,511,534	$2,172,046
Restricted cash	750,000	-
Accounts receivable, net	8,783,079	8,058,352
Prepaid expenses	425,267	228,145
Inventory, net	291,667	368,964
Intangible asset - video content license	5,000,000	5,000,000
Prepaid distribution fees	1,728,425	1,892,806
Acquired intangible assets - Pivotshare, net	4,373,139	-
Popcornflix film rights and other assets	7,174,548	7,163,943
Film library, net	25,120,465	22,655,645
Due from affiliated companies	6,713,467	6,128,629
Programming costs, net	9,767,574	7,651,145
Other assets, net	410,105	423,133
Total assets	$82,049,270	$61,742,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior secured notes payable under revolving line of credit to related party	$-	$1,500,000
Senior secured term loan and revolving line of credit, net of unamortized deferred finance cost of $282,741 and $0, respectively	6,883,926	-
Accounts payable and accrued expenses	2,273,970	1,002,536
Accrued programming costs	-	375,761
Film library acquisition obligations	2,501,100	663,400
Accrued participation costs	1,961,384	2,620,417
Other liabilities	449,451	144,533
Deferred tax liability, net	1,112,000	257,000
Deferred revenue	634,800	515,000
Total liabilities	15,816,631	7,078,647

Commitments and contingencies
Stockholders' equity
Series A 9.75% cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 780,497 and 0 shares issued and outstanding, respectively, redemption value of $16,162,425 and $0, respectively	78	-
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 3,872,689 and 3,746,054 shares issued, 3,798,454 and 3,746,054 outstanding, respectively	385	374
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,817,238 and 7,863,938 shares issued and outstanding, respectively	782	786
Additional paid-in capital	46,196,504	32,324,500
Retained earnings	20,667,619	22,338,501
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	-
Total stockholders' equity	66,232,639	54,664,161
Total liabilities and stockholders' equity	$82,049,270	$61,742,808

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Online networks	$1,788,937	$48,466	$3,175,520	$398,745
Television and film distribution	2,510,462	-	7,785,427	-
Television and short-form video production	2,283,933	-	4,719,214	1,859,536
Total revenue	6,583,332	48,466	15,680,161	2,258,281
Less: returns and allowances	(107,300)	-	(553,294)	-
Net revenue	6,476,032	48,466	15,126,867	2,258,281

Cost of revenue (including $1,033,983 and $0 of non-cash amortization of film library for the three months ended September 30, 2018 and 2017, respectively, and $3,656,515 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	2,471,135	-	7,362,613	794,923
Gross profit	4,004,897	48,466	7,764,254	1,463,358

Operating expenses:
Selling, general and administrative (including $243,592 and $182,581 of non-cash share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $736,792 and $474,772) for the nine months ended September 30, 2018 and 2017, respectively)	2,082,794	690,676	6,371,237	1,505,589
Amortization	138,551	-	164,619	-
Management and license fees	647,602	4,846	1,512,687	225,828
Total operating expenses	2,868,947	695,522	8,048,543	1,731,417

Operating income (loss)	1,135,950	(647,056)	(284,289)	(268,059)
Interest income	16,856	2,559	20,477	2,568
Interest expense	(133,121)	(124,142)	(251,939)	(1,176,580)
Acquisition-related costs	(182,832)	-	(228,132)	-
Income (loss) before preferred dividends and income taxes	836,853	(768,639)	(743,883)	(1,442,071)
Provision for (benefit from) income taxes	512,000	(246,000)	927,000	(87,000)
Net income (loss) before preferred dividends	324,853	(522,639)	(1,670,883)	(1,355,071)
Preferred dividends	422,779	-	422,779	-
Net loss available to common stockholders	$(97,926)	$(522,639)	$(2,093,662)	$(1,355,071)
Net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.18)	$(0.14)
Weighted average basic and diluted shares outstanding	11,574,088	10,411,142	11,586,212	9,549,413

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from Operating Activities:
Net loss before preferred dividends	$(1,670,883)	$(1,355,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	736,792	474,772
Amortization of programming costs	1,509,217	794,923
Amortization of deferred financing costs	35,725	43,747
Amortization of debt discount	-	865,833
Amortization of leasehold improvements	39,100	-
Amortization of film library	3,656,515	-
Amortization of acquired assets	125,452	-
Loss on debt extinguishment	-	24,803
Reserve for bad debts and returns	714,506	-
Deferred income taxes	855,000	(238,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,424,318)	(1,028,755)
Prepaid expenses and other current assets	(167,984)	(1,193,960)
Inventory	77,298	-
Programming costs	(4,001,407)	(4,294,511)
Film library	(6,121,335)	-
Popcornflix film rights and other assets	(10,605)	-
Prepaid distribution fees	164,382	(1,470,066)
Other assets	6,220	-
Accounts payable and accrued expenses	598,075	(297,948)
Film library acquisition obligations	1,837,700	-
Accrued participation costs	(659,034)	-
Other liabilities	304,918	-
Income tax payable	-	99,000
Deferred revenue	119,800	981,072
Net cash used in operating activities	(3,274,867)	(6,594,161)

Cash flows from Investing Activities:
Payment for business acquisition, net of cash acquired	40,310	-
Increase in due from affiliated companies	(584,838)	(3,671,456)
Net cash used in investing activities	(544,528)	(3,671,456)

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited) Cont'd

	Nine Months Ended September 30,
	2018	2017

Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	200,000	3,325,000
Repayments of revolving credit facility from related party	(1,700,000)	(6,805,000)
Proceeds from notes payable	7,500,000	2,030,000
Repayments of notes payable	-	(4,082,000)
Repayments of senior secured term loan and revolving line of credit from third party	(333,334)	-
Payment of stock issuance costs	(1,261,648)	(2,949,805)
Payment of deferred financing costs	(350,758)	-
Proceeds from issuance of Series A preferred stock	16,092,680	-
Proceeds from issuance of common stock in IPO	-	26,903,348
Common stock repurchases, held in treasury	(632,729)	-
Dividends paid to common stockholders	(5,182,549)	-
Dividends paid to preferred stockholders	(422,779)
Proceeds from issuance of common stock in private placements	-	1,413,400
Net cash provided by financing activities	13,908,883	19,834,943
Net increase in cash and cash equivalents	10,089,488	9,569,326
Cash and cash equivalents at beginning of period	2,172,046	507,247
Cash and cash equivalents at end of the period	$12,261,534	$10,076,573

Supplemental data:
Interest paid	$111,410	$289,634
Income taxes paid	-	52,000
Non-cash operating activities
Fair value of shares issued to executive producer	$-	$625,500
Non-cash investing activities
Fair value of 134,000 shares of 9.75% Series A cumulative preferred stock for acquisition	$3,434,420	$0
Fair value of 74,235 shares of Class A common stock for acquisition	$731,957	$0
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$-	$415,476
Conversion of senior secured notes payable to Class A common stock	-	918,000

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$11,511,534	$10,076,573
Restricted cash	750,000	-
Total cash, cash equivalents and restricted cash per statements of cash flows	$12,261,534	$10,076,573

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – The Company, Description of Business, Acquisition of Pivotshare, Preferred Stock Offering, Commercial Loan, Acquisition of Screen Media and Initial Public Offering

Chicken Soup for the Soul Entertainment, Inc. (the “Company”) is a Delaware corporation formed on May 4, 2016. Chicken Soup for the Soul Productions, LLC, the Company’s predecessor and immediate parent company, was formed in December 2014 by Chicken Soup for the Soul, LLC (“CSS”), a publishing and consumer products company, and initiated operations in January 2015. The Company was formed to create a discrete entity focused on video content opportunities using the Chicken Soup for the Soul brand (the “Brand”). The Brand is owned and licensed to the Company by CSS. Chicken Soup for the Soul Holdings, LLC (“CSS Holdings”), is the parent company of CSS and the Company’s ultimate parent company.

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

The Company operates in one reportable segment, the production and distribution of video content. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide.

Acquisition of Pivotshare

As described more fully in Note 4, on August 22, 2018, the Company acquired all the outstanding capital stock of Pivotshare, Inc. (“Pivotshare”) for approximately $258,000 in cash, the issuance of 134,000 shares of the Company’s 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) valued at $3,434,420 and the issuance of 74,235 shares of the Company’s Class A common stock valued at $731,957(the “Purchase Price”). A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price are being held in escrow as security for noncompete and indemnification obligations of Pivotshare and its stockholders.

Pivotshare is the developer and owner of a global subscription-based video on-demand service (“SVOD”) offering channels online across a variety of categories including music, sports, religion, arts and culture, lifestyle and family.

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. As a result of the acquisition, Pivotshare’s results of operations are consolidated with those of the Company from the date of the transaction. The acquisition of Pivotshare was not considered material.

Preferred Stock Offering

Effective June 29, 2018, the Company completed the sale of 646,497 shares of its Series A Preferred Stock at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. The Series A Preferred Stock is not convertible into common stock of the Company.

If the Company liquidates, dissolves or winds up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of the Company’s Class A and Class B common stock (Note 12).

In connection with the sale, the Series A Preferred Stock was approved for listing on the Nasdaq Global Market under the symbol “CSSEP”.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The sale resulted in net cash proceeds to the Company of approximately $15.2 million, net of underwriting discounts and commissions. The proceeds are being used for general corporate purposes including working capital, acquisition of video content and strategic transactions as well as to pay monthly dividends on the Series A Preferred Stock and a special one-time dividend on the Company’s Class A and Class B common stock.

The Company declared and paid monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of each month end June through September 2018 of $422,779. The monthly dividends for each month were paid on approximately the fifteenth day subsequent to each respective month-end.

Commercial Loan

On April 27, 2018, the Company entered into a senior secured term loan and revolving line of credit agreement (the “Commercial Loan”) with Patriot Bank, N.A. totaling $7.5 million, comprised of a $5.0 million term loan (“Term Loan”) and $2.5 million revolving line of credit (“Revolver”).

The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest outstanding at the time (Note 11). As of September 30, 2018, the total principal balance outstanding under the Term Loan and Revolver is $4.6 million and $2.5 million, respectively.

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

In accordance with ASC 805, the acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. As a result of the acquisition, Screen Media’s results of operations are consolidated with those of the Company from the date of the transaction.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017.

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

At September 30, 2018 and December 31, 2017, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of operations. At September 30, 2018, and December 31, 2017, accounts receivable is presented net of allowance for doubtful accounts and video returns of $446,230, and $597,665, respectively. Bad debt expense of $21,061 and $161,212 was recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and $0 for the three and nine months ended September 30, 2017. Provision for returns and allowances of $107,330 and $553,294 was recorded in the condensed consolidated statements of operations for the three and nine months ended September 30,2018, respectively, and $0 for the three and nine months ended September 30, 2017.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 is amortization of programming costs totaling $658,716 and $0, respectively, and for the nine months ended September 30, 2018 and 2017, amortization of programming costs totaled $1,509,217 and $794,923, respectively. There was no impairment charge recorded in the three and nine month periods ended September 30, 2018 and 2017.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, is amortization of film library totaling $1,033,983 and $0, respectively, and for the nine months ended September 30, 2018 and 2017, amortization expense totaled $3,656,515 and $0, respectively. For the three and nine months ended September 30, 2018 and 2017, there was no impairment charge recorded.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represents the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but annual impairment analysis. For the three and nine months ended September 30, 2018 and 2017, there was no impairment charge recorded.

Acquired Intangible Assets of Pivotshare

Acquired intangible assets of Pivotshare represent the fair value of its installed customer base, the non-compete obligation of the former chief executive officer and goodwill.

The installed customer base and the non-compete is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of useful lives, which is five years for the installed customer base and three years for the non-compete, which is the period it is in effect.

Income Taxes

The Company was formed on May 4, 2016 as a Sub-Chapter C corporation for federal and state tax purposes. As such, the Company filed its first tax return for the year ended December 31, 2016. The Company has not been audited by the taxing authorities since its formation.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At September 30, 2018 and 2017, the Company did not have any unrecognized tax benefits or liabilities.

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

Revenue Recognition

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue earned on the distribution of third parties’ streaming content under the Pivotshare Publishers Agreement is reported on a net basis because the Company’s performance obligation is to facilitate a transaction between third party content producers (“Publishers”) and end customers, for which we earn a commission based on revenue share (see Note 4). Revenue from digital online media distribution is included in online networks in the accompanying condensed consolidated statements of operations.

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the three and nine months ended September 30, 2018 and 2017, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to make reimbursements for.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total costs for the three months ended September 30, 2018 and 2017 was $395,895 and $204,868, respectively, and for the nine months ended September 30, 2018 and 2017 was $671,036 and $593,552, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Advertising expenditures for DVD releases are expensed when incurred, which is typically upon the release of the title. The expense recorded in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 was $2,718 and $800, respectively, and for the nine months ended September 30, 2018 and 2017 was $5,342 and $3,034, respectively.

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

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. In applying the treasury stock method prior to its IPO, the Company used a share price of $12 per share based on the price of its Class A common stock in its public offering. Subsequent to the Company’s IPO, the actual share price was used. See Note 6.

Concentration of Credit Risk

The Company maintains cash balances at its bank. Accounts for each entity are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At various times the Company’s cash in bank balances exceed the federally insured limits. The uninsured balance at September 30, 2018 was $10,625,359.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank and accounts receivable.

For the nine months ended September 30, 2018, the Company had three customers, which accounted for 33% of total revenue (the largest of which accounted for 12%) and five customers that accounted for 51% of accounts receivable (the largest of which accounted for 24%).

For the nine months ended September 30, 2017, the Company had three customers that accounted for 90% of revenue (the largest of which accounted for 73%). As of December 31, 2017, the Company had four customers that accounted for 73% of accounts receivable (the largest of which accounted for 58%).

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

Note 4 – Business Combination

Effective August 22, 2018, the Company completed the acquisition of all the outstanding capital stock of Pivotshare for approximately $258,000 in cash, the issuance of 134,000 shares of the Company’s 9.75% Series A Preferred Stock valued at $3,434,420 and the issuance of 74,235 shares of the Company’s Class A common stock valued at $731,957. A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price are held in escrow for noncompete and indemnification obligations of Pivotshare and its stockholders.

Pivotshare is the developer and owner of a global subscription-based video on-demand service (“SVOD”) offering channels online across a variety of categories including music, sports, religion, arts and culture, lifestyle and family. Content on most of those channels is owned and provided by third-party content publishers in accordance with terms of the Pivotshare Publishers Agreements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $4.4 million has been allocated to the assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The independent third-party appraisal is not final as of this date. The preliminary results are as follows:

Purchase Price Consideration Allocation:
Cash consideration	$257,758
Equity consideration - Class A common stock	731,957
Equity consideration - Series A preferred stock	3,434,420
Purchase price consideration	4,424,135
Less: cash acquired	(298,068)
Total purchase consideration, less cash acquired	$4,126,067

Purchase price consideration allocated to fair value of net assets acquired:
Accounts receivable, net	$9,160
Prepaid expenses	5,755
Other Assets	29,137
Acquired customer base	3,719,386
Non-compete agreement	779,206
Assets acquired	4,542,644
Accounts payable and accrued expenses	(114,514)
Other liabilities	(302,063)
Liabilities assumed	(416,577)
Total purchase consideration, less cash acquired	$4,126,067

The fair value of Pivotshare’s installed customer base as well as its former chief executive officers non-compete agreement, were the most significant assets recorded from the acquisition of Pivotshare. In determining the fair value of the installed customer base, the, the independent third-party appraiser utilized a traditional Customer Life Value (CLV) model. This model took into account average revenue per customer, margins and customer churn rate. In determining the fair value of the former chief executive officers non-compete agreement, the appraiser calculated the value of the securities held in escrow to secure the non-compete.

Aggregate acquisition-related costs related to the Purchase, including legal fees, accounting fees and investment advisory fees are approximately $182,832, and are recognized as an expense in the consolidated condensed statements of operations for the three and nine months ended September 30, 2018.

The Company’s consolidated statement of operations for the three and nine month periods ended September 30, 2018 include Pivotshare’s net revenue of $0.1 million and gross pre-tax loss of $0.2 million, from its operations from the date of acquisition on August 22, 2018 through September 30, 2018.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following combined unaudited pro forma information assumes the acquisition of Pivotshare occurred on January 1, 2017 (the “Unaudited Information”). The Unaudited Information presented below is for illustrative purposes only and does not reflect future events that may occur after September 30, 2018 or any operating efficiencies or inefficiencies that may result from the acquisition of Pivotshare’s operations. The Unaudited Information is not necessarily indicative of results that would have been achieved had the Company controlled Pivotshare’s operations during the periods presented or the results that the Company will experience going forward. Pro forma net income (loss) for the nine months ended September 30, 2017, includes $0.2 million of non-recurring acquisition costs. The Unaudited Information includes amortization of intangible assets acquired from Pivotshare assuming the acquisition occurred on January 1, 2017. The Unaudited Information excludes any remaining future integration costs or savings and any additional transaction costs should they arise.

	Nine Months Ended September 30,
	(Unaudited)
	2018	2017
Net revenue	$18,836,046	$2,873,315
Cost of revenue	8,925,863	1,116,560
Gross profit	9,910,183	1,756,755
Operating expenses	8,722,350	3,292,446
Amortization of acquired intangible assets	752,709	752,709
Net income (loss) before taxes and preferred dividends	$435,124	$(2,288,400)
Net loss per common share:
Basic and diluted net loss per common share	$(0.18)	$(0.14)

Note 5 - Episodic Television Programs

(a)  In September 2014, CSS and a charitable foundation (the “Foundation”) entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect. The Foundation has funded the first three seasons of Hidden Heroes and has agreed to fund the series for a fourth season.

(b) In September 2015, The Company received corporate sponsorship funding from a company (the “Sponsor”), to develop the Company’s second episodic television series entitled Project Dad, a Chicken Soup for the Soul Original (“Project Dad”). Project Dad presents three busy celebrity dads as they put their careers on the “sidelines” and get to know their children like never before.

The Project Dad slate is comprised of eight, one-hour episodes that aired weekly on Discovery Communications, LLC’s Discovery Life network in November and December 2016. In addition, in January 2017, Project Dad aired on Discovery Communications, LLC’s TLC network.

In 2017, the Sponsor funded a new parenting series called Being Dad, our third episodic television show, comprised of eight, one-hour episodes that were available for delivery and available for broadcast in the fourth quarter of 2017 and began airing on Netflix in the third quarter of 2018.

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

On March 28, 2018, HomeAway.com agreed to sponsor a second season of Vacation Rental Potential, which will be comprised of ten, half-hour episodes and fifty, one-minute short form videos. At HomeAway’s option, the second season may be expanded by an additional six, half-hour episodes.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(d) In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., and Chegg Inc. to sponsor the Company’s fifth episodic television series entitled Going From Broke.

The series will comprise ten, half-hour episodes to air on a major network or cable broadcast platform and thirty-two, one-minute short form videos. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of student and other debt and execute a plan that will lead to financial stability.

In accordance with ASC 926 as amended, the Company has recognized revenue for Hidden Heroes, Project Dad, Being Dad and Vacation Rental Potential and Going From Broke as the episodes became available for delivery or available for broadcast.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2018 and 2017, the Company recognized $218,599 and $142,043, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized $661,805 and $394,238, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expense in the condensed consolidated statements of operations. There were 393,855 and 145,001 stock options vested at September 30, 2018 and 2017, respectively.

Stock options activity as of September 30, 2018 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value
Total outstanding at December 31, 2017	690,000	$7.61	4.32	$1,079,500
Options granted	32,500	9.66	4.70	-
Options exercised	-	-	-	-
Options forfeited	(60,000)	9.74	3.92	-
Options expired	-	-	-	-
Total outstanding at September 30, 2018	662,500	$7.52	3.59	$1,778,200
Total exercisable at September 30, 2018	392,917	$6.97	3.36	$1,270,124
Total unvested at September 30, 2018	269,583	$8.32	3.90	$507,206
Total vested or expected to vest - September 30, 2018	663,125	$7.52	3.59	$1,777,330

As at September 30, 2018 the Company had unrecognized pre-tax compensation expense of $1,286,005 related to non-vested stock options under the Plan of which $423,174, $449,023, $315,271 and $22,941 will be recognized in 2018, 2019, 2020 and 2021, respectively. The actual forfeiture rate as of September 30, 2018 and December 31, 2017 was 8.3% and 0%, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarized unvested stock options as of September 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price

Total unvested - December 31, 2017	490,415	$7.96
Granted	32,500	9.66
Vested	(193,332)	7.21
Cancellations	(60,000)	9.74
Total unvested - September 30, 2018	269,583	8.32

Assumptions used in calculating the fair value of the stock options granted during 2018 and 2017 using the Black-Scholes valuation model are summarized below:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2018	2017

Expected dividend yield	0.0%	0.0%
Expected equity volatility	57.1%	57.0%
Expected term (years)	5	5
Risk-free interest rate	2.10%	1.92%
Exercise price per stock option	$7.52	$7.17
Market price per share	$6.46	$6.24
Weighted average fair value per stock option	$3.10	$2.90

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

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the three months ended September 30, 2018 and 2017, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $25,000 and $40,539, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized $75,000 and $80,534, respectively.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic weighted-average shares outstanding	11,574,088	10,411,142	11,586,212	9,549,413
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options (a)	-	-	-	-
Assumed issuance of shares from exercise of warrants (a)	-	-	-	-
Diluted weighted-average shares outstanding	11,574,088	10,411,142	11,586,212	9,549,413

(a) The additional shares from the exercise of stock options for the three and nine months ended September 30, 2018 and 2017 are anti-dilutive in nature, and as a result are excluded from the determination of diluted weighted-average shares outstanding.

Note 8 – Programming Costs

Programming costs, net of amortization, consists of the following:

	September 30,	December 31,
	2018	2017
Released, net of accumulated amortization of $8,230,079 and $6,725,362, respectively	$8,074,657	$6,218,499
In production	15,817	12,784
In development	1,677,100	1,419,862
	$9,767,574	$7,651,145

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	September 30,	December 31,
	2018	2017
Acquisition costs	$30,155,849	24,034,514
Accumulated amortization	(5,035,384)	(1,378,869)
Net film library costs	$25,120,465	22,655,645

Film library amortization expense recorded in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 was $1,033,983 and $0, respectively, and $3,656,515 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 - Intangible Asset - Video Content License

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

Note 11 – Senior Secured Notes Payable and Revolving Line of Credit

Commercial Loan

On April 27, 2018, the Company entered into the Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver.

The Term Loan was advanced in full on April 27, 2018, and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum interest is payable monthly over a five-year period and was subject to a one-time commitment fee payment of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable, approximately $0.5 million in 2018, $1.0 million each in years 2019 through 2022 and $0.5 million in 2023. Part of the proceeds of the Commercial Loan were used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due, and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

As of September 30, 2018, the principal balance outstanding on the Term Loan is $4,666,667 and the Revolver balance is $2,500,000. The Term Loan and the Revolver are presented on the condensed consolidated balance sheets net of unamortized debt issuance costs of $282,741. The unamortized debt issuance costs of $32,292 attributed to commitment fees paid on the Revolver is presented in other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, the Company incurred $111,686 and $216,214 of interest expense on the Term Loan and Revolver, respectively. Part of the Commercial Loan advance was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest, as discussed below.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

Senior Secured Revolving Line of Credit

On May 12, 2016, the Company entered into a revolving credit line (the “Credit Facility”) with an entity controlled by its chief executive officer (the “Lender”). Under the amended terms of the Credit Facility, the Company was able to borrow up to an aggregate of $4,500,000 until the maturity date of January 2, 2019. Advances made under the Credit Facility were used for working capital and general corporate purposes.

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

As of September 30, 2018, the debt discount and deferred financing costs related to the Credit Facility were fully amortized.

For the three and nine months ended September 30, 2018, cash interest expense paid on the Credit Facility was $0 and $30,267, respectively and is included in interest expense in the accompanying condensed consolidated statement of operations.

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

For the nine months ended September 30, 2017, amortization of the debt discount of $627,973, amortization of deferred financing costs of $40,902, and cash interest expense paid or accrued for on the Term Notes of $136,526, is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (Note 15).

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

At September 30, 2018 and December 31, 2017, the Company had 3,872,369 and 3,746,054 shares of Class A Stock outstanding, respectively. At September 30, 2018 and December 31, 2017, the Company had 7,817,238 and 7,863,938 shares of Class B Stock outstanding, respectively. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share. At September 30, 2018 and December 31, 2017, the Company had 780,497 and nil shares of Series A Preferred Stock outstanding, respectively.

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

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5.0 million of its Class A common stock prior to April 30, 2020. As of September 30, 2018, the Company has repurchased 74,235 shares of its Class A common stock pursuant to the Repurchase Program at a cost of approximately $633,000.

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

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current provision (benefit):
Federal	$-	$(191,000)	$-	$122,000
States	25,000	(46,000)	72,000	29,000
Total current provision	25,000	(237,000)	72,000	151,000

Deferred provision (benefit):
Federal	361,000	(12,000)	630,000	(197,000)
States	126,000	3,000	225,000	(41,000)
Total deferred provision (benefit)	487,000	(9,000)	855,000	(232,000)
Total provision (benefit) for income taxes	$512,000	$(246,000)	$927,000	$(87,000)

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	September 30, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carry-forwards	$137,000	$318,000
Acquisition-related costs	652,000	584,000
Film library	371,000	371,000
Total Deferred Tax Assets	1,160,000	1,273,000

Deferred Tax Liabilities:
Programming costs	2,037,000	1,389,000
Other assets	235,000	141,000
Total Deferred Tax Liabilities	2,272,000	1,530,000
Net deferred tax liability	$(1,112,000)	$(257,000)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company adjusted its federal deferred income tax assets and liabilities as of September 30, 2018 and December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the provisions of the 2017 Tax Cut and Jobs Act.

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

Since the completion of the IPO in August 2017, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the three months ended September 30, 2018 and 2017, the Company recorded management fee expense of $323,802 and $2,423, respectively, payable to CSS, and for the nine months ended September 30, 2018 and 2017, the Company recorded $756,343 and $112,914, respectively, payable to CSS. Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter.

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

In addition, under the terms of the License Agreement, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company pays a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For the three months ended September 30, 2018 and 2017, the Company recorded total license fee expense (including for marketing support) of $323,802 and $2,423, respectively, payable to CSS, and for the nine months ended September 30, 2018 and 2017, the Company recorded total license fee expense (including for marketing support) of $756,343 and $112,914, respectively, payable to CSS.

Due from Affiliated Companies

At September 30, 2018 and December 31, 2017, the Company is owed $6,713,467 and $6,128,629, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

As noted above, advances and repayments occur periodically. The Company and CSS expect the net balance to be reduced substantially during the last quarter of 2018. The Company and CSS do not charge interest on the net advances.

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

The Company will not pay A Plus its portion of gross revenue until such time as the A Plus Advance has been recouped in full. At September 30, 2018 and December 31, 2017, prepaid distribution fees were $1,728,425 and $1,892,806, respectively.

Online revenue in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2018 and 2017 includes $20,753 and $48,462, respectively, of net distribution fees earned by the Company under the A Plus Distribution Agreement and $164,382 and $398,741, respectively, of net distribution fees earned by the Company for the nine months ended September 30, 2018 and 2017.

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

Note 15 - Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. Legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of September 30, 2018 and December 31, 2017.

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

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Year Ended December 31,	Amount
Remainder of 2018	$97,650
2019	417,206
2020	71,043
$585,899

Rent expense recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was $102,987 and $310,375, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Note 16 – Segment Reporting

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content. The Company operates in the United States and internationally. The Company has entered into distribution agreements that provide for the distribution of episodic television series in Europe. With the acquisition of Screen Media, the Company now has presence in over 56 countries worldwide. Gross revenue by geographic location, based on the location of the customers for the three and nine months ended September 30, 2018 and 2017, is as follows:

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

United States	$6,401,765	$48,466	$14,953,392	$2,258,281
Canada	4,788	-	11,185	-
Europe	18,307	-	42,761	-
Other foreign	51,172	-	119,529	-
	$6,476,032	$48,466	$15,126,867	$2,258,281

One customer represented 16% and 75%, or $1.5 million and $1.7 million, respectively, of consolidated revenue for the nine months ended September 30, 2018 and 2017. A second customer represented 13% or $1.2 million of consolidated revenue for the nine months ended September 30, 2018. No other customer represented greater than 10% of consolidated revenue for the six months ended June 30, 2018 and 2017.

Accounts receivable due from one customer was approximately 36% and 58% or $2.8 million and $4.8 million of consolidated gross accounts receivable at June 30, 2018 and December 31, 2017, respectively. A second customer represented 18% or $1.4 million of consolidated gross accounts receivable at September 30, 2018. No other customer represented greater than 10% of consolidated gross accounts receivable at September 30, 2018 and December 31, 2017.

Note 17 - Subsequent Events

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of September 30, 2018 and October 31, 2018. The monthly dividend for September was paid on October 15, 2018 and the monthly dividend for October is expected to be paid on November 15, 2018. The total dividends declared and paid in October and November was approximately $317,000.

Shelf Registration Filing

In September 2018, the Company filed a registration statement on Form S-3 with the SEC. The purpose of which is to offer and sell, from time to time, shares of common stock, shares of preferred stock, warrants, debt securities and/or units comprised of one or more of the other classes of securities offered hereby, at a maximum aggregate offering size not to exceed $13.0 million. The Form S-3 was declared effective by the SEC On October 9, 2018. No sales have been made as the date of this Quarterly Report.

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

Important factors that may affect our actual results include:

•	our limited operating history;

•	our financial performance, including our ability to generate revenue;

•	ability of our content offerings to achieve market acceptance;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	potential ability to obtain additional financing when and if needed;

•	ability to protect our intellectual property;

•	ability to complete strategic acquisitions;

•	ability to manage growth and integrate acquired operations;

•	potential liquidity and trading of our securities;

•	regulatory or operational risks;

•	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

Overview

We are a growing media company developing and operating online video on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. We also curate, produce and distribute long and short-form video content that brings out the best of the human spirit, and distribute the online content of our affiliate, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions, and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers. Our subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also own Popcornflix®, a popular online advertiser-supported VOD (“AVOD”) network, and four additional AVOD networks, which collectively have rights to exhibit thousands of movies and television episodes. Effective August 22, 2018, we acquired Pivotshare, Inc. (“Pivotshare”), a leader in the Over the Top (“OTT”) Subscription Video on Demand (“SVOD”) market segment. OTT services are those that are provided digitally and directly from the publisher to the consumer. Our AVOD and SVOD networks interface with viewers via multiple digital delivery methods, including responsive web and smart TV (e.g. Roku, ChromeCast, AppleTV).

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

We operate in three areas:

•	Online Networks. In this business area, we distribute and exhibit video on-demand content directly to consumers across all digital platforms, such as smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks including Popcornflix. We also distribute third party owned content to end users across various digital platforms through our owned and operated network Pivotshare. Popcornflix delivers millions of advertisements every month and Pivotshare has approximately 25,000 active subscriptions. Our VOD content library includes over 35,000 hours of programming.

•	Television and Film Distribution. In this business area, we distribute television series and movies worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We own the copyright or hold long-term distribution rights to approximately 1,200 television series and feature films.

•	Television and Short-Form Video Production. In this business area, we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content.

Since our inception in January 2015, our business has grown rapidly. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. Summary data is as follows:

For the three months ended September 30, 2018 and 2017, our gross revenue was approximately $6.6 million and $0.0 million, respectively. For the nine months ended September 30, 2018 and 2017, our gross revenue was approximately $15.7 million and $2.3 million, respectively. These increases in gross revenue were primarily due to the acquisition of Screen Media in November 2017 and growth in our television and short-form production business. In the first three quarters of this year, we have exceeded all of last year’s gross revenue by approximately 50%.

Our Adjusted EBITDA for the three months ended September 30, 2018 and 2017 was $3.1 million and $(0.3) million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2018 and 2017 was $5.2 million and $0.5 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, our summary data is as follows:

	Year Ended December 31,
	2017	2016	2015
Gross revenue	$10,979,340	$8,118,632	$1,506,818
Net income (loss)	22,607,498	781,133	(753,463)
Adjusted EBITDA	4,008,524	3,776,673	38,524

Our plan is to use our solid core of television and short-form video production and television and film distribution activities to support the development and growth of a powerful portfolio of online VOD networks. Our production and distribution businesses generate current revenue and Adjusted EBITDA that we can use to fund our rapidly growing online VOD networks. We will seek to opportunistically acquire assets such as content libraries, digital publishers with content related to our own, and other VOD networks. We are also growing and acquiring multiple brands to support our online VOD networks (e.g. Popcornflix, Truli, and Chicken Soup for the Soul).

One of our fundamental objectives is to continue to grow our online VOD networks to create a “network of networks”. Our strategy is to build our library of video content through a combination of Chicken Soup for the Soul original video content and the opportunistic acquisitions of third-party video content libraries that we seek to make, such as our transformative acquisitions of Screen Media and Pivotshare. We will also seek to acquire other VOD networks to accelerate this growth. When we acquire video content libraries, we will seek to rapidly monetize these libraries through our traditional television and film distribution activity while retaining the right to use these libraries on our VOD networks thereby lowering our cost of content acquisition for these VOD networks.

Recent Developments

Acquisition of Pivotshare

Effective August 22, 2018, we acquired Pivotshare for approximately $258,000 in cash, the issuance of 134,000 shares of the Company’s 9.75% Series A Preferred Stock valued at $3,434,420 and the issuance of 74,235 shares of the Company’s Class A common stock valued at $731,957. A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price are being held in escrow for noncompete and nonsolicit obligations of Pivotshare and its stockholders.

Pivotshare started operations in 2010 and is a leader in the SVOD market segment. Pivotshare is comprised of a series of subscription-based VOD channels with 28,000 hours of programming across a variety of categories including music, sports, religion, arts and culture, lifestyle and family. The network generates approximately $2.5 million in annual gross billings and has approximately 25,000 paid subscriptions with average monthly billings of $9 per subscription.

Pivotshare interfaces with viewers via multiple digital delivery methods, including responsive web and smart TV (Roku, ChromeCast, AppleTV). Pivotshare provides an open, frictionless platform that enables content creators of any size to create their own branded VOD channels worldwide, while retaining ownership of their own content.

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $4.4 million has been allocated to the fair value of assets acquired and liabilities assumed, based on management’s analysis and information received from a preliminary independent third-party appraisal. The majority of the assets acquired were attributed to Pivotshare’s installed customer base as well as the non-compete agreement with its former chief executive officer.

Dividends

Series A Preferred Stock Dividends

We declared monthly dividends of $0.2031 per share on its Series A Preferred Stock to holders of record as of each month end for June through September 2018. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid through October 2018 was approximately $713,000.

Class A and Class B Common Stock Dividends

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

The Term Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum interest is payable monthly over a five-year period and required a one-time commitment fee of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable as $0.5 million in 2018, $1.0 million each in years 2019 through 2022 and $0.5 million in 2023. Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due, and required a one-time commitment fee of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%.

Preferred Stock Offering

Effective June 29, 2018, the Company completed the sale of 600,000 shares of its 9.75% Series A Preferred Stock at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. Holders of Series A Preferred Stock generally have no voting rights except for certain limited voting rights in circumstances where dividends payable on the outstanding Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Series A Preferred Stock is not convertible into common stock of the Company. If the Company liquidates, dissolves or winds up, holders of the Series A Preferred stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends before any payment is made to the holders of the Company’s Class A and Class B common stock.

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

Vacation Rental Potential Television Series

On March 28, 2018, we entered into an agreement with HomeAway.com relating to funding for a second season of the episodic television series entitled Vacation Rental Potential, which will be comprised of ten, half-hour episodes and fifty, one-minute short form videos. At HomeAway’s option, this second season may be expanded by an additional six, half-hour episodes.

This series will continue to provide viewers the information and inspiration needed to realize their dreams by showing them how to use of using real estate entrepreneurship to obtain a vacation home that transforms their family life. The Vacation Rental Potential slate was comprised 10, half-hour episodes in its first season.

Repurchase Program

On March 27, 2018, our board of directors approved a stock repurchase program (the “Repurchase Program”) that enables us to repurchase up to $5.0 million of our Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”).

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

As of November 12, 2018, we have repurchased 74,235 shares of our Class A common stock pursuant to the Repurchase Program.

Going From Broke Television Series

In July and August 2018, we signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., and Chegg Inc. to sponsor our fifth episodic television series entitled Going From Broke.

This series is comprised of 10, half-hour episodes to air on a broadcast or cable network. The series pairs a financial expert with a twenty-something trying to make their way out of debt; the host helps them examine their life and find ways to achieve financial security. The series is executive produced by Ashton Kutcher and is hosted by Chegg Inc.’s chief executive officer Dan Rosensweig.

Hidden Heroes Season 4

In September 2018, CSS entered into an agreement with a charitable foundation (the “Foundation”) under which the Foundation agreed to sponsor our sixth episodic television series, the fourth season of Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”). This family friendly show highlights the heroes in our midst, focusing on those that help others overcome obstacles in their life. The Foundation has funded all four seasons of Hidden Heroes.

Business

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded more than 24 million times. Popcornflix currently has a monthly average of two million active users.

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

In addition to Popcornflix, through our acquisition of Pivotshare, we derive online networks revenue from a number of aggregated and curated subscription-based VOD channels. We measure the gross billings of Pivotshare but only include our share of the gross billings in revenues in accordance with GAAP, which is 30% if with independent producers and 100% if owned by us.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or hold long-term distribution rights to approximately 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

Screen Media’s distribution capabilities across all media also allows us in many cases, to distribute our produced television series directly and eliminate certain distribution fees (as much as 30% of revenue) that we otherwise pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

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

We seek committed funding from corporate and foundation sponsors covering more than the production costs prior to moving forward with a series. Since we seek to secure both the committed funding and production capabilities for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects.

Corporate and foundation sponsors with which we have worked include HomeAway, Hilton Grand Vacations, American Humane, BISSELL Homecare, Inc., the Boniuk Foundation, Michelson Found Animals Foundation, the Morgridge Family Foundation, Chegg, Inc., Adobe Systems Inc., Handy Inc., Acorns Grow Inc. and State Farm. We are currently in discussions with numerous others. We generally retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value. Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current long-form video content projects include:

•	Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award winning Hidden Heroes is hosted by Brooke Burke-Charvet and has been renewed for its fourth season. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. All the fathers are different ages, races, and religions; however, they are all bound by the singular belief that raising their children is life’s greatest gift. In March 2018, the Company signed a licensing agreement with Netflix for the worldwide distribution of Being Dad. The series began to air on Netflix in August 2018.

•	Vacation Rental Potential. This series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to obtain a vacation home that transforms their family life. Hosted by Holly Baker, Vacation Rental Potential offers people insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. In March 2018, Vacation Rental Potential was renewed for a second season by HomeAway.

•	Going From Broke. In July and August 2018, we signed agreements with Acorns Grow, Inc.; Handy Technologies, Inc.; Adobe Systems Inc., and Chegg Inc. to provide funding for an episodic television series entitled Going From Broke. With an alarming increase of twenty-something year-olds with mounting student debt, this series will pair a financial expert with a college graduate trying to make their way out of the student and other debt, this series pairs a financial expert with a twenty-something trying to develop a plan that will lead to financial stability. The series is will comprised of 10, half-hour episodes. The show is being executive produced by Ashton Kutcher.

Our short-form video content, including our branded short-form video content known as Sips, and is typically exhibited through online video content distribution and social media platforms, such as YouTube, Facebook, MSN, and Yahoo, among others, as well as on the social media of Chicken Soup for the Soul and our sponsors.

Additionally, we derive video production revenue from our exclusive distribution relationship with A Plus, our affiliate, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. Our distribution relationship with A Plus allows us to accelerate the growth of our offering by providing us with content developed and distributed by A Plus that is complementary to the Brand.

Corporate Information

We are a Delaware corporation formed on May 4, 2016. We were formed to create video content opportunities using the Brand.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three and nine months ended September 30, 2018 and 2017, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly effect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

Reporting Segment

We operate in one reportable segment, the production and distribution of video content. We operate in the United States and internationally. We have entered into distribution agreements with a company that provides for the distribution of episodic television series in Europe. With the acquisition of Screen Media, we now have a presence in over 56 countries worldwide. We intend to continue to sell our video content internationally.

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

For 2018 and beyond, we have begun to sign some sponsorship contracts, and to begin production of some series, earlier in the year than in recent years, as we did in our recent renewal with HomeAway, and agreements with several sponsors for Going From Broke, which should result in more balanced revenue across the third and fourth quarters of the year. Additionally, revenue from both our online networks and television and film distribution business areas are more evenly spaced through the year which should result in more balanced revenue and Adjusted EBITDA across all quarters of each year. While the operating results in these areas are not as seasonal and therefore are more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

Financial Results of Operations

Revenue

Our online network revenue is derived from online streaming of Screen Media’s films and television programs on our owned and operated YouTube and Popcornflix networks as well as from online streaming of curated third- party content on niche-channels on our Pivotshare platform. Our television and film distribution revenue is derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms. Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that pay us for the production of short-form video content, half-hour or one-hour episodic television programs as well as short-form video content revenue derived from our exclusive distribution relationship with A Plus, our affiliate. Importantly, the inclusion of Screen Media’s results of operations beginning on the date of the acquisition has resulted in significant and material increases in our revenue and Adjusted EBITDA.

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

Interest Expense

For the three and nine month periods ended September 30, 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment. For the three and nine month ended September 30, 2017, our interest expense was comprised primarily of cash interest paid on the 5% senior secured term notes (“Term Notes”) and the Credit Facility. We also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2017

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of the year. We recognize television revenue as each episode or short-form video becomes available for delivery or becomes available for broadcast, and for short-form online videos produced under the A Plus distribution agreement, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year as we did recently with HomeAway for season 2 of Vacation Rental Potential, and several sponsors for Going From Broke, which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed each quarter. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for the majority of the annual total.

Revenue

The following table presents revenue line items for the three months ended September 30, 2018 and 2017 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Revenue:
Online networks	$1,788,937	28%	$48,466	100%	$1,740,471	*
Television and film distribution	2,510,462	39%	-	0%	2,510,462	*
Television and short-form video production	2,283,933	35%		0%	2,283,933	*
Total revenue	6,583,332	102%	48,466	100%	6,534,866	*
Less: returns and allowances	(107,300)	-2%	-	0%	(107,300)	*
Net revenue	$6,476,032	100%	$48,466	100%	$6,427,566	*

* Not Meaningful

Certain reclassifications were made within the components of 2017 revenue to conform to our 2018 presentation.

Our net revenue increased by $6.4 million for the three months ended September 30, 2018 compared to 2017. This increase in net revenue was primarily due to the inclusion of Screen Media’s results of operations, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue. In addition, no television and short-form video production revenue was recognized in 2017 as no episodes were available for delivery or broadcast in that quarter. In the three months ended September 30, 2017, all of our revenue recognized is attributed to our distribution agreement with A Plus (the “A Plus Distribution Agreement”) and included in online network revenue.

Our online networks revenue increased by $1.7 million for the three months ended September 30, 2018 compared to 2017, primarily due to Screen Media’s online streaming on Popcornflix and YouTube. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos. Revenue under the A Plus Distribution Agreement is recognized when videos are first posted to a website for viewing and when revenue is reported by the respective platforms and as advertisements are viewed in connection with those videos.

Our television and film distribution revenue was derived from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We acquired Screen Media in November 2017.

Our television and short-form video production revenue increased by $2.3 million for the three months ended September 30, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast or if already available, when an episode is licensed in other media or territories.

Online network revenue

Our online network revenue was 28% and 100% of net revenue for the three months ended September 30, 2018 and 2017, respectively. Our online revenue includes revenue generated from the subscription-based VOD third-party niche channels operating our Pivotshare platform and our online advertising-supported video on demand content on our owned and operated networks, Popcornflix and YouTube.

The results of operations of Pivotshare are combined with ours from the date of acquisition on August 22, 2018. Payments that Pivotshare is required to make to the content producers are reported as a reduction of our recorded amount of revenue.

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

Television and short-form video production revenue

We have now created 113 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In the three months ended September 30, 2018, the majority of our revenue was recognized relating to:

•	Original short-form video production of Going From Broke; and
•	Original episodic and short-form video production of Vacation Rental Potential season two.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$707,750	11%	$-	0%	$707,750	*
Film library amortization (non-cash)	1,033,983	16%	-	0%	1,033,983	*
Distribution costs	729,402	11%	-	0%	729,402	*
Total cost of revenue	$2,471,135	38%	$-	0%	$2,471,135	*
Gross profit	$4,004,898		$48,466		$3,956,430	*
Gross profit margin	62%		100%		-38%

* Not Meaningful

Our cost of revenue increased by $2.5 million for the three months ended September 30, 2018 compared to 2017. This increase resulted primarily from distribution costs of $0.7 million and non-cash film library amortization of $1.0 million, both attributable to Screen Media. As noted above, in the three months ended September 30, 2017, all of our revenue recognized was attributed to the A Plus Distribution Agreement, which is recorded on a net basis, and as a result, has no cost of revenue associated with it.

As a result of the above, gross profit margin for three months ended September 30, 2018 decreased to 62% from 100% in same period in 2017. If non-cash film library amortization is excluded, the gross profit margin for the three months ended September 30, 2018 would have been 78%.

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

For the three months ended September 30, 2018, the cost of revenue included amortization of programming cost related to Going From Broke and Vacation Rental Potential season two, to the extent the episodes generated revenue that was recognized in the period. For the three months ended September 30, 2017, there is no cost of revenue as noted above.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$2,082,794	32%	$690,676	1425%	$1,392,118	202%
Amortization	138,551	5%	-	0%	138,551	*
Management and license fees	647,602	10%	4,846	10%	642,756	*
Total operating expenses	$2,868,947	47%	$695,522	1435%	$2,173,425	312%

* Not Meaningful

Including amortization and non-cash share-based compensation, our total operating expenses were 47% of net revenue for the three months ended September 30, 2018 compared to 1,435% in the same period in 2017, and increased in absolute dollars by $2.2 million. This increase was primarily due to our acquisition of Screen Media and the hiring of additional employees for our sales team.

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,		Change
	2018	2017	Period over Period

Payroll, benefits and commissions	$550,930	$16,067	$534,863	*
Share-based compensation	243,592	182,581	61,011	33%
Outside professional services	295,024	289,916	5,108	2%
Public company costs and expenses	113,460	146,368	(32,908)	-22%
Bad debt expense	21,061	-	21,061	*
Other costs and expenses	858,727	55,744	802,983	*
	$2,082,794	$690,676	$1,392,118	202%

* Not Meaningful

Our selling, general and administrative expenses increased by $1.4 million for the three months ended September 30, 2018 compared to 2017. This increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for our sales team and the added costs associated with business growth. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $0.5 million for the three months ended September 30, 2018 compared to 2017. As noted above, this increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for business growth.

Bad debt expense of $21,061 represents the increase in the allowance for doubtful accounts of Screen Media based on our analysis regarding the collectability of accounts receivable.

Other costs and expenses increased by $0.8 million in the three months ended September 30, 2018 compared to 2017. This represents an increase in costs for rent, office expenses and other expenses related to the Screen Media acquisition and a general increase in other expenses due to business growth.

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

In both 2017 and 2018, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $243,592 and $182,581 of non-cash share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. We also recognized $25,000 and $40,538 respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total net revenue reported for the three month periods ended September 30, 2018 and 2017. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Cash Based:
Commercial Loan	$111,686	$-
Term Notes	-	27,400
Revolving line of credit - related party	-	36,802
	111,686	64,202
Non-Cash Based:
Amortization of debt discount	-	59,940
Amortization of deferred financing costs	21,435	-
	21,435	59,940
	$133,121	$124,142

We incurred interest expense on advances under our Commercial Loan for the three months ended September 30, 2018. In 2017, we incurred interest expense on our outstanding Term Notes and advances under the Credit Facility. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility in the three months ended September 30, 2017. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the three months ended September 30, 2018.

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

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by March 31, 2017 was approximately $2.5 million. The aggregate principal balance sold by May 2017 totaled $5.0 million. In June 2017, at the option of certain holders of the Term Notes, the Company converted approximately $0.9 million of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of approximately $4.1 million was paid in full.

Advances under the Credit Facility first occurred in May 2016. The net advances outstanding were $4.5 million just prior to our IPO. Immediately after our IPO, the net advance balance of $4.5 million was paid in full. As of June 30, 2018, the net advance of $1.7 million under the Credit Facility was fully repaid from the Commercial Loan advance.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended September 30, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both September 30, 2018 and 2017.

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

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months ended September 31, 2018 and 2017.

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

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2018	2017

Net loss available to common stockholders, as reported	$(97,925)	$(522,639)
Preferred dividends	422,779	-
Provision for (benefit from) income taxes	512,000	(246,000)
Interest expense, net of interest income	116,265	121,583
Film library amortization, included in cost of revenue (non-cash)	1,033,983	-
Share-based compensation expense	243,592	182,581
Acquisition-related costs and other one-time consulting fees	257,832	-
Screen Media platform launch costs	270,000	-
Reserve for bad debt	21,061	-
Amortization	138,551	-
Organization costs and directors costs, prior to IPO	-	123,887
All other nonrecurring costs	198,973	-
Adjusted EBITDA	$3,117,110	$(340,588)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2017

As noted above under “Seasonality and Cyclicality”, to date the vast majority of our revenue, and therefore our earnings, was recognized in the fourth quarter of the year. We recognize television revenue as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, as the videos are posted to a website for viewing. For 2018 and beyond, we will seek to sign sponsorship contracts, and to begin production of series, throughout the year as we did recently with HomeAway for season 2 of Vacation Rental Potential, and with several sponsors for Going From Broke, which should result in more balanced revenue across all quarters of each year over time. Additionally, Screen Media’s operating results are not generally seasonal and therefore are approximately evenly distributed over its fiscal quarters. As a result, in 2018 and thereafter, we expect our revenue and profits to be more evenly distributed among our fiscal quarters, with our fourth quarter revenue and Adjusted EBITDA accounting for majority of the annual total.

Revenue

The following table presents revenue line items for the nine months ended September 30, 2018 and 2017 and for the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Revenue:
Online networks	$3,175,520	21%	$398,745	18%	$2,776,775	696%
Television and film distribution	7,785,427	52%	-	0%	7,785,427	*
Television and short-form video production	4,719,214	31%	1,859,536	82%	2,859,678	154%
Total revenue	15,680,161	104%	2,258,281	100%	13,421,880	594%
Less: returns and allowances	(553,294)	-4%	-	0%	(553,294)	*
Net revenue	$15,126,867	100%	$2,258,281	100%	$12,868,586	570%

* Not Meaningful

Certain reclassifications were made within the components of 2017 revenue to conform to our 2018 presentation.

Our net revenue increased by $12.9 million, or 570%, for the nine months ended September 30, 2018 compared to 2017. This over six-fold increase in net revenue was primarily due to the inclusion of Screen Media’s results of operations, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online networks revenue increased by $2.8 million for the nine months ended September 30, 2018 compared to 2017, primarily due to Screen Media’s online streaming on Popcornflix and YouTube. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos. Revenue under the A Plus Distribution Agreement is recognized when videos are first posted to a website for viewing and when revenue is reported by the respective platforms and as advertisements are viewed in connection with those videos.

Our television and film distribution revenue was derived from Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We acquired Screen Media in November 2017.

Our television and short-form video production revenue increased by $2.9 million, or 154%, for the nine months ended September 30, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast or if already available, when an episode is licensed in other media or territories.

Online network revenue

Online network revenue was 21% and 18% of net revenue for the nine months ended September 30, 2018 and 2017, respectively. Our online revenue includes revenue generated from the subscription-based VOD third-party niche channels operating on our Pivotshare platform and our online advertising-supported video on demand content on our owned and operated networks, Popcornflix and YouTube.

The results of operations of Pivotshare are combined with ours from the date of acquisition on August 22, 2018. Payments that Pivotshare is required to make to the content producers are reported as a reduction of our recorded amount of revenue.

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

Television and short-form video production revenue

We have now created 113 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In the nine months ended September 30, 2018, the majority of our revenue was recognized relating to:

•	Chicken Soup for the Soul’s Hidden Heroes season three airing on The CW Network and revenue relating to international distribution for seasons one, two and three,
•	Vacation Rental Potential season one airing on A&E and FYI networks as well as revenue relating to international distribution,
•	Vacation Rental Potential season two original episodic and short-form video production, and
•	Going From Broke original short-form video production.

In the nine months ended September 30, 2017, revenue was primarily recognized relating to the Chicken Soup for the Soul original production of Chicken Soup for the Soul’s Hidden Heroes season 2 on the CBS Network and international distribution of Project Dad.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs. Revenue is also generated from advertising from these series and from our short-form video content, including our Sips.

Cost of Revenue

The following table presents cost of revenue line items for the nine months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$1,558,251	10%	$794,923	35%	$763,328	96%
Film library amortization (non-cash)	3,656,515	24%	-	0%	3,656,515	*
Distribution costs	2,147,846	14%	-	0%	2,147,846	*
Total cost of revenue	$7,362,612	49%	$794,923	35%	$6,567,689	826%
Gross profit	$7,764,255		$1,463,358		$6,300,896	431%
Gross profit margin	51%		65%		-13%

* Not Meaningful

Our cost of revenue increased by $6.6 million for the nine months ended September 30, 2018 compared to 2017. This increase resulted primarily from distribution costs of $2.1 million and non-cash film library amortization of $3.7 million attributable to Screen Media. As a result of the above, gross profit margin for the nine months ended September 30, 2018 decreased to 51% from 65% in same period in 2017, although if non-cash deductions are excluded, the gross profit margin would have been 76%.

As a result of the above, gross profit margin for nine months ended September 30, 2018 decreased to 51% from 65% in same period in 2017. If non-cash film library amortization is excluded, the gross profit margin for the three months ended September 30, 2018 would have been 76%.

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

For the nine months ended September 30, 2018, total cost of revenue consisted primarily of amortization of programming cost for Chicken Soup for the Soul’s Hidden Heroes season three, Vacation Rental Potential season one and two, and Going From Broke, to the extent the episodes generated revenue that was recognized in the period. For the nine months ended September 30, 2017, total cost of revenue consisted primarily of amortization of programming costs for Chicken Soup for the Soul’s Hidden Heroes season two, to the extent the episodes generated revenue that was recognized in the period.

Operating Expenses

The following table presents operating expense line items for the nine months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$6,371,237	42%	$1,505,589	67%	$4,865,648	323%
Amortization	164,619	1%	-	0%	164,619	*
Management and license fees	1,512,687	10%	225,828	10%	1,286,859	570%
Total operating expenses	$8,048,543	53%	$1,731,417	77%	$6,317,126	365%

* Not Meaningful

Including amortization and non-cash share-based compensation, our total operating expenses were 53% of net revenue for the nine months ended September 30, 2018 and 77% of net revenue for the same period in 2017, and increased in absolute dollars by $6.3 million. This increase was primarily due to our acquisition of Screen Media and the hiring of additional employees for our sales team.

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended
	September 30,		Change
	2018	2017	Period over Period
Payroll, benefits and commissions	$2,508,343	$149,285	$2,359,058	*
Share-based compensation	736,792	474,772	262,020	55%
Outside professional services	1,173,004	564,934	608,070	108%
Public company costs and expenses	267,173	148,185	118,988	80%
Bad debt expense	161,212	-	161,212	*
Other costs and expenses	1,524,713	168,413	1,356,300	*
	$6,371,237	$1,505,589	$4,865,648	323%

* Not Meaningful

Our selling, general and administrative expenses increased by $4.9 million for the nine months ended September 30, 2018 compared to 2017. As noted above, this increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for our sales team and the added costs associated with business growth. See “Use of non-GAAP Financial Measure,” above for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $2.4 million for the nine months ended September 30, 2018 compared to 2017. As noted above, this increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for business growth.

Our outside professional services increased by $0.6 million in the nine months ended September 30, 2018 compared to the prior year period. We regularly utilize public relations and investor relations firms now that we are a publicly traded company. Further, we occasionally use strategic advisors to advise us on possible acquisitions, mergers and joint ventures.

Public company costs and expenses include costs incurred to establish us as a public company and to maintain that designation. In the nine months ended September 31, 2018, we incurred $0.3 million of expense primarily from SEC related fees, directors’ and officers’ insurance coverage and NASDAQ fees, compared to $0.1 million of cash compensation paid to our board of directors in the same period of 2017.

Bad debt expense of $0.2 million represents the increase in the allowance for doubtful accounts of Screen Media based on our analysis regarding the collectability of accounts receivable.

Other costs and expenses increased by $1.4 million in the nine months ended September 30, 2018 compared to 2017. This represents increases in costs for rent, office expenses and other related to the Screen Media acquisition and a general increase in other expenses due to business growth.

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

In both 2017 and 2018, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. For the nine months ended September 30, 2018 and 2017, we recognized $736,792 and $474,772, respectively of non-cash share-based compensation expense. We also recognized $75,000 and $80,534 respectively of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total revenue reported for each of the nine months ended September 30, 2018 and 2017. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

The following table presents cash based and non-cash based interest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash Based:
Commercial Loan	$185,947	$-
Term Notes	-	136,526
Revolving line of credit - related party	30,267	130,474
	216,214	267,000
Non-Cash Based:
Amortization of debt discount	-	865,833
Amortization of deferred financing costs	35,725	43,747
	35,725	909,580
	$251,939	$1,176,580

We incurred interest expense on advances under our Commercial Loan and advances under the Credit Facility (prior to it being paid in full) for the nine months ended September 30, 2018. In 2017, we incurred interest expense on our outstanding Term Notes and advances under the Credit Facility. We also recorded non-cash based interest discount equal to the amortization of the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility in the nine months ended September 30, 2017. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the nine months ended September 30, 2018.

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

The sale of Term Notes first occurred in July 2016. The aggregate principal balance sold by March 31, 2017 was approximately $2.5 million. The aggregate principal balance sold by May 2017 totaled $5.0 million. In June 2017, at the option of certain holders of the Term Notes, the Company converted approximately $0.9 million of Term Notes into 102,060 Class A common shares. Immediately after our IPO, the aggregate principal balance outstanding on the Term Notes of approximately $4.1 million was paid in full.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the nine months ended September 30, 2017, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both September 30, 2018 and 2017.

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

Use of Non-GAAP Financial Measure

See “RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2017” above, for a description of:

- our affiliate resources and obligations.

- our use of non-GAAP financial measures, and

- our definition of Adjusted EBITDA.

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,
	2018	2017
Net loss available to common stockholders, as reported	$(2,093,662)	$(1,355,071)
Preferred dividends	422,779	-
Provision for (benefit from) income taxes	927,000	(87,000)
Interest expense, net of interest income	231,462	1,174,011
Film library amortization, included in cost of revenue (non-cash)	3,656,515	-
Share-based compensation expense	736,792	474,772
Acquisition-related costs and other one-time consulting fees	428,132	-
Screen Media platform launch costs	270,000	-
Reserve for bad debt	161,212	-
Amortization	164,619	-
Organization costs and directors costs, prior to IPO	-	290,124
All other nonrecurring costs	296,251	-
Adjusted EBITDA	$5,201,100	$496,836

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

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end June through October 2018. Total dividends paid from July through the date of this report were approximately $713,000.

Class A and Class B Common Stock Dividends

As described above under “Recent Developments”, on July 27, 2018, we declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

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

Beginning in December 2016 and through March 2017, we sold in a separate private placement to accredited investors approximately $1.0 million of units, consisting of an aggregate of 150,112 shares of Class A common stock and Class W warrants to purchase an aggregate of 45,034 shares of Class A common stock.

Cash Flows

To date, our principal source of liquidity has been from our financing activities. Our cash and cash equivalents balance was $12.3 million as of September 30, 2018 and $2.2 million as of December 31, 2017. Cash flow information for the nine months ended September 30, 2018 (“2018”) and September 30, 2017 (“2017”) is as follows:

	Nine Months Ended September 30,		Change in
	2018	2017	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(3,294,867)	$(6,594,161)	$3,299,294	50.0%
Investing activities	(544,528)	(3,671,456)	3,126,928	85.2%
Financing activities	13,908,883	19,834,943	(5,926,059)	-29.9%
Net increase in cash and cash equivalents	$10,069,488	$9,569,326	$500,162	5.2%

Operating Activities

For the nine months ended in 2018, our operating activities required a net use of cash totaling $3.3 million as we adjusted to the operations of Screen Media. This net use of cash from operating activities resulted primarily from our investment in on-air and in-development programming and film library distribution rights totaling $10.1 million. This was offset in part by amortization of programming costs and our film library of $5.2 million and our non-cash share-based compensation and our reserve for bad debts and returns of $1.5 million.

For the nine months ended in 2017, our operating activities required a net use of cash of $6.6 million. This use of cash resulted primarily from our investment in on-air and in-development programming costs of $4.3 million and increased prepaid distribution fees related to APlus of $1.5 million. Additionally, the net use of cash was impacted by increased trade accounts receivable of $1.1 million due primarily to payments to be received for Hidden Heroes, increase in prepaid expenses of $1.2 million for costs incurred and deferred related to the IPO and decrease in accounts payable and deferred income taxes of $0.5 million. The above was offset in part, by non-cash share-based compensation and non-cash amortization of debt discounts and deferred financing costs of $1.4 million, as well as amortization of programming costs of $0.8 million.

Investing Activities

For the nine months ended in 2018 and 2017, our investing activities required a net use of cash totaling $0.5 million and $3.7 million, respectively. This resulted primarily from an increase in our due from affiliated companies’ balance.

Financing Activities

For the nine months ended in 2018, our financing activities provided net cash totaling $13.9 million. This resulted primarily from proceeds from the sale of our preferred stock of $16.1 million and net proceeds received from our Commercial Loan of $7.5 million, offset in part by the full repayment of our Credit Facility of $1.7 million. Financing activities were also decreased by the payment of stock issuance costs of $1.3 million and the repurchase of our common stock in the open market for $0.6 million, pursuant to our Stock Repurchase Program.

For the nine months ended in 2017, our financing activities provided net cash of $19.8 million. This resulted primarily from the proceeds from IPO of $26.9 million, the proceeds from the sale of Class A common stock in a private placement of $1.4 million. Financing activities were also decreased by the net repayments of our Credit Facility of $3.5 million, net repayment of notes payable of $2.1 million and payment of stock issuance cost of $2.9 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2 – Unregistered Sales of Equity Securities

Share Issuance and Warrants

In August 2018, we completed our acquisition of all the capital stock of Pivotshare for approximately $258,000 in cash, the issuance of 134,000 shares of the Company’s 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) and the issuance of 74,235 shares of the Company’s Class A common stock.

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

Beginning in December 2016 and through March 2017, the Company sold in a separate private placement to accredited investors approximately $1.0 million of units, consisting of an aggregate of 150,112 shares of Class A common stock and Class W warrants to purchase an aggregate of 45,034 shares of Class A common stock.

During May and June 2017, the Company sold in two separate equity private placements, a total of an aggregate of 55,000 shares of Class A common stock and Class Z warrants to purchase an aggregate of 50,000 shares of Class A common stock.

In June 2017, at the election of certain holders of the Company’s notes payable (“Term Notes”), the Company converted approximately $0.9 million of Term Notes into 102,060 Class A common shares at a conversion price per share of $9 and issued Class Z warrants to purchase an aggregate of 30,618 shares of Class A common stock at $12 per share, to those noteholders that elected to convert.

Stock Option Grants

During the nine months ended September 30, 2018, the Company granted a stock option to an employee to acquire 10,000 shares of its Class A common stock at $9.22 per share (the “Option”) valued at $47,280. The Option was granted pursuant to the Company’s 2017 Long Term Incentive Plan. The Option vests quarterly over the three-year period from the date of grant.

In August 2018, the Company granted stock options to two employees of Pivotshare to acquire 22,500 shares of its Class A common stock at $9.86 per share (the “Options”) valued at $110,115. The Options were granted pursuant to the Company’s 2017 Long Term Incentive Plan and vest annually over the three-year period from the date of grant.

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
(Registrant)

/s/ Daniel M. Pess
Daniel M. Pess
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 13, 2018	(Principal Executive Officer)

