Form 10-K
period 2018-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-04-01
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, $.0001 par value per share	Nasdaq Global Market

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the common stock held by non-affiliates of the registrant at June 29, 2018 using our closing price on June 30, 2018, our most recent second quarter, was $35,678,018.

The number of shares of Common Stock outstanding as of March 28, 2019 totaled 11,970,743 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	4,153,505
Class B common stock, $.0001 par value per share*	7,817,238

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, intentions and strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “target,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated.

Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Report under the heading “Risk Factors,” which are incorporated herein by reference.

Important factors that may affect our actual results include:

•	our limited operating history;

•	our financial performance, including our ability to generate revenue;

•	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;

•	ability of our content offerings to achieve market acceptance;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	potential ability to obtain additional financing when and if needed;

•	ability to protect our intellectual property;

•	ability to complete strategic acquisitions;

•	ability to manage growth and integrate acquired operations;

•	potential liquidity and trading of our securities;

•	regulatory or operational risks;

•	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Report and the documents we have filed as exhibits to this Report completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

ii

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

•	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;

•	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;

•	“CSS Holdings” means Chicken Soup for the Soul Holdings, the parent company of CSS and our ultimate parent company;

•	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;

•	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE; and

•	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE.

ITEM 1. Business

Overview

CSSE is a growing media company building online video-on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. We own Popcornflix®, a popular online advertiser-supported VOD (“AVOD”) network, Pivotshare, a subscription-based VOD (“SVOD”) network, Truli.com, a faith-based AVOD network, and four additional AVOD networks. These VOD networks collectively have rights to exhibit tens of thousands of hours of movies and television episodes to our millions of monthly unique visitors. Another subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also curate, produce and distribute long- and short-form video content that brings out the best of the human spirit, and distribute the online content of our U.S. based subsidiary, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers.

All of our online networks are available for all screens, including mobile devices. We expect the increasingly widespread penetration of 5G mobile networks, with virtually no latency and 10 times the download capacity of 4G, to be an accelerator of mobile video consumption.

We have an exclusive, perpetual and worldwide license agreement (“CSS License Agreement”) with our intermediate parent, CSS, a publishing and consumer products company, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”).

We operate in three areas:

•	Online Networks. In this business area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks including Popcornflix® and Truli. We also distribute our own and third-party owned content to end users across various digital platforms through our owned and operated SVOD network Pivotshare. Popcornflix® delivers tens of millions of advertisements every month and Pivotshare has approximately 25,000 active subscriptions. Our VOD content library includes over 37,000 hours of programming. Our AVOD networks have over 3 million monthly unique visitors. We generate advertising revenues primarily by serving video advertisements to our streaming viewers. In March 2019, we entered into an agreement to form a joint venture with Crackle, Inc. (“Crackle”) which is currently a business of Sony Pictures Television (“SPT”) to build a VOD business. Crackle has agreed to contribute certain assets comprising its Crackle AVOD network, to the joint venture and we agreed to contribute our VOD networks and assets. Subject to satisfaction of closing conditions, we expect to close the acquisition and launch the joint venture on or around May 2019. The joint venture will be branded “Crackle Plus”.

•	Television and Film Distribution. In this business area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to approximately 1,500 television series and feature films.

•	Television and Short-Form Video Production. In this business area, we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provide us with content developed and distributed by A Plus that is complementary to the Brand.

Since our inception in January 2015, our business has grown rapidly. For the full year 2018, our net revenue was $26.9 million, as compared to 2017 net revenue for the full year of $10.7 million. This increase was primarily due to the revenue impact of Screen Media, the acquisition of Pivotshare in August of 2018, and increased production revenue. We had net losses of $2.0 million in 2018, as compared to net income of $21.1 million in 2017. Our 2018 Adjusted EBITDA (excluding the accounting impact of our acquisition of A Plus) was $11.3 million, as compared to 2017 Adjusted EBITDA of $4.0 million (excluding a gain on bargain purchase of $24.3 million related to the 2017 Screen Media acquisition).

Business Strategy

Our vision is to use our solid core of traditional media production and distribution assets to build a powerful portfolio of online VOD networks and assets. Our production and distribution businesses generate current revenue and Adjusted EBITDA to fund our rapidly growing online networks. We will build and acquire assets such as content libraries, digital publishers with content related to our own, and stand-alone VOD networks. Adjusted EBITDA is defined in the section titled “—Reconciliation of Historical GAAP Net Income as Reported to Adjusted EBITDA”.

One of our fundamental objectives is to continue to grow our VOD networks to create a “network of networks” as we continue to increase our content offerings to critical mass. Our strategy is to build our library of video content through a combination of Chicken Soup for the Soul original video content and opportunistic acquisitions of third-party video content libraries, such as our transformative acquisition of Screen Media, or other rights to video content as distressed networks seek to monetize their content libraries. Strategically, the proliferation of video content networks continues to create opportunities for us to aggregate existing networks under a single portal, acquire content and networks from distressed owners.

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer VOD market through Popcornflix® which has an extensive footprint with apps that have been downloaded more than 27 million times.

Popcornflix® is one of the largest AVOD services. Under the Popcornflix® brand, we operate a series of direct-to consumer advertising supported channels. On Popcornflix®, we have the rights to exhibit more than 3,000 films and approximately 60 television series comprised of approximately 1,500 episodes, with new content added regularly. As a “free-to-consumer” digital streaming channel, Popcornflix® is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic Internet-connected televisions, among others. Popcornflix® is currently available in 56 countries and territories, including the United States, United Kingdom, Canada, Australia, the Scandinavian countries, Germany, France, Hong Kong and Singapore, with additional countries and territories to be added.

While Popcornflix® is currently an advertiser-supported VOD network, we have also begun to also expand in SVOD networks.

Our entry into subscription-based VOD was initiated by our acquisition of the Pivotshare VOD network in August 2018. Pivotshare is comprised of a series of subscription-based VOD channels with 28,000 hours of programming. Pivotshare generates approximately $2.5 million in gross billings and has approximately 25,000 paid subscriptions with average monthly billings of $9 per subscription.

In October 2018, we completed the acquisition of the assets of Truli Media Corp., a nascent global family-friendly and faith-based online video channel (“Truli”). The Truli content library includes 2,500 hours of programming and brings us an additional 630,000 Facebook fans. Truli’s content fits strategically in our plans and includes film, television, music videos, sports, comedy, and educational material. With the completion of the acquisition, Truli became our seventh advertiser-supported VOD channel.

On March 27, 2019, we entered into an agreement (“Contribution Agreement”) with Crackle, Inc. (“Crackle”), which is currently a business of Sony Pictures Television (“SPT”), one of the television industry’s leading content providers, to contribute our respective VOD businesses to a newly-formed joint venture entity, Crackle Plus, LLC. The combined VOD businesses will be branded “Crackle Plus”. Pursuant to the Contribution Agreement, we agreed subject to satisfaction of closing conditions, to contribute assets relating to our VOD business and to assign to Crackle Plus the rights to use the Brand in VOD and Crackle agreed to contribute to Crackle Plus certain assets relating to the Crackle VOD business.

We believe that Crackle Plus will be one of the largest providers of free AVOD service in the United States with an expected approximately 10 million monthly unique users on our owned and operated networks with an audience of millions more served through our advertising representation network. We anticipate that Crackle Plus will have 26 million registered users. Crackle Plus will be highly competitive in the growing AVOD space as it is expected to launch with over 100 VOD networks and more than 90 content partnerships, assuming full contribution by the parties upon the terms of, and after closing of the Contribution Agreement. Upon launch, we believe Crackle Plus will stream over 1.3 billion minutes per month. The addition of Crackle Plus to our company is expected to more than double our overall annual revenue and will add meaningful EBITDA. The transaction is expected to close on or around May 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or long-term distribution rights to approximately 1,700 hours of television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through direct relationships across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

Screen Media’s distribution capabilities across all media gives us the ability to distribute our produced television series directly and may eliminate the distribution fees (as much as 30% of revenue) that we currently pay to third parties for distribution of the rights we retain when we produce series with our sponsors. We believe that the cost savings from Screen Media’s distribution capabilities may enhance our revenue and profits from our produced television series.

We have distribution licensing agreements with numerous digital services across all major platforms, such as cable and satellite VOD and Internet VOD, which includes TVOD for rentals or purchases of films, AVOD for free-to-viewer streaming of films supported by advertisements and SVOD for unlimited access to films for a monthly fee.

Our cable and satellite VOD distribution agreements include those with DirecTV, Optimum (Altice USA), Verizon and In Demand (owned by Comcast, Charter and Cox). Our Internet VOD distribution agreements include those with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony and Vudu, among others.

We are rapidly expanding international distribution of our content through agreements with Film Mode Entertainment, iTunes, Sony PlayStation and Xbox, among others. Under these agreements, our titles are available on iTunes, Sony PlayStation and Xbox in the United Kingdom, Australia, France, Germany, Italy and Hong Kong, with additional territories added regularly.

Television and Short-Form Video Production

We utilize the Chicken Soup for the Soul brand, together with our management’s industry experience and expertise, to generate revenue through the production and distribution of video content with sponsors. We partner with sponsors and use highly-regarded independent producers to develop and produce video content. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. We currently have producer agreements or arrangements in place with a number of these producers, including Litton Entertainment (a Hearst company). We anticipate entering into relationships with additional independent producers.

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

Corporate and foundation sponsors with which we work include HomeAway, Hilton Grand Vacations, American Humane, Chegg, Acorns, the Boniuk Foundation, State Farm, Michelson Found Animals Foundation and the Morgridge Family Foundation, and we are currently in discussions with numerous others. We endeavor to retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value.

In December 2018, we acquired all of the outstanding capital stock of A Plus, an affiliate of ours. Prior to the acquisition, A Plus was majority owned by an affiliate of CSS and, pursuant to a Distribution Agreement, we had the exclusive worldwide rights to distribute all video content (in any and all formants) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus, and we received a net distribution fee equal to 30% of gross revenue generated by the distribution of the A Plus video content. As a result of the acquisition, the Distribution Agreement was terminated, resulting in our retention of 100% of the revenues generated by A Plus going forward, along with projected cost savings in 2018, and over $5 million for our company in 2019.

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current long-form video content projects include:

•	Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award-winning Hidden Heroes was hosted by Brooke Burke. The series third season was on The CW Network. The Boniuk Foundation has agreed to sponsor a fourth season of Hidden Heroes with a new host. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes. Hidden Heroes was nominated for an Emmy award for “Outstanding Children’s or Family Viewing Series” in March 2019.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. The fathers are all bound by the singular belief that raising their children is life’s greatest gift. In August 2018, the series began streaming on Netflix.

•	Vacation Rental Potential. This television series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to afford a vacation home for their family. Hosted by Holly Baker, Vacation Rental Potential offers insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. Its second season is currently airing on A&E Network. The series was nominated for a Real Screen award in the “Digital and Branded Content: Brand-Funded Content” category.

•	Going From Broke. Ashton Kutcher is the executive producer on this new series about the 44 million young Americans that are today saddled with student and credit card debt totaling nearly $1.5 trillion. Recent college graduates have no idea how to dig themselves out of their financial disaster. Going From Broke is hosted by money expert Dan Rosensweig, CEO of multi-billion dollar company Chegg. Throughout the series, Dan helps these millennials deal with their financial challenges.

•

Chicken Soup for the Soul’s Animal Tales (“Animal Tales”). This series is sponsored by Chicken Soup for the Soul Pet Food and American Humane, the country’s first national humane organization. This series celebrates everything pets and animals add to our lives. The series will bring awareness to the Chicken Soup for the Soul mission of helping all pets eat well, whether that’s by making super premium pet food that is affordable or donating millions of meals to shelter pets every year. The show premiered on the CW Network in January 2019 hosted by Eva La Rue.

Our short-form video content, including our branded short-form video content known as Sips, is receiving increased focus from our advertisers and sponsors. Such short-form video content is typically exhibited through online video content distribution through A Plus and various social media platforms, such as YouTube, Facebook, as well as on the social media channels of Chicken Soup for the Soul and our sponsors. A Plus is adding more short-form video content, and we are focusing on acquisitions in this space. Increasing revenue from short-form video will make our business less lumpy and assist in reducing the relative size of fourth quarter revenue compared to other quarters.

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

Intellectual Property

We are party to the CSS License Agreement (as defined) through which we have been granted the perpetual, exclusive, worldwide license by CSS to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Chicken Soup for the Soul and related names are trademarks owned by CSS. We have the proprietary rights (including copyrights) in all our Sips and company-produced content. With the acquisition of Screen Media, the Company now owns copyrights or global long-term distribution rights to Screen Media film library as well as ownership of Screen Media’s AVOD application Popcornflix®.

We rely on a combination of confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights.

Employees

As of December 31, 2018, we had 40 direct employees. We expect to add a material number of Crackle employees upon consummation of our joint venture transaction. The services of certain personnel, including our chairman and chief executive officer, vice chairman and chief strategy officer, our senior brand advisor and director, and chief financial officer, are provided to us under the CSS Management Agreement. We also utilize many consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment.

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

Internet Address and Availability of Filings

We maintain a website at www.cssentertainment.com. The Company makes available, free of charge, on or through its internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Exchange Act report filed during the year ended December 31, 2018.

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

We may remain an “emerging growth company” until as late as December 31, 2022, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (a) we have more than $1.07 billion in annual revenue in any fiscal year, (b) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (c) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

All of our tangible and intangible property is pledged to secure existing indebtedness.

All of our tangible and intangible property, including accounts receivable and intellectual property, is pledged under a first priority security interest to secure our repayment obligations under indebtedness owed to Patriot Bank, N.A. under our Credit Facility, as described under “Management’s Discussion and Analysis of Operating and Financial Condition – Liquidity and Capital Resources - “Credit Facility.” In the event the holder of such indebtedness takes action with respect to our assets in connection with any default under the Credit Facility, we may not be able to continue our operations.

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

We currently have limited internal production and distribution capabilities and are reliant on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce and distribute video content on a cost-efficient basis, and our reliance on such third parties could lessen the control we have over the projects, despite our approval rights. Should the third-party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. Further, we cannot be assured of entering into favorable agreements with such third-party producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects.

An integral part of our strategy is to initially minimize our production and distribution costs by utilizing funding sources provided by others, however, such sources may not be readily available.

The production and distribution of video content require a significant amount of capital. As part of our strategy, we will initially seek to fund the production and distribution of our video content through the payment of upfront fees by sponsors, licensors, broadcast, cable and satellite outlets and other producers and distributors, as well as through other initiatives, such as government tax incentives. Funding for our video content projects from the aforementioned sources or other sources may not be available on attractive terms or at all, as and when we need such funding. To the extent we are not able to secure agreements by which upfront fees are paid to us, we may need to curtail the amount of video content being produced or use our operating or other funds to pay for such video content, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

As we grow, we may seek to fund and produce more of our video content directly, subjecting us to significant additional risks.

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

Historically, we have derived most of our revenue from a limited number of video content offerings and clients. While we continue to expand the number and type of our video content offerings, including through our acquisition of Screen Media, Pivotshare, Truli, and A Plus, we will need to continue to expand and broaden our video content offerings, the distribution channels into which they are placed, the clients to which we sell and the production and financing relationships utilized to create such video content to ensure that we are not reliant on a limited number of offerings or distribution partners in the future. A failure to continue to expand and broaden our video content offerings, client base or distribution, production and financing relationships could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If studios, content providers or other rights holders refuse to license content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide content depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. If studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to provide content will be adversely affected and/or our costs could increase.

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

We are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Affiliate Resources and Obligations — CSS Management Agreement”, “CSS License Agreement” and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. Accordingly, in the aggregate, at least 10% of our gross revenue will be paid to our affiliates on a continuous basis and will not be otherwise available to us.

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

To date we have reported the vast majority of our revenue and net income in the fourth quarter of each year. We have begun to sign sponsorship contracts, and are beginning production of some series, earlier in the year than in recent years. This has resulted in more balanced revenue across the year. Additionally, revenue from both our online networks and television and film distribution business areas are more evenly spaced throughout the year, which should result in more balanced revenue, net income and Adjusted EBITDA going forward across all quarters of each year. While the operating results in these areas are expected to be more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flows may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare a monthly dividend. If our operating results fall below the expectations of investors or securities analysts, the price of our Common Stock and our Series A preferred stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products and services;
•	introduction of competing products;
•	our operating expenses which fluctuate due to growth of our business;
•	timing and popularity of new video content offerings and changes in viewing habits or the emergence of new content distribution platforms; and
•	variable sales cycle and implementation periods for content and services.

As a result of the foregoing and other factors, our results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

Distributors’ failure to promote our video content could adversely affect our revenue and could adversely affect our business results.

We will not always control the timing and manner in which our licensed distributors distribute our video content offerings. However, their decisions regarding the timing of release and promotional support are important in determining our success. Any decision by those distributors not to distribute or promote our video content or to promote our competitors’ video content to a greater extent than they promote our content could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We intend to increase the distribution of our video content outside the U.S. and thereby derive significant revenue in foreign jurisdictions. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;

•	changes in local regulatory requirements, including restrictions on video content;

•	differing cultural tastes and attitudes;

•	differing and more stringent user protection, data protection, privacy and other laws;

•	differing degrees of protection for intellectual property;

•	financial instability and increased market concentration of buyers in foreign television markets;

•	the instability of foreign economies and governments;

•	fluctuating foreign exchange rates;

•	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

•	war and acts of terrorism.

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

Video content piracy is extensive in many parts of the world, including South America, Asia, and certain Eastern European countries, and is made easier by technological advances and the conversion of video content into digital formats. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of video content on DVDs, Blu-ray discs, from pay-per-view through set-top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of our video content could have an adverse effect on our business.

We rely upon a number of partners to offer streaming of content to various devices.

We currently offer viewers the ability to receive streaming content through a host of internet-connected devices, including internet-enabled televisions, digital video players, game consoles and mobile devices, using third-party platforms and our own AVOD platforms, including Popcornflix and Truli, and our SVOD network, Pivotshare. We intend to continue to broaden our capability to instantly stream content to other platforms and partners over time. We do not own any of the technology utilized by third parties in the distribution of our content. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. In addition, technology changes may require that our partners update their platforms. If partners do not update or otherwise modify their platforms, our service and our viewers’ use and enjoyment could be negatively impacted.

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

In addition to our websites, we use third-party applications, websites, and social media platforms to promote our video content offerings and engage consumers, as well as monitor and collect certain information about consumers. There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information. Many foreign countries have adopted similar laws governing individual privacy, such as the recent adoption of the EU’s General Data Protection Regulation (“GDPR”) and some of which are more restrictive than similar United States laws. If our online activities were to violate any applicable current or future laws and regulations that limit our ability to collect, transfer, and use data, we could be subject to litigation and regulatory actions, including fines and other penalties. Internationally, we may become subject to evolving, additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us such as recent adoption of the EU’s GDPR. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our operations.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenue exceeds $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year.

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

We may not realize the advantages we expect from Crackle Plus; there may be unanticipated risks

On March 27, 2019, we entered into a Contribution Agreement with Crackle, Inc., pursuant to which we and Crackle would contribute certain assets relating to our respective VOD businesses to a joint venture entity, Crackle Plus. We expect the Contribution Agreement and the transactions contemplated therein to close on or around May 2019. However, it is uncertain whether the Contribution Agreement will be consummated. We have diverted, and will continue to divert, management resources towards the consummation of the Contribution Agreement.

If the Contribution Agreement is not consummated as originally proposed, we may not realize any potential benefits of the joint venture entity. Our inability to consummate the Contribution Agreement could create uncertainty with respect to our business, delay us from pursuing other strategic opportunities, or otherwise adversely affect our business, financial results, and operations.

Furthermore, Crackle Plus may not be successful in the timeframe that we expect, or at all, and may open us up to a series of risks we may not be able to anticipate. For example, upon consummation of the joint venture acquisition, we will add a material number of Crackle employees, which may create a strain on our ability to effectively manage our operations and key personnel. We will experience increased costs in connection with these employees, including payroll and human resources costs. Additionally, we will be required to integrate data from the Crackle VOD assets and implement new data security measures and policies. Further, the acquisition of the Crackle VOD assets will likely involve risks associated with our assumption of some or all of the liabilities relating to those assets, which may be liabilities that we are currently unaware of, potential write-offs of acquired assets and potential loss of key employees or customers. We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of Crackle, and our financial and management resources may be diverted from our existing operations. For instance, we may need to divert some resources from our existing business and assets to focus on the business and assets acquired from Crackle. Although we anticipate synergies and cost savings will result from the joint venture, we may not realize any or all of the cost savings that we believe we can realize from the joint venture. For example, we may be required to continue to operate or maintain functions that are currently expected to be combined or reduced. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the joint venture. Although we expect that the realization of benefits related to the joint venture will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

Our quarterly and annual operating results may fluctuate due to the costs and expenses of acquiring and integrating Crackle’s business. We may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

Additionally, Crackle has certain protective voting rights in the joint venture. Certain corporate actions require supermajority approval of the board of managers of Crackle Plus, including the manager appointed by Crackle. As a result, our investment in our joint venture involves risks that are different from the risks involved in our independent operations. These risks include the possibility that Crackle has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; or that the joint venture is in a position to take action contrary to our instructions, requests, policies or objectives. The joint venture may also incur unexpected liabilities and the joint venture may agree to take actions that reduce our return on investment or takes action that harm our reputation or restrict our ability to run our business.

The joint venture agreement between us and Crackle includes a put arrangement with respect to Crackle’s membership interests in the joint venture. At certain times and on the terms specified in the joint venture’s operating agreement, Crackle has a put right to cause us to purchase all such membership interests. We may pay the purchase price for Crackle’s membership interests in cash or in shares of Series A preferred stock, at our option. If we are required to purchase Crackle’s joint venture membership interests, we could choose to make significant cash payment, or our other preferred stockholders could see their holdings diluted and our financial condition and the price of our Series A preferred stock may be adversely affected.

Risks Related to our Capital Stock:

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

Our certificate of incorporation authorizes the issuance of up to 70 million shares of Class A common stock, par value $.0001 per share, 20 million shares of Class B common stock, par value $.0001 per share, and 10 million shares of preferred stock, par value $.0001 per share, of which 1,500,000 shares have been designated 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A preferred stock”). We anticipate designating an additional 2,000,000 shares of preferred stock as Series A preferred stock in connection with the consummation of the Contribution Agreement. As of the date of this Report, we have 65,772,260 authorized but unissued shares of our Class A common stock remaining available for issuance, 12,182,762 authorized but unissued shares of our Class B common stock remaining available for issuance and 9,081,503 authorized but unissued shares of our preferred stock remaining available for issuance immediately after the offering. We also may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any acquisition or business combination in the future.

Additionally, under the terms of the Contribution Agreement, we have agreed to issue to Crackle’s Parent, CPE Holdings Inc. (“CPEH”) warrants to purchase an aggregate of 4 million shares of our Class A common stock, and we may be required to issue to Crackle, Inc. up to 200,000 shares of Series A preferred stock as reimbursement for expenses in connection with the creation of the joint venture and up to an aggregate of 1,600,000 shares of Series A preferred stock in the event that Crackle elects to exchange Crackle’s membership interest in the joint venture in 12 to 18 months.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

We have outstanding Class W warrants to purchase up to an aggregate of 678,822 shares of Class A common stock and Class Z warrants to purchase up to an aggregate of 130,618 shares of Class A common stock. The sale, or even the possibility of sale, of the Class W warrants and the Class Z warrants or the shares underlying the Class W warrants and the Class Z warrants, could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. Furthermore, we might issue warrants or other securities convertible or exchangeable for shares of common stock in the future in order to raise funds or to effect acquisitions or business combinations. If and to the extent our warrants are exercised, or we issue additional securities to raise funds or consummate any acquisition or business combination, you may experience dilution to your holdings. We will issue more warrants to CPEH as part of the Crackle transaction. We will grant 4 million warrants to CPEH at prices above the current market price. The exercise of certain warrants is subject to shareholder approval, to the extent that the shares issuable upon exercise exceed 19.9% of our outstanding common stock on the date of issuance.

We may not pay any dividends on our common stock.

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends on our common stock in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition, our obligation to pay dividends on our Series A preferred stock, as well as the limitations on dividends and distributions that exist under the laws and regulations of the State of Delaware and will be within the discretion of our board of directors. As a result, any gain you may realize on our common stock (including shares of common stock obtained upon exercise of our warrants) may result solely from the appreciation of such shares.

We may not be able to pay dividends on the Series A preferred stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends.

Our senior secured term loan and revolving line of credit agreement (the “Commercial Loan”) with Patriot Bank, N.A. requires us to maintain a minimum debt service coverage ratio. Related to this obligation, the Commercial Loan contains a negative covenant that restricts our ability to make dividend payments and other distributions and payments to stockholders and certain other people if such payments, distributions or expenditures would result in an event of default under the Commercial Loan or any other indebtedness, or would exceed our net earnings in excess of its debt service obligations. We are currently in compliance with all of our covenants under the Commercial Loan .

We must adhere to prescribed legal requirements and also have sufficient cash in order to be able to pay dividends on our Series A preferred stock.

In accordance with Section 170 of the Delaware General Corporation Law, we may only declare and pay cash dividends on the Series A preferred stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A preferred stock. Our ability to pay dividends may be impaired if any of the risks described herein actually occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A preferred stock.

If our securities become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our Class A common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Our Class A common stock is currently listed on Nasdaq, a national securities exchange. If our Class A common stock is not listed on Nasdaq or another national securities exchange at any time after the date hereof, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Class A common stock;
•	reduced liquidity with respect to our Class A common stock;
•	our Series A preferred stock would be required to meet more stringent listing requirements as a “primary equity security”;
•	a determination that our Class A common stock is “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

If Nasdaq delists the Series A preferred stock, investors’ ability to make trades in the Series A preferred stock could be limited.

Our Series A preferred stock is currently listed on the Nasdaq Global Market under the symbol “CSSEP.” We cannot assure you that the Series A preferred stock will continue to be listed on the Nasdaq Global Market in the future. In order to continue listing the Series A preferred stock on the Nasdaq Global Market, we must maintain certain financial, distribution, and share price levels. Generally, this means having a minimum number of publicly held shares of Series A preferred stock (generally 100,000 shares), a minimum market value (generally $1,000,000) and a minimum number of holders (generally 100 public holders). If our Class A common stock is delisted from the Nasdaq Global Market, the Series A preferred stock would be required to meet the more stringent initial listing standards of the Nasdaq Global Market for a Primary Equity Security, including a minimum number of publicly held shares of Series A preferred stock (generally 1,100,000 shares) and a minimum number of holders (generally 400 public holders). If we are unable to meet these standards and the Series A preferred stock is delisted from the Nasdaq Global Market, we may apply to list our Series A preferred stock on the Nasdaq Capital Market. If we are also unable to meet the listing standards for the Nasdaq Capital Market, we may apply to have our Series A preferred stock quoted by OTC Markets. If we are unable to maintain listing for the Series A preferred stock, the ability to transfer or sell shares of the Series A preferred stock will be limited and the market value of the Series A preferred stock will likely be materially adversely affected. Moreover, since the Series A preferred stock has no stated maturity date, investors may be forced to hold shares of the Series A preferred stock indefinitely while receiving stated dividends thereon when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

The Series A preferred stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A preferred stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A preferred stock. Also, the Series A preferred stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A preferred stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A preferred stock. As of the date of this Annual Report on Form 10-K, our total liabilities (excluding contingent consideration) equaled approximately $17.3 million, including $7.9 million owed under a commercial loan facility consisting of a $4.4 million term loan and $3.5 million owed under our Commercial Loan. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A preferred stock then outstanding.

The market for our Series A preferred stock may not provide investors with adequate liquidity.

Liquidity of the market for the Series A preferred stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A preferred stock, the market for similar securities and the interest of securities dealers in making a market in the Series A preferred stock. We cannot predict the extent to which investor interest in our Company will maintain a trading market in our Series A preferred stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A preferred stock.

We are generally restricted from issuing shares of other series of preferred stock that rank senior the Series A preferred stock as to dividend rights, rights upon liquidation or voting rights, but may do so with the requisite consent of the holders of the Series A preferred stock and, further, no such consent is required for the issuance of additional series of preferred stock ranking pari passu with the Series A preferred stock.

Under the Certificate of Designations of our Series A preferred stock, we are allowed to issue shares of other series of preferred stock that rank above the Series A preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs, only with the approval of the holders of at least 66.67% of the outstanding Series A preferred stock. Additionally, agreements that we have entered into with Crackle, Inc. limit our ability to issue shares of other series of preferred stock that rank above the Series A preferred stock as to payments, distributions, or rights on liquidation, and we are not permitted to issue any shares of Series A preferred stock at a per share price below the stated value of the Series A preferred stock, which is $25.00 per share. However, we are allowed to issue additional shares of Series A preferred stock and/or additional series of preferred stock that would rank equally to the Series A preferred stock as to dividend payments and rights upon our liquidation or winding up of our affairs without first obtaining the approval of the holders of our Series A preferred stock or obtaining the approval of Crackle, Inc. The issuance of additional shares of Series A preferred stock and/or additional series of preferred stock could have the effect of reducing the amounts available to the Series A preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A preferred stock if we do not have sufficient funds to pay dividends on all Series A preferred stock outstanding and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A preferred stock and our Class A common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A preferred stock.

One of the factors that will influence the price of the Series A preferred stock is the dividend yield on the Series A preferred stock (as a percentage of the market price of the Series A preferred stock) relative to market interest rates. Continued increase in market interest rates may lead prospective purchasers of the Series A preferred stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A preferred stock to materially decrease.

Holders of the Series A preferred stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A preferred stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A preferred stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A preferred stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A preferred stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A preferred stock might decline.

A reduction in the credit rating of our Series A preferred stock could adversely affect the pricing and liquidity of such stock.

Any downward revision or withdrawal of the credit rating on our Series A preferred stock could materially adversely affect market confidence in such stock and could cause material decreases in the market price of such stock and could diminish market liquidity. Egan-Jones has initially rated our Series A preferred stock as BBB(-). Neither Egan-Jones nor any other agency is under any obligation to maintain any rating assigned to our Series A preferred stock and such rating could be revised downward or withdrawn at any time for reasons of general market changes or changes in our financial condition or for no reason at all.

A reduction in the credit rating of our Series A preferred stock could adversely affect our ability to borrow from other sources.

Our borrowing costs and our access to sources of debt financing could be significantly affected by any public credit rating applicable to us or our securities. Ratings, such as that initially assigned by Egan-Jones to our Series A preferred stock, can be reduced or withdrawn at any time, giving rise to negative credit implications with respect to our company. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. This, in turn, could reduce our earnings and adversely affect our liquidity.

We may redeem the Series A preferred stock.

On or after June 27, 2023, we may, at our option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a change of control prior to June 27, 2023, we may, at our option, redeem the Series A preferred stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Series A preferred stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A preferred stock. If we redeem the Series A preferred stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A preferred stock, the shares of Series A preferred stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

A holder of Series A preferred stock has extremely limited voting rights.

The voting rights for a holder of Series A preferred stock are limited. Our shares of Class A common stock and Class B common stock vote together as a single class and are the only class of our securities that carry full voting rights. Mr. Rouhana, our chairman of the board and chief executive officer, beneficially owns the vast majority of the voting power of our outstanding common stock. As a result, Mr. Rouhana exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A preferred stock.

Voting rights for holders of the Series A preferred stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to certain limitations in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A preferred stock are in arrears, and with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A preferred stock, that materially and adversely affect the rights of the holders of Series A preferred stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A preferred stock.

The Series A preferred stock is not convertible into Class A common stock, including in the event of a change of control, and investors will not realize a corresponding upside if the price of the Class A common stock increases.

The Series A preferred stock is not convertible into shares of Class A common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our Class A common stock will not necessarily result in an increase in the market price of our Series A preferred stock. The market value of the Series A preferred stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A preferred stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We are party to the CSS Management Agreement under which the Company receives from CSS and affiliate companies’ various integral operational services, including accounting, legal, marketing, management, data access and back office systems, and requires CSS to provide office space and equipment usage. See Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Affiliate Resources and Obligations – CSS Management Agreement”.

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

We are not currently, and have not been since inception, subject to any material legal claims or actions. Further, we have no knowledge of any material pending legal actions and we do not believe we are currently a party to any pending material legal claims or actions.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “CSSE” and our Series A preferred stock is listed on Nasdaq under the symbol “CSSEP.”

Holders

We had approximately 42 holders of record of Class A common stock as of March 28, 2019. This does not reflect persons or entities that hold our Class A common stock in nominee or “street” name through various brokerage firms. We had three holders of record of Class B common stock as of March 28, 2019, including Chicken Soup for the Soul Productions, LLC (“CSS Productions”), our immediate parent company.

Dividends

Series A Preferred Stock Dividends

We declared monthly cash dividends of $0.2031 per share on its Series A preferred stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid were $1.1 and $0.9 million, respectively, as of December 31, 2018. The total amount of dividends declared and paid through March 2019 was approximately $0.6 million.

Class A and Class B Common Stock Dividends

We declared a special one-time cash dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

Recent Sales of Unregistered Securities

Issuer Purchases of Equity Securities

On March 27, 2018, our board of directors approved a stock repurchase program (the “Repurchase Program”) that will enable the Company to repurchase up to $5 million of our Class A common stock prior to April 30, 2020. All open market repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Exchange Act. Under the Repurchase Program, we may purchase shares of our Class A common stock through various means, including open market transactions, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The Repurchase Program may be modified, suspended or terminated at any time by our board of directors. Repurchases under the Repurchase Program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

Any repurchase activity will depend on many factors such as our working capital needs, cash requirements for investments, debt repayment obligations, economic and market conditions at the time, including the price of our common stock, and other factors that we consider relevant. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

As of December 31, 2018, the Company repurchased 74,235 shares of its Class A common stock pursuant to the Repurchase Program at a cost of approximately $0.6 million. No share repurchases were made during the fourth quarter ended December 31, 2018.

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

Recent Developments

Formation of Joint Venture with Crackle

In March 2019, we entered into an agreement to form a joint venture with Crackle, Inc., which is currently a business of SPT. In connection with the joint venture, Crackle will, if the joint venture is consummated, contribute certain of the assets of its leading AVOD network to the joint venture. Pursuant to the Contribution Agreement, we agreed to contribute assets relating to our VOD business and to assign to the joint venture the rights to use the Brand in VOD. The combined VOD businesses will be branded “Crackle Plus”. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Segments.

Acquisition of A Plus

On December 28, 2018, we completed the acquisition of 100% of the outstanding capital stock of A Sharp Inc (d/b/a “A Plus”). A Plus is a digital media company that develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide, with an emphasis on positive journalism and social change. A Plus had reach of nearly 3 billion content views in 2018 and increased its social media by 10% to over 3.2 million followers. A Plus was founded by and is chaired by renowned actor and investor, Ashton Kutcher.

Prior to the acquisition, A Plus was majority owned by an affiliate of our parent company, Chicken Soup for the Soul, LLC (“CSS”). In September 2016, we entered into a distribution agreement with A Plus (the “A Plus Distribution Agreement”), pursuant to which we received the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus. Under the terms of the Distribution Agreement, we received a net distribution fee equal to 30% of gross revenue generated by the distribution of the A Plus video content.

As a result of the acquisition, A Plus is now a wholly owned subsidiary of the company, and the A Plus Distribution Agreement has been terminated, resulting in our retention of 100% of the revenues generated by A Plus and projected cost savings of over $5 million for our company in 2019 thereby significantly enhancing our future Adjusted EBITDA.

Pursuant to the terms of the SPA, we acquired all the outstanding shares of common stock of A Plus (the “A Plus Shares”) for an aggregate purchase price of $15 Million (the “Purchase Price”). The Purchase Price was paid as follows: (a) the issuance of 350,299 Class A common stock at a share price of $8.35 totaling a value of approximately $2,925,000 to the individual sellers and (b) to CSS in consideration of all of its A Plus Shares, the balance remaining as an offset to amounts due pursuant to the intercompany cash management system.

The Purchase Price otherwise payable by the Company was reduced by approximately $3.3 million of advances owed by A Plus to the Company. The balance of the cash portion of the Purchase Price was used to reduce all open amounts under the intercompany cash management account.

Transaction impact

We believe that the total purchase price will be less than the strategic value to the Company which takes into account synergies and cost savings which may benefit the Company. Strategic value considers the difficulty in replicating the highly-branded, celebrity-endorsed A Plus assets and its related captive viewership base, which our company believes would cost a multiple of the purchase price in the acquisition and time to replicate. We also believe that we will save approximately $5.0 million per year in cost of distribution.

The acquisition of A Plus is expected to have a material positive impact on the Company’s consolidated financial position, results of operations and cash flows.

The Company accounted for its acquisition of A Plus in accordance with ASC Subtopic 805-50, “Transactions between entities under common control”. ASC 805-50 provides guidance about accounting for transactions between entities under common control, including the determination of the basis at which the receiving entity in a “common control transaction” will record the net assets or business transferred and guidance on preparing financial statements and related disclosures. Specifically, when accounting for a transfer of assets or the exchange of shares between entities under common control, the entity receiving the net assets or equity interests shall initially measure such assets and liabilities transferred at their carrying amounts at the date of transfer and financial statements of the acquirer (receiving entity) will be restated to reflect the transaction from the date of common ownership. The financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Thus, the company results of operations for the period will comprise of those of the previously separate entities combined from the beginning of the period to the date the transfer was completed and those of the combined operations from the date to the end of the period. Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information as required. All adjusted financial statements and financial summaries shall indicate clearly that financial data of previously separate entities are combined. However, the comparative information in prior years shall only be adjusted for periods during which the entities were under common control.

The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented shall be eliminated to the extent possible.

Dividends

We declared monthly cash dividends of $0.2031 per share on its Series A preferred stock to holders of record as of each month end for June through December 2018. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid were approximately $1.1 and $0.9 million, through December 31, 2018.

Repurchase Program

On March 27, 2018, our board of directors approved a stock repurchase program (the “Repurchase Program”) that enables us to repurchase up to $5.0 million of our Class A common stock prior to April 30, 2020. All repurchases under the Repurchase Program shall be made in compliance with Rule 10b-18 promulgated under the Exchange Act.

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

As of December 31, 2018, we have repurchased 74,235 shares of our Class A common stock pursuant to the Repurchase Program.

Business Segments

CSSE is a growing media company building online video-on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. We also curate, produce and distribute long- and short-form video content that brings out the best of the human spirit, and distribute the online content of our subsidiary, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers. Our subsidiary, Screen Media, is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also own Popcornflix®, a popular online advertiser-supported VOD (“AVOD”) network, Pivotshare, a subscription-based VOD (“SVOD”) network, Truli.com, a faith-based AVOD network, and four additional AVOD networks, which collectively have rights to exhibit tens of thousands of hours of movies and television episodes.

All of our online networks are available for all screens, including mobile devices. We expect the increasingly widespread penetration of 5G mobile networks, with virtually no latency and 10 times the download capacity of 4G, to be an accelerator of mobile video consumption.

We have an exclusive, perpetual and worldwide license agreement (“CSS License Agreement”) with our intermediate parent, CSS, a publishing and consumer products company, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”).

Since our inception in January 2015, our business has grown rapidly. For the full year 2018, our net revenue was $26.9 million, as compared to 2017 net revenue for the full year of $10.7 million. This increase was primarily due to the revenue impact of Screen Media, the acquisition of Pivotshare in August of 2018, and increased production revenue. We had net losses of $2.0 million in 2018, as compared to net income of $21.1 million in 2017. Our 2018 Adjusted EBITDA (excluding the accounting impact of our acquisition of A Plus) was $11.3 million for the full year, as compared to full year 2017 Adjusted EBITDA of $4.0 million (excluding a gain on bargain purchase of $24.3 million related to the 2017 Screen Media acquisition.

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer VOD market through Popcornflix® which has an extensive footprint with apps that have been downloaded more than 27 million times.

Popcornflix® is one of the largest AVOD services. Under the Popcornflix® brand, we operate a series of direct-to consumer advertising supported channels. On Popcornflix®, we have the rights to exhibit more than 3,000 films and approximately 60 television series comprised of approximately 1,500 episodes, with new content added regularly.

As a “free-to-consumer” digital streaming channel, Popcornflix® is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic Internet-connected televisions, among others. Popcornflix® is currently available in 56 countries and territories, including the United States, United Kingdom, Canada, Australia, the Scandinavian countries, Germany, France, Hong Kong and Singapore, with additional countries and territories to be added.

While Popcornflix® is currently an advertiser-supported VOD network, we expect to also expand in subscription-based VOD networks.

Our entry into subscription-based VOD was recently initiated by our acquisition of the Pivotshare VOD network in August 2018. Pivotshare is comprised of a series of subscription-based VOD channels with 28,000 hours of programming. The network generates approximately $2.5 million in gross billings and has approximately 25,000 paid subscriptions with average monthly billings of $9 per subscription.

In October 2018, we completed the acquisition of the assets of Truli Media Corp., a global family-friendly and faith-based online video channel (“Truli”). The Truli content library includes 2,500 hours of programming and brings us an additional 630,000 Facebook fans. Truli’s content fits strategically in our plans and includes film, television, music videos, sports, comedy, and educational material. With the completion of the acquisition, Truli became our seventh advertiser-supported VOD channel.

On March 27, 2019, we entered into a Contribution Agreement with Crackle, Inc., which is currently a business of SPT, a wholly-owned subsidiary of SPT, one of the television industry’s leading content providers, to contribute our respective VOD businesses to a newly formed joint venture entity, Crackle Plus, LLC. The combined VOD businesses will be branded “Crackle Plus”. Pursuant to the Contribution Agreement, if the transaction is consummated, we agreed to contribute assets relating to our VOD business and to assign to Crackle Plus certain rights under our trademark licenses with CSS. Crackle agreed, if the transaction is consummated, to contribute to Crackle Plus certain assets relating to the Crackle VOD business.

We believe that Crackle Plus will be one of the largest providers of free AVOD service in the United States as it is expected to launch with approximately 10 million monthly unique users on its owned and operated networks plus millions more on its advertising representation network. We believe Crackle Plus will start with approximately 26 million registered users. Crackle Plus will be highly competitive in the growing AVOD space with an anticipated over 100 VOD networks and more than 90 content partnerships, assuming full contribution by the parties upon the terms of, and after the closing of, the Contribution Agreement. We expect that upon consummation of the closing, Crackle Plus will stream over 1.3 billion minutes per month. The addition of Crackle Plus is expected to more than double our overall annual revenue and will add meaningful EBITDA. The transaction is expected to close on or around May 2019.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or long-term distribution rights to approximately 3,500 hours of television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through direct relationships across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

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

Our cable and satellite VOD distribution agreements include those with DirecTV, Optimum (Altice USA), Verizon and In Demand (owned by Comcast, Charter and Cox). Our Internet VOD distribution agreements include those with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony and Vudu, among others.

We are rapidly expanding international distribution of our content through agreements with our film and video content partners. Using this approach provides us with access to a diverse pool of creative ideas for new video content projects and allows us to scale our business on a variable cost basis. In addition, this approach provides us with committed funding prior to moving forward with a project. Since we seek to secure both the committed funding and production capabilities for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects (usually less than $25,000 per project).

As described below in “Results of Operations for the Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017,” under “Revenue”, we have created and distributed six episodic television series as of December 31, 2018: Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’); Project Dad, a Chicken Soup for the Soul Original Series (“Project Dad”); Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”); Vacation Rental Potential, Going From Broke, the first of two series to be executive produced by Ashton Kutcher, and Chicken Soup for the Soul’s Animal Tales.

We also derive online networks revenue from A Plus, which develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide. A Plus allows us to accelerate the growth of our video library by providing us with content developed and distributed by A Plus that is complementary to the Brand. In December 2018, we acquired all of the outstanding capital stock of A Plus, an affiliate of ours. Prior to the acquisition, A Plus was majority owned by an affiliate of CSS and, pursuant to a Distribution Agreement, we had the exclusive worldwide rights to distribute all video content (in any and all formants) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus, and we received a net distribution fee equal to 30% of gross revenue generated by the distribution of the A Plus video content. As a result of the acquisition, the Distribution Agreement was terminated, resulting in our retention of 100% of the revenues generated by A Plus going forward, along with projected cost savings of over $5 million for our company in 2019.

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

Reporting Segment

We operate in one reportable segment, the production and distribution of video content, and currently operate in the United States and internationally. We have a presence in over 56 countries and territories worldwide and intend to continue to sell our video content internationally.

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

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated by online streaming of Screen Media’s films and television programs on YouTube and Popcornflix®, and recently acquired subsidiaries A Plus, and Pivotshare. Our television and film distribution revenue are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Popcornflix® and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

Cost of Revenue

Our cost of revenue is derived from the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. Our costs are fixed for each series before we begin production. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years. Cost of revenue also includes distribution costs for television series and films and non-cash amortization of film library costs.

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

Interest Expense

Our interest expense is comprised of cash interest paid on the Credit Facility and Commercial Loan. On April 27, 2018, upon the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by us and the Lender. See “Liquidity and Capital Resources” below for a full description of the Credit Facility and Commercial Loan.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED

DECEMBER 31, 2018 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2017

The company completed the acquisition of A Plus, a subsidiary of our parent company, on December 28, 2018. The transaction was accounted for in accordance with ASC Subtopic 805-50, “Transactions between entities under common control”. For transactions between entities under common control, the financial statements of the receiving entity are required to report results of operations for the period in which the transfer occurred as though the transfer of net assets had occurred at the beginning of the period. Thus, the company’s results of operations for the period comprise of those of the previously separate entities combined from the beginning of the period to the date the transfer was completed and those of the combined operations from the date to the end of the period. Financial statements and financial information presented for prior years also has been retrospectively adjusted to furnish comparative information as required.

Revenue

The following table presents net revenue line items for the years ended December 31, 2018 and 2017 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Revenue:
Online networks	$4,411,427	16%	$796,664	7%	$3,614,763	454%
Television and film distribution	13,188,560	49%	2,937,678	28%	10,250,882	349%
Television and short-form video production	10,152,020	38%	7,245,148	68%	2,906,872	40%
Total revenue	27,752,007	103%	10,979,490	103%	16,772,517	153%
Less: returns and allowances	(892,488)	-3%	(322,339)	-3%	(570,149)	177%
Net revenue	$26,859,519	100%	$10,657,151	100%	$16,202,368	152%

Our net revenue increased by $16.2 million, or 152%, for the year ended December 31, 2018 compared to 2017. This increase was primarily due to the inclusion of a full year of ownership of Screen Media’s revenue and the growth of our online network audience, which resulted in significant and material increases in our television and film distribution revenue and online networks revenue.

Our online networks revenue increased by $3.6 million, or 454%, for the year ended December 31, 2018 compared to 2017, primarily due to Screen Media’s online streaming of films on Popcornflix and YouTube and the acquisition of Pivotshare. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Our television and film distribution revenue increased by $10.3 million, or 349%, for the year ended December 31, 2018 compared to 2017, primarily due to Screen Media’s licensing of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. We acquired Screen Media in November 2017.

Our television and short-form video production revenue increased by $2.9 million, or 40%, for the year ended December 31, 2018 compared to 2017, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously delivered episodes. We recognize television and short-form video production revenue as each episode becomes available for delivery or becomes available for broadcast or if already available, when an episode is licensed in other media or territories. We carried over significant revenue opportunities for our original series Going From Broke, Chicken Soup for the Soul’s Hidden Heroes season 4, and Chicken Soup for the Soul’s Animal Tales for 2019.

Online network revenue

Online network revenue was 16% and 7% of net revenue for the years ended December 31, 2018 and 2017, respectively. Our online revenue includes revenue generated from our online advertising-supported video on demand content on our owned and operated networks, Popcornflix® and YouTube and the subscription-based VOD third-party niche channels operating on our Pivotshare platform. Pivotshare had gross billings of $0.9 million for the period beginning upon acquisition, and $2.5 million for the full-year 2018. We only included our share of the gross billings in our revenue which was $0.3 million

Television and film distribution revenue

Television and film distribution revenue was 49% and 28% of net revenue for the years ended December 31, 2018 and 2017, respectively. Our television and film distribution revenue are derived from Screen Media, comprised of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience.

Television and short-form video production revenue

Television and short-form video production revenue was 38% and 68% of net revenue for the years ended December 31, 2018 and 2017, respectively. We have now created 164 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In 2018, the majority of our revenue in the category related to:

•	Chicken Soup for the Soul’s Hidden Heroes season three airing on The CW Network, the production of season four, and revenue relating to international distribution for seasons one, two and three,

•	Vacation Rental Potential season one airing on A&E and FYI networks,

•	Vacation Rental Potential season two airing on A&E and FYI networks beginning in January 2019,

•	Going from Broke the first of two episodic series executive produced by Ashton Kutcher and

•	Chicken Soup for the Soul’s Animal Tales airing on the CW Network beginning in January 2019

•	Being Dad streaming on Netflix

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

With our growing library of Chicken Soup for the Soul original productions, we expect to be able to obtain an increasing percent of our television production revenue from library licensing as well as from newly created programs, including Chicken Soup for the Soul’s Animal Tales, which began airing on the CW Network in January 2019.

Cost of Revenue

The following table presents cost of revenue line items for the years ended December 31, 2018 and 2017 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$2,752,446	10%	$2,474,836	23%	$277,610	11%
Film library amortization (non-cash)	6,459,431	24%	1,378,869	13%	5,080,562	368%
Distribution costs	3,133,713	12%	383,466	3%	2,750,247	717%
Total cost of revenue	$12,345,590	46%	$4,237,171	40%	$8,108,418	191%
Gross profit	$14,513,929		$6,419,980		$8,093,949	126%
Gross profit margin	54%		60%		-6%

Our cost of revenue increased by $8.1 million, or 191%, for the year ended December 31, 2018 compared to 2017. This increase resulted primarily from an increase in non-cash film library amortization of $5.1 million and $2.5 million in distribution costs attributable to Screen Media film library costs primarily as a result of a full year of operation.

Operating Expenses

The following table presents operating expense line items for the years ended December 31, 2018 and 2017 and the year-over-year dollar and percentage changes for those line items:

	Year ended December 31,
	2018	% of revenue	2017	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$10,745,235	40%	$5,937,574	56%	$4,807,661	81%
Amortization	326,988	1%	9,819	0%	317,169	*
Management and license fees	2,666,907	10%	1,065,700	10%	1,601,207	150%
Total operating expenses	13,739,130	51%	$7,013,093	66%	$6,726,037	96%

* Not Meaningful

Including amortization and non-cash share-based compensation, our total operating expenses were 51% of net revenue for the year ended December 31, 2018 compared to 66% for the year end December 31, 2017, and increased in absolute dollars by $6.7 million. This increase was primarily due to our acquisition of Screen Media and the hiring of additional employees for our sales team.

The following table presents selling, general and administrative expense line items for the years ended December 31, 2018 and 2017 and the year-over-year dollar and percentage changes for those line items:

	Year Ended
	December 31,		Change
	2018	2017	Period over Period

Payroll, benefits and commissions	$4,629,115	$2,656,428	$1,972,687	74%
Share-based compensation	953,688	638,258	315,430	49%
Outside professional services	2,529,630	1,052,795	1,476,835	140%
Public company costs and expenses	421,791	316,987	104,804	33%
Bad debt expense	329,544	112,568	216,976	193%
Other costs and expenses	1,881,467	1,160,538	720,929	62%
	$10,745,235	$5,937,574	$4,807,661	81%

Our selling, general and administrative expenses increased by $4.8 million for the year ended December 31, 2018 compared to 2017. This increase resulted primarily from the 2017 Screen Media acquisition and the hiring of additional employees for our sales team and the added costs associated with business growth. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $2.0 million for the year ended December 31, 2018 compared to 2017. As noted above, this increase resulted primarily from the Screen Media acquisition and the hiring of additional employees for business growth.

Our outside professional services expense increased by $1.5 million for the year ended December 31, 2018 compared to 2017. As noted above, this increase resulted primarily from the prior year 2017 Screen Media acquisition.

Bad debt expense of $0.2 million represents the increase in the allowance for doubtful accounts of Screen Media based on our analysis regarding the collectability of accounts receivable.

Other costs and expenses increased by $0.7 million for the year ended December 31, 2018 compared to 2017. This represents an increase in costs for rent, office expenses and other expenses related to the Screen Media acquisition and a general increase in other expenses due to business growth.

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

In both 2018 and 2017, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $1.0 million and $0.6 million of non-cash share-based compensation expense for the year ended December 31, 2018 and 2017, respectively.

We also recognized $0.1 million and $0.1 million respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of the total gross revenue reported for each of the years ended December 31, 2018 and 2017 totaling $2.6 million and $1.0m, respectively. See “Affiliate Resources and Obligations” above for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the year ended December 31, 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment. For the year ended December 31, 2017, our interest expense was comprised primarily of cash interest paid on the 5% senior secured term notes (“Term Notes”) and the Credit Facility. We also recorded significant non-cash based interest as a result of the discount for the fair value of the Class W warrants that were issued with the Term Notes and the Credit Facility. In addition, financing costs incurred to complete the sale of Term Notes and to establish the Credit Facility were amortized over the term of the related debt.

We repaid the Term Notes and Credit Facility with part of the IPO proceeds in August 2017. As of March 31, 2018, we received an advance of $1.7 million under the Credit Facility. On April 27, 2018, upon the closing of the Commercial Loan, the Credit Facility was repaid in full and the Credit Facility was terminated by us and the Lender. See “Liquidity and Capital Resources” below for a full description of the Credit Facility and Commercial Loan.

The following table presents cash based and non-cash based interest expense for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Cash Based:
Commercial Loan	$300,607	$-
Term Notes	-	136,526
Revolving line of credit - related party	30,267	144,005
	330,875	280,531
Non-Cash Based:
Amortization of debt discount	-	865,833
Amortization of deferred financing costs	57,161	43,747
	57,161	909,580
	$388,036	$1,190,111

Acquisition Expenses

We account for the acquisitions by applying the acquisition method of accounting under ASC 805 “Business Combinations”. The acquisition method of accounting requires, among other things, that the assets acquired, and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction.

We account for common control transactions by applying the acquisition method of accounting under ASC 805 subtopic 805-50 “Common Control Transactions”. This acquisition method of accounting requires, among other things, that the assets acquired, and the liabilities assumed in a business combination be measured at their historical values as of the closing date of the transaction and are applied retrospectively to the commencement of common ownership.

Aggregate transaction-related costs, including legal fees, accounting fees and investment advisory fees totaled $0.4 and $2.2 million which is recognized as expenses on the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

Provision (Benefit) from Income Taxes

The Company’s benefit from, or provision for income taxes, consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

For the years ended December 31, 2018 and 2017, we reported an income tax provision of $0.9 million and a tax benefit of $0.7 million, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the years ended December 31, 2018 and 2017 was 510% and (0.8%), respectively. The effective rate for the year ended December 31, 2017 was significantly impacted by permanent differences of approximately $22.9 million which consisted principally of the gain on bargain purchase, the amortization of debt discounts included in interest expense and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan.

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

For the years ended December 31, 2018 and 2017, we recorded $1.3 million and $0.5 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

In May 2016, we entered into a management services agreement, that has an initial term of five years and automatically renews for additional one-year terms at the discretion of the parties thereto, which we refer to as the ‘‘CSS Management Agreement.’’ Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage.

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

For the years ended December 31, 2018 and 2017, we recorded $1.3 million and $0.5 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement are more favorable and cost effective to us than if we hired the full staff to operate the company.

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

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, amortization, acquisition-related costs, consulting fees related to acquisitions and non-cash share-based compensation expense, and adjustments for other identified charges. As our IPO has been completed, director fees are deducted from Adjusted EBITDA. Adjusted EBITDA is not an earnings measure recognized by US GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2018	2017

Net loss available to common stockholders, as reported	$(1,957,882)	$21,081,283
Preferred dividends	1,112,910	-
Gain on bargain purchase	-	(24,321,747)
Provision for (benefit from) income taxes	874,000	(182,000)
Interest expense, net of interest income (a)	348,978	1,179,204
Film library amortization, included in cost of revenue (non-cash)	6,459,431	1,378,869
Share-based compensation expense (b)	953,688	638,258
Acquisition-related costs and other one-time consulting fees	396,793	2,226,480
Screen Media platform launch costs	270,000	-
Reserve for video returns	316,745	-
Reserve for bad debt	329,544	-
Amortization	326,988	9,819
Organization costs and directors costs, prior to IPO (c)	-	290,124
All other nonrecurring costs	589,679	-
Adjusted EBITDA	$10,020,874	$2,300,290

To comply with US GAAP requirements around transactions with common controlled entities the current year financial statements include the results of operations for the combined entities of CSSE and recently acquired subsidiary A Plus. The acquisition was finalized on December 28, 2018. To provide a more representative view of CSSE’s operating results for the 2018 year we’ve reconciled the results of the operation of the CSSE consolidated business net income to Adjusted EBITDA excluding the effects of the A Plus acquisition as follows,

	Year Ended December 31,
	2018	2017

Net loss available to common stockholders, as reported	$(692,015)	$22,789,498
Preferred dividends	1,112,910	-
Gain on bargain purchase	-	(24,321,747)
Provision for income taxes	874,000	(182,000)
Interest expense, net of interest income (a)	349,041	1,179,223
Film library amortization, included in cost of revenue (non-cash)	6,459,431	1,378,869
Share-based compensation expense (b)	953,688	638,258
Acquisition-related costs and other one-time consulting fees	396,793	2,226,480
Screen Media platform launch costs	270,000	-
Reserve for video returns	316,745	-
Reserve for bad debt	329,544	-
Amortization	290,174	9,819
Organization costs and directors costs, prior to IPO (c)	-	290,124
All other nonrecurring costs	589,679	-
Adjusted EBITDA	$11,249,992	$4,008,524

(a) Includes non-cash amortization of debt discounts and amortization of deferred financing costs of $57,161 and $909,580 for the years ended December 31, 2018 and 2017, respectively.

(b) Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to non-employee directors and non-employee executive producers.

(c) Includes the costs incurred to form our company and to prepare for the initial offering of our common stock to the public. In addition, this includes the cost of maintaining a board of directors and utilizing invest relations firms prior to being a publicly traded company.

Liquidity and Capital Resources

Commercial Loan

On April 27, 2018, the Company entered into a senior secured term loan and revolving line of credit agreement (the “Commercial Loan”) with Patriot Bank, N.A. totaling $7.5 million, comprised of a $5.0 million term loan (“Term Loan”) and $2.5 million revolving line of credit (“Revolver”). On December 27, 2018, the company increased the Revolver from $2.5 million to $3.5 million.

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

The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest outstanding at the time. As of December 31, 2018, the total principal balance outstanding under the Term Loan and Revolver is $4.4 million and $3.5 million, respectively.

Preferred Stock Offering

As of December 31, 2018, the Company completed the sale of 918,497 shares of its Series A Preferred Stock at an offering price of $25.00 per share. Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors. The Series A Preferred Stock is not convertible into common stock of the Company.

We believe we have sufficient liquidity from cash on hand, accounts receivable due to us in the near term, and availability under our Commercial Loan.

Cash Requirements

We believe our cash and cash equivalents on hand should be sufficient to meet our cash requirements for at least the next twelve months (see “Anticipated Cash Requirements” below further discussions). However, any projections of future cash needs and cash flows are subject to substantial uncertainty. It is possible that we could incur unexpected costs and expenses in the future, fail to collect significant amounts that may be owed to us, or experience unexpected cash requirements that would force us to seek additional financing. In this event, additional financing would only be required if net advances available under the Commercial Loan were insufficient to meet unexpected cash requirements. If we seek additional financing, we would likely issue additional equity or debt securities, and as a result, stockholders may experience additional dilution, or the new debt or equity securities may have rights, preferences or privileges more favorable than those of existing holders of our debt or equity. In this event, if additional financing is not available or is not available on acceptable terms, we may be required to delay or reduce the scope of our video content production plans.

Cash Flows

Our cash and cash equivalents balance was $7,201,758 (including restricted cash of $750,000) and $2,172,985 as of December 31, 2018 and 2017, respectively.

Cash flow information for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018		Change in
	2018	2017	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(7,760,712)	$(10,797,536)	$3,036,824	28%
Investing activities	(4,149,871)	(8,876,735)	4,726,864	53%
Financing activities	16,939,356	21,334,943	(4,395,586)	-21%
Net increase in cash and cash equivalents	$5,028,773	$1,660,672	$3,368,101	203%

Operating Activities

For 2018, our operating activities required a net use of cash totaling $7.2 million. This net use of cash from operating activities resulted primarily from our investment in production and development programming costs and our investment in film libraries totaling $16.2 million and a decrease in accounts receivable of $6.0 million, due to increased cash collections. This use from operating activities was offset in part, by amortization of programming costs and amortization of film library for the year totaling $8.9 million, increased payables of $3.4 million and an increase in deferred income taxes of $1.4 million.

For 2017, our operating activities required a net use of cash totaling $10.8 million. This net use of cash from operating activities resulted primarily from our investment in production and development programming costs and our investment in film libraries totaling $7.8 million and an increase in accounts receivable of $5.6 million, primarily due to the inclusion of Screen Media’s trade receivables and an increase in receivables due from sponsors of television series. This use from operating activities was offset in part, by amortization of programming costs and amortization of film library for the year totaling $4.4 million. Additionally, our net income for the year of $22.8 million included, and was offset by a gain on the bargain purchase of Screen Media of $24.3 million.

Investing Activities

For 2018, our investing activities required a net use of cash totaling $4.1 million, primarily due to A Plus and Pivotshare acquisitions which resulted in a net decrease to cash of $3.7 million.

For 2017, our investing activities required a net use of cash primarily resulting from the acquisition of Screen Media which required a cash payment of $9.4 million, net of Screen Media’s cash balance on the acquisition date. In addition, our due from affiliated companies increased by $4.8 million during the year.

Financing Activities

For 2018, our financing activities provided net cash totaling $16.8 million. This resulted primarily from proceeds from the sale of our preferred stock of $19.3 million and net proceeds received from our Commercial Loan of $8.5 million, offset in part by dividend payments to common stockholders of $5.2 million, the full repayment of our Credit Facility of $1.7 million, and $1.0 million of dividends to preferred stockholders. Financing activities were also decreased by the payment of stock issuance costs of $1.6 million and the repurchase of our Class A common stock in the open market for $0.6 million, pursuant to our Stock Repurchase Program.

For 2017, our financing activities provided net cash totaling $21.3 million. The source of cash from our financing activities resulted primarily from the net proceeds from our initial public offering of $24.6 million. The additional cash provided from our financing activities resulted primarily from $3.4 million raised in private placements prior to our initial public offering whereby we sold our common stock and Term Notes. The total cash provided by these financing activities were offset, in part, by the full repayment of the Term Notes totaling $4.1 million from the proceeds of the initial public offering, and the repayment of the net advances under the Credit Facility of $2.0 million.

Anticipated Cash Requirements

Our cash requirements are shifting as the percentage of our recurring revenue increases and the amount of our project-based revenue decreases.

With respect to projects, most producers of television series incur significant initial expenditures to produce, acquire, distribute and market episodic television programs and online video content, while revenue from these television programs and online video content may be earned over an extended period of time after their completion, per the requirements of GAAP.

However, our financing strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be more flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. We may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, our Credit Facility when available, or new equity or debt financing.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Report and should be read in conjunction with the audited consolidated financial statements and accompanying notes included herein. There have been no significant changes in our critical accounting policies, judgments and estimates since December 31, 2018.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data - Note 3 “Recent Accounting Pronouncements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and accompanying notes are presented within Part IV of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenfield and Company, PLLC

We have served as Chicken Soup for the Soul Entertainment, Inc.’s auditor since 2017.

New York, NY

March 28, 2019

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017*

ASSETS
Cash and cash equivalents	$6,451,758	$2,172,985
Restricted cash	750,000	-
Accounts receivable, net	12,841,099	8,058,352
Prepaid expenses	218,736	228,145
Inventory, net	262,068	368,964
Goodwill	2,537,079	1,236,760
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	2,971,637	198,495
Film library, net	25,338,502	22,655,645
Due from affiliated companies	1,213,436	-
Programming costs, net	12,790,489	7,651,145
Deferred tax asset	452,000	825,000
Other assets, net	356,221	503,622
Total assets	$78,346,968	$56,063,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of senior secured term loan	$1,000,000	$-
Senior secured notes payable under revolving line of credit to related party	-	1,500,000
Senior secured term loan and revolving line of credit, net of
unamortized deferred finance cost of $334,554 and $0, respectively	6,582,113	-
Accounts payable and accrued expenses	5,078,805	1,109,534
Accrued programming costs	-	375,761
Film library acquisition obligations	2,715,600	663,400
Accrued participation costs	1,539,139	2,620,417
Due to affiliated companies	-	3,127,021
Other liabilities	414,506	144,534
Deferred revenue	6,469	515,000
Total liabilities	17,336,632	10,055,667
Commitments and contingencies (Note 15)
Stockholders' equity
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 918,497 and 0 shares issued
and outstanding, respectively, redemption value of $22,962,425 and $0, respectively	92	-
Class A common stock, $.0001 par value, 70,000,000 shares
authorized; 4,227,740 and 4,096,353 shares issued, 4,153,505
and 4,096,353 outstanding, respectively	421	409
Class B common stock, $.0001 par value, 20,000,000 shares
authorized; 7,817,238 and 7,863,938 shares issued and outstanding,
respectively	782	786
Additional paid-in capital	59,360,583	36,584,575
Retained earnings	2,281,187	9,421,619
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	-
Total stockholders' equity	61,010,336	46,007,389
Total liabilities and stockholders' equity	$78,346,968	$56,063,056

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", the prior year 2017 balance sheet presented has been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018*	2017*

Revenue:
Online networks	$4,411,427	$796,664
Television and film distribution	13,188,560	2,937,678
Television and short-form video production	10,152,020	7,245,148
Total revenue	27,752,007	10,979,490
Less: Television & film distribution returns and allowances	(892,488)	(322,339)
Net revenue	26,859,519	10,657,151
Cost of revenue	12,345,590	4,237,171
Gross profit	14,513,929	6,419,980
Operating expenses:
Selling, general and administrative	10,745,235	5,937,574
Amortization	326,988	9,819
Management and license fees	2,666,907	1,065,700
Total operating expenses	13,739,130	7,013,093
Operating income	774,799	(593,113)
Interest income	39,058	10,907
Interest expense	(388,036)	(1,190,111)
Acquisition-related costs	(396,793)	(2,193,147)
Gain on bargain purchase	-	24,321,747
Income before preferred dividends and income taxes	29,028	20,356,283
Provision for (benefit from) income taxes	874,000	(725,000)
Net (loss) income before preferred dividends	(844,972)	21,081,283
Preferred dividends	1,112,910	-
Net (loss) income available to common Stockholders	$(1,957,882)	$21,081,283
Net (loss) income per common share:
Basic	$(0.16)	$2.02
Diluted	(0.16)	1.99

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", results of operations for the 2018 and 2017 years have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
			Class A		Class B		Additional	Retained
		Par		Par		Par	Paid-In	(Deficit)
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Treasury Stock	Total

Balance, December 31, 2016 as reported	-	$-	893,369	$89	8,071,955	$807	$4,074,646	$(450,996)	$-	$3,624,546
Opening Equity Adjustment: A-Plus Acquistion			350,299	35	-	-	4,260,075	(11,208,668)	-	(6,948,558)
Balance, December 31, 2016 as adjusted	-		1,243,668	124	8,071,955	807	8,334,721	(11,659,664)	-	(3,324,012)
Sale of Class A Common Stock in initial public offering net of stock issuance fees of $3,101,493	-	-	2,241,983	224	-	-	23,801,854	-	-	23,802,078
Sale of Class A Common Stock in private placement net of stock issuance fees of $13,008	-	-	247,412	25	-	-	2,025,630	-	-	2,025,655
Fair value of warrants issued with Term Notes	-	-	-	-	-	-	333,783	-	-	333,783
Fair value of warrants issued with Credit Facility	-	-	-	-	-	-	77,193	-	-	77,193
Shares issued to directors and others for services rendered	-	-	18,213	2	-	-	95,952	-	-	95,954
Shares issued as part purchase consideration paid for Screen Media acquisition	-	-	35,000	3	-	-	281,047	-	-	281,050
Warrants issued as part purchase consideration paid for Screen Media acquisition	-	-	-	-	-	-	143,500	-	-	143,500
Conversion of Class B shares to Class A shares upon sale by minority stockholder	-	-	208,017	21	(208,017)	(21)	-	-	-	-
Conversion of Term Notes to equity	-	-	102,060	10	-	-	917,990	-	-	918,000
Share based compensation - stock	-	-	-	-	-	-	572,905	-	-	572,905

Net income	-	-	-	-	-	-	-	21,081,283	-	21,081,283
Balance, December 31, 2017	-	-	4,096,353	$409	7,863,938	$786	$36,584,575	$9,421,619	$-	$46,007,389
Conversion of Class B shares to Class A shares upon sale by minority stockholder			46,700	4	(46,700)	(4)	-	-		-
Shares issued to directors and others for services rendered			10,452	1			96,614			96,615
Share based compensation - stock options							857,073			857,073
Issuance of preferred stock	784,497	79					19,612,346			19,612,425
Preferred Stock Issuance Costs							(1,894,792)			(1,894,792)
Dividends								(6,295,460)		(6,295,460)
Preferred shares issued as part purchase consideration paid for Pivotshare acquisition	134,000	13					3,434,407			3,434,420
Shares issued as part purchase consideration Class A shares paid for Pivotshare acquisition			74,235	7			731,949			731,956
Common Stock Issuance Costs							(61,589)			(61,589)
Purchase of treasury stock									(632,729)	(632,729)
Net loss								(844,972)		(844,972)
Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$61,010,336

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", equity transactions presented have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required.

See accompanying notes to consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017*

Cash flows from Operating Activities:
Net (loss) income	$(844,972)	$21,081,283
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	953,688	638,258
Amortization of programming costs	2,752,446	2,973,399
Amortization of deferred financing costs	57,161	43,747
Amortization of debt discount	-	865,833
Amortization of fixed assets and acquired intangibles	326,986	9,819
Amortization of film library	6,459,431	1,378,869
Reserve for bad debts and returns	1,222,032	112,568
Impairment of programming costs	-	21,121
Loss on debt extinguishment	-	24,803
Gain on bargain purchase	-	(24,321,747)
Deferred income taxes	373,000	(725,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,989,864)	(4,864,303)
Prepaid expenses and other current assets	38,546	163,972
Inventory	106,896	(25,656)
Programming costs	(8,267,551)	(6,732,930)
Film library	(9,142,288)	(1,094,363)
Other assets	95,269	(463,822)
Accounts payable and accrued expenses	3,366,143	(682,879)
Film library acquisition obligations	2,052,200	(60,200)
Accrued participation costs	(1,081,278)	482,435
Other liabilities	269,974	(66,314)
Deferred revenue	(508,531)	443,571
Net cash used in operating activities	(7,760,712)	(10,797,536)
Cash flows from Investing Activities:
Payment for business acquisition, net of cash acquired	190,587	(4,683,814)
Increase in due from affiliated companies	(4,340,458)	(4,192,921)
Net cash used in investing activities	(4,149,871)	(8,876,735)

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

Cont’d

	Year ended December 31,
	2018	2017

Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	200,000	4,825,000
Repayments of revolving credit facility from related party	(1,700,000)	(6,805,000)
Proceeds from notes payable from private placement	8,500,000	2,030,000
Repayments of notes payable	-	(4,082,000)
Repayments of senior secured term loan and revolving line of credit from third party	(583,334)	-
Payment of stock issuance costs	(1,956,393)	(2,949,805)
Payment of deferred financing costs	(391,714)	-
Proceeds from issuance of Series A preferred stock	19,612,438	-
Proceeds from issuance of common stock in IPO	-	26,903,348
Purchase of treasury stock	(632,729)	-
Dividends paid to common stockholders	(5,182,549)	-
Dividends paid to preferred stockholders	(926,363)	-
Proceeds from issuance of common stock in private placements	-	1,413,400
Net cash provided by financing activities	16,939,356	21,334,943
Net increase in cash and cash equivalents	5,028,773	1,660,672
Cash and cash equivalents at beginning of period	2,172,985	512,313
Cash and cash equivalents at end of the period	$7,201,758	$2,172,985
Supplemental data:
Interest paid	$267,064	$298,048
Income taxes paid	-	52,000
Non-cash operating activities
Fair value of shares issued to executive producer	$-	$625,500
Non-cash investing Activities
Affiliated balances settled as a part of the A Sharp acquisition consideration	$8,711,109	$8,711,109
Fair value of warrants issued with revolving credit facility and term notes	-	143,500
Fair value of Preferred shares issued as a part of business acquisition - Pivotshare	3,434,486	-
Fair value of Common A shares issued as a part of business acquisition - Pivotshare	732,028	-
Fair value of Common A shares issued as a part of business acquisition - A Plus	-	2,924,997
Conversion of senior secured notes payable to Class A common stock	-	281,050
Non-cash financing activities
Fair value of warrants issued with revolving credit facility and term notes	$-	$410,976
Conversion of senior secured notes payable to Class A common stock	-	918,000
Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$6,451,758	$2,172,985
Restricted cash	750,000	-
Total cash, cash equivalents and restricted cash per statements of cash flows	$7,201,758	$2,172,985

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", the cash flows presented for the 2018 and 2017 years have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 1 – The Company, Description of Business, Acquisitions, Commercial Loan

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

The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. With the acquisition of Screen Media Ventures in 2017, the Company now has a presence in over 56 countries and territories worldwide.

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

Acquisition of Pivotshare

On August 22, 2018, the Company acquired all the outstanding capital stock of Pivotshare, Inc. (“Pivotshare”) for approximately $0.3 million in cash, the issuance of 134,000 shares of the Company’s 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) valued at $3.4 million and the issuance of 74,235 shares of the Company’s Class A common stock valued at $0.7 million (the “Purchase Price”). A portion of the Series A Preferred Stock and the Class A common stock included in the Purchase Price are being held in escrow as security for noncompete and indemnification obligations of Pivotshare and its stockholders.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Pivotshare is the developer and owner of a global subscription-based video on-demand service (“SVOD”) offering channels online across a variety of categories including music, sports, religion, arts and culture, lifestyle and family.

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the acquisition was accounted for by applying the acquisition method of accounting, which requires, among other things, that the assets acquired, and the liabilities assumed in a business combination be measured at their fair values as of the closing date of the transaction. As a result of the acquisition, Pivotshare’s results of operations are consolidated with those of the Company from the date of the transaction. The acquisition of Pivotshare was not considered material.

Acquisition of A Plus

On December 28, 2018, we acquired all of the outstanding capital stock of A Plus, an affiliate of ours, for an aggregate purchase price of $15 million, which was paid as follows: (a) an aggregate of 350,299 shares of Class A common stock, (b) an offset of $8.7 million to amounts due pursuant to the intercompany cash management system and (c) reduction by approximately $3.3 million of advances owed by A Plus to the Company.

This transaction was treated as an acquisition of entities under common control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 805-50 "Transactions between entities under common control". Accordingly, all prior financial statements have been restated to reflect this transaction as a “pooling of interest” as of the earliest period presented under common control.

A Plus is a digital media company that develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide, with an emphasis on positive journalism and social change. A Plus had reach of nearly 3 billion content views in 2018 and increased its social media by 10% to over 3.2 million followers. A Plus was founded by and is chaired by renowned actor and investor, Ashton Kutcher.

Commercial Loan

On April 27, 2018, the Company entered into a senior secured term loan and revolving line of credit agreement (the “Commercial Loan”) with Patriot Bank, N.A. totaling $7.5 million, comprised of a $5.0 million term loan (“Term Loan”) and $2.5 million revolving line of credit (“Revolver”). On December 27, 2018, the company increased the Revolver from $2.5 million to $3.5 million.

The Term Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum interest is payable monthly over a five-year period and was subject to a one-time commitment fee payment of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable, approximately $0.6 million in 2018, $1.0 million each in years 2019 through 2022 and $0.4 million in 2023.

The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

Part of the proceeds of the Commercial Loan was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest outstanding at the time. As of December 31, 2018, the total principal balance outstanding under the Term Loan and Revolver is $4.4 million and $3.5 million, respectively.

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

The acquisition of A Plus has been treated as an acquisition of entities under common control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 805-50 "Transactions between entities under common control". Accordingly, all prior financial statements and information has been restated to reflect this transaction as if the A Plus acquisition had occurred at the beginning of the earliest period presented (as if the combination occurred at the inception of common control).

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

At December 31, 2018 and 2017, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued participation costs, film library acquisition costs and accrued programming costs, approximated their carrying value due primarily to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of income and comprehensive income. At December 31, 2018, accounts receivable is presented net of allowance for doubtful accounts and video returns of $601,500. Bad debt expense of $329,544 was recorded in the consolidated statement of income and comprehensive income for the year ended December 31, 2018. At December 31, 2017, an allowance for doubtful accounts was not considered necessary.

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

Included in cost of revenue in the consolidated statements of operations for 2018 and 2017, is amortization of programming costs totaling $2,752,446 and $2,474,836, respectively. For the years ended December 31, 2018 and 2017, there were no impairment charges recorded.

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

Film library costs are stated at the lower of amortized cost or estimated fair value. The valuation of film library costs is reviewed at the film acquisition year level (‘vintage’), when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film vintage ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a particular film. The Company performs an annual impairment analysis for unamortized film library costs. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required as a consequence of changes in management’s future revenue estimates.

Included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2018 and 2017 is amortization of film library totaling $6,459,431 and $1,378,869, respectively. For the year ended December 31, 2017, there was no material impairment charge recorded.

Goodwill & Acquired Intangible Assets

Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). In granting the Perpetual License, CSS required an initial purchase price of $5,000,000, which approximated its costs to CSS, and was paid by the Company during 2016. The Company has recorded the initial purchase price of the Perpetual License at the estimated cost to CSS.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represents the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but annual impairment analysis.

For our 2018 and 2017 annual impairment tests, we performed a qualitative impairment assessment of our assets. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we concluded that for each of our assets subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.

Pivotshare

Acquired intangible assets of Pivotshare represent the fair value of its installed customer base, the non-compete obligation of the former chief executive officer and goodwill.

The installed customer base and the non-compete are stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of useful lives, which is five years for the installed customer base and three years for the non-compete, which is the period it is in effect.

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of AVOD and film distribution companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is talent and customer intel. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

A Plus

In accordance with ASC Subtopic 805-50, “Transactions between entities under common control”, acquired intangible assets of A Plus represent the carrying value as of the date of transfer, December 28, 2018.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of December 31st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment review did not result in an impairment charge at any of our reporting units.

In performing our annual impairment review, we would first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.

For our 2018 and 2017 annual impairment tests, we performed a qualitative impairment assessment for our assets. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our assets subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.

For the year ended December 31, 2018, there was no impairment charge recorded.

Income Taxes

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statements of operations. At December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits or liabilities. See Note 13 for additional information.

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

Revenue Recognition

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue from all digital media distribution is included in online networks in the accompanying consolidated statements of operations.

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

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with Accounting Standards Codification Topic 926: Entertainment – Films as amended (“ASC 926”). Revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying consolidated statements of operations.

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the years ended December 31, 2018 and 2017, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to make reimbursements for. The expense recorded in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was $1,281,278 and $63,875, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such. Advertising expenditures for DVD releases are expensed when incurred, which is typically upon the release of the title. The expense recorded in the consolidated statements of operations for the years ended December 31, 2018 and 2017 were $14,394 and $2,000.

Earnings (loss) Per Share

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

Client Concentration

For the year ended December 31, 2018, we had 1 customer, which accounted for 15% of our total revenue. As of December 31, 2018, the Company had 2 customers that accounted for 46% of accounts receivable (the largest of which accounted for 32%). For the year ended December 31, 2017, the Company had 4 customers that accounted for 77% of total revenue (the largest of which accounted for 28%). As of December 31, 2017, the Company had 1 customer that accounted for 58% of accounts receivable.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018 and the impact on its consolidated financial statements was not material.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company will adopt ASU 2016-02 in the first quarter of 2019 and does not expect the impact on its consolidated financial statements to be material.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 4 – Business Combination

A Plus

Effective December 28, 2018, we completed the acquisition of 100% of the outstanding capital stock of A Sharp Inc. (d/b/a “A Plus”). A Plus is a digital media company that develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide, with an emphasis on positive journalism and social change. A Plus had reach of nearly 3 billion content views in 2018 and increased its social media by 10% to over 3.2 million followers. A Plus was founded by and is chaired by renowned actor and investor, Ashton Kutcher.

Prior to the acquisition, A Plus was majority owned by an affiliate of our parent company, Chicken Soup for the Soul, LLC (“CSS”). In September 2016, we entered into a distribution agreement with A Plus (the “A Plus Distribution Agreement”), pursuant to which we received the exclusive worldwide rights to distribute all video content (in any and all formats) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus. Under the terms of the Distribution Agreement, we received a net distribution fee equal to 40% of gross revenue generated by the distribution of the A Plus video content.

As a result of the acquisition, A Plus is now a wholly owned subsidiary of our company, and the A Plus Distribution Agreement has been terminated, resulting in our retention of 100% of the revenues generated by A Plus and projected cost savings. The acquisition of A Plus is expected to have a material positive impact on the Company’s consolidated financial position, results of operations and cash flows.

The Purchase Price otherwise payable by the Company was reduced by approximately $3.3 million of advances owed by A Plus to the Company. The balance of the cash portion of the purchase price was used to reduce all open amounts under the intercompany cash management account. Any excess amount that may be due to CSS will be deferred and will be carried in the intercompany cash management system until amortized in accordance with prior practice.

The Company accounted for its acquisition of A Plus in accordance with ASC Subtopic 805-50, “Transactions between entities under common control”. All net assets have been transferred at their carrying amounts at the date of transfer and financial statements of the have been restated to reflect the transaction from the date of common ownership. The consolidated financial statements have been restated as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Thus, the consolidated results of operations for the period comprise those of the previously separate entities combined from the beginning of the earliest period presented. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information as required. All comparative information in prior years have been adjusted for periods during which the entities were under common control.

The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated where applicable.

Pivotshare

Effective August 22, 2018, the Company completed the acquisition of all the outstanding capital stock of Pivotshare for approximately $258,000 in cash, the issuance of 134,000 shares of Series A preferred stock valued at $3.4 million and the issuance of 74,235 shares of Class A common stock valued at $731,957. A portion of the Series A preferred stock and the Class A common stock included in the Purchase Price are held in escrow for noncompete and indemnification obligations of Pivotshare and its stockholders.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $4.4 million has been allocated to the assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The preliminary results are as follows:

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$5,239
Other current assets	11,917
Property and equipment, net	7,771
Deferred tax asset	407,000
Other assets	29,138
Other intangible asset
Intangibles	2,820,410
Goodwill	1,300,319
Assets acquired	4,581,794
Accounts payable and accrued expenses	(98,325)
Other current liabilities	(472,694)
Liabilities assumed	(571,019)
Total purchase consideration, less cash acquired	$4,010,776

Purchase Price Consideration Allocation:
Cash consideration	$257,758
Equity consideration - Class A common stock	731,957
Equity consideration - Series A Preferred Stock	3,350,000
Purchase price consideration	4,339,715
Less: cash acquired	(328,939)
Total purchase consideration, less cash acquired	$4,010,776

The fair value of Pivotshare’s installed customer base as well as its former chief executive officers non-compete agreement, were the most significant assets recorded from the acquisition of Pivotshare. In determining the fair value of the installed customer base, the independent third-party appraiser utilized a traditional Customer Life Value (CLV) model. This model took into account average revenue per customer, margins and customer churn rate. In determining the fair value of the former chief executive officers noncompete agreement, the appraiser calculated the value of the securities held in escrow to secure the non-compete.

Aggregate acquisition-related costs related to the Purchase, including legal fees, accounting fees and investment advisory fees were approximately $267,305 and are recognized as an expense in the consolidated condensed statements of operations for the year ended December 31, 2018.

Screen Media Ventures

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The following combined unaudited pro forma information assumes the acquisition of Screen Media occurred on January 1, 2017 (the “Unaudited Information”). The Unaudited Information presented below is for illustrative purposes only. The Unaudited Information is not necessarily indicative of results that would have been achieved had the Company controlled Screen Media’s operations during the periods presented or the results that the Company will experience going forward. The Unaudited Information does not include the gain on bargain purchase of $24.3 million.

Year Ended December 31,
(Unaudited)
2017
Net revenue	$18,836,046
Cost of revenue	8,925,863
Gross profit	9,910,183
Operating expenses	12,312,030
Net loss	(3,269,071)
Net loss per common share:
Basic net loss per common share	(0.32)
Diluted net loss per common share	(0.32)

Note 5 – Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”), entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation is a not-for-profit charity that promotes tolerance, compassion and respect. The Foundation has funded four seasons of Hidden Heroes.

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

This series, comprised of eight, one-hour episodes began airing on the A&E Network in November and December 2017. The show gives viewers the information needed to obtain their dream vacation.

On March 28, 2018, HomeAway.com agreed to sponsor a second season of Vacation Rental Potential, which will be comprised of ten, half-hour episodes and fifty, one-minute short form videos. At HomeAway’s option, the second season may be expanded by an additional six, half-hour episodes.

(d) In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., State Farm, and Chegg Inc. to sponsor the Company’s fifth episodic television series entitled Going From Broke.

The series will comprise ten, half-hour episodes to air on a major network or cable broadcast platform and thirty-two, one-minute short form videos. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of student and other debt and execute a plan that will lead to financial stability.

(e) In December 2018, the company signed agreements with Chicken Soup for the Soul Pet Food and American Humane, the country’s first national humane organization, to sponsor Chicken Soup for the Soul’s Animal Tales began airing on The CW in 2019.

Chicken Soup for the Soul’s Animal Tales will consist of 15 half-hour episodes. Chicken Soup for the Soul Pet Food makes a complete line of super premium dog and cat food, made from the finest natural ingredients for every stage of pet life. American Humane has sponsored content with CSS Entertainment in the past, telling the heroic and inspiring stories of the safety, welfare, and well-being of animals.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2018 and 2017, the Company recognized $857,073 and $572,905, respectively, of non-cash share-based compensation expense in selling, general and administrative expense in the consolidated statements of comprehensive income. There were 462,919 stock options vested at December 31, 2018.

Stock options activity as of December 31, 2018 is as follows:

	As of December 31, 2018
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value
Total outstanding at December 31, 2017	690,000	$7.61	4.32	$1,079,500
Granted	32,500	9.66	4.45	-
Forfeited	(60,000)	9.74	3.67	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2018	662,500	$7.52	3.34	$332,100
Vested and exercisable at December 31, 2018	462,919	$7.03	3.16	$318,778

As of December 31, 2018, the Company had unrecognized pre-tax compensation expense of $787,235 related to non-vested stock options under the Plan of which $449,0233, $315,271 and $22,941 will be recognized in 2019, 2020 and 2021, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2018	2017

Expected dividend yield	0.0%	0.0%
Expected equity volatility	57.1%	57.0%
Expected term (years)	5.00	2.57
Risk-free interest rate	2.10%	2.05%
Exercise price per stock option	$7.52	$7.61
Market price per share	$6.80	$6.92
Weighted average fair value per stock option	$3.26	$3.33

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

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the year end ended December 31, 2018 and 2017, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $96,615 and $65,353, respectively.

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

Note 7 – Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Year Ended December 31,
	2018	2017

Net (loss) income available to common stockholders	$(1,957,882)	$21,081,283
Basic weighted-average shares outstanding	11,944,528	10,414,031
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	-	50,274
Assumed issuance of shares from exercise of warrants*	-	118,156
Diluted weighted-average shares outstanding*	11,944,528	10,582,461
Earnings per share:
Basic	$(0.16)	$2.02
Diluted	(0.16)	1.99

* In 2018 common stock equivalents totaling 239,702 were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

Note 8 – Programming Costs

Programming costs, net of amortization, consists of the following:

	December 31,	December 31,
	2018	2017

Released, net of accumulated amortization of $9,473,308 and $6,725,362, respectively	$11,418,244	$6,218,499
In production	17,099	12,784
In development	1,355,146	1,419,862
	$12,790,489	$7,651,145

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	December 31,	December 31,
	2018	2017

Acquisition costs	$33,176,802	24,034,514
Accumulated amortization	(7,838,300)	(1,378,869)
Net film library costs	$25,338,502	22,655,645

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 10 – Goodwill and Intangible Assets

Indefinite lived Intangible assets, consists of the following:

	December 31,	December 31,
	2018	2017

Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, consists of the following:

	December 31,	December 31,
	2018	2017

Acquired customer base, net	$2,118,473	$-
Non-compete agreement, net	463,898	-
Website Development, net	389,266	198,495
	$2,971,637	$198,495

Amortization expense was $326,986 and $9,819 for the years ended December 31, 2018 and 2017, respectively.

Goodwill consists of the following:

	December 31,	December 31,
	2018	2017

Goodwill: Pivotshare	$1,300,319	$-
Goodwill: A-Plus	1,236,760	1,236,760
	$2,537,079	$1,236,760

There was no impairment related to goodwill and intangible assets for any period presented.

Note 11 – Long-term Debt

Commercial Loan

On December 27, 2018, the company increased the Commercial Loan Revolver from $2.5 million to $3.5 million.

On April 27, 2018, the Company entered into the Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver.

The Term Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum with interest is payable monthly over a five-year period and was subject to a one-time commitment fee payment of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period payable, approximately $0.6 million in 2018, $1.0 million each in years 2019 through 2022 and $0.4 million in 2023. Part of the proceeds of the Commercial Loan were used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

As of December 31, 2018, the principal balance outstanding on the Term Loan is $4,416,667 and the Revolver balance is $3,500,000. The Term Loan and the Revolver are presented on the condensed consolidated balance sheets net of unamortized debt issuance costs of $334,554. For the twelve months ended December 31, 2018, the Company incurred $330,875 of interest expense on the Term Loan and Revolver. Part of the Commercial Loan advance was used to fully repay $1.7 million of senior secured notes payable under the revolving line of credit to a related party and all associated accrued interest, as discussed below.

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

The balance outstanding under the Credit Facility prior to the IPO was $4.5 million which was repaid in full on August 23, 2017 from the proceeds of the IPO. As of December 31, 2018, and 2017, advances under the Credit Facility totaled $0 and $1,500,000, respectively.

On April 27, 2018, the Company repaid the Credit Facility in full from the proceeds of the Commercial Loan and the Credit Facility was terminated by the Company and the Lender.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2018, the debt discount and deferred financing costs related to the Credit Facility were fully amortized.

For the year ended December 31, 2018 and 2017, cash interest expense paid on the Credit Facility was $30,267 and $144,005, respectively.

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

For the year ended December 31, 2017, amortization of the debt discount of $627,973, amortization of deferred financing costs of $40,902, and interest expense paid or accrued for on the Term Notes of $136,526, is included in interest expense in the accompanying condensed consolidated statement of operations.

Officers of the Company and of CSS, and their family members, participated in the Debt Private Placements on the same terms and conditions as other investors (Note 15).

As of December 31, 2018, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Year Ended December 31,	Amount
2019	$1,000,000
2020	1,000,000
2021	4,500,000
2022	1,000,000
2023	416,667
$7,916,667

Note 12 – Stockholders’ Equity

Equity Structure

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”), and 10,000,000 shares of preferred stock, par value $.0001, of which 1,500,000 shares are designated Series A preferred stock.

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

On August 22, 2018, in connection with the acquisition of Pivotshare, Inc., the company issued 134,000 shares of the Company’s 9.75% Series A Preferred Stock.

On November 19, 2018, the company completed the offering and sale of 138,000 shares of its 9.75% Series A Preferred Stock.

On December 28, 2018, the company completed the acquisition of A Plus, issuing 350,299 of its Class A Common Stock.

As of December 31, 2018, and 2017, the Company had 4,153,505 and 3,746,054 shares of Class A Stock outstanding, respectively and 7,817,238 and 7,863,938 shares of Class B Stock outstanding, respectively. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share. At December 31, 2018 and 2017, the company had 918,497 and nil shares of Series A Preferred Stock outstanding, respectively.

The Company declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock.

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5.0 million of its Class A common stock prior to April 30, 2020. As of December 31, 2018, the Company has repurchased 74,235 shares of its Class A common stock pursuant to the Repurchase Program at a cost of approximately $633,000.

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

Note 13 – Income Taxes

The Company’s current and deferred income tax (benefit) provision are as follows:

	Year Ended December 31
	2018	2017
Current provision (benefit):
Federal	$4,000	$-
States	90,000	33,000
Total current provision	$94,000	$33,000
Deferred provision (benefit):
Federal	$575,000	$(559,000)
States	205,000	(199,000)
Total deferred provision (benefit)	780,000	(758,000)
Total provision (benefit) for income taxes	$874,000	$(725,000)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The (benefit) provision for income taxes is different from amounts computed by applying U.S. statutory rates to consolidated earnings before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2018	2017
Expected tax provision -- Income taxes computed at Federal statutory rate (21% for 2018; 35% for 2017)	$6,000	$7,125,000
Increase (decrease) in tax expense resulting from:
Gain on bargain purchase	-	(8,512,000)
Amortization of debt discount	-	303,000
State and local taxes	276,000	43,000
Tax on pre-incorporation income of predecessor	-	-
Programming costs	(1,384,000)	(178,000)
Net operating losses	-	129,000
Acquisition-related costs	116,000	204,000
Share-based compensation - long-term incentive plan	237,000	201,000
Film library	1,620,000	-
Other	3,000	(40,000)
Actual tax provision	$874,000	$(725,000)

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31, 2018	(1) December 31, 2017
Deferred Tax Assets:
Net operating loss carry-forwards	$3,022,000	$1,772,000
Acquisition-related costs	663,000	584,000
Film library	427,000	-
Deferred state taxes	157,000	115,000
Less: valuation allowance	(719,000)	(110,000)
Total Deferred Tax Assets	$3,550,000	$2,361,000
Deferred Tax Liabilities:
Programming costs	2,779,000	1,395,000
Other assets	319,000	141,000

Total Deferred Tax Liabilities	$3,098,000	$1,536,000
Net deferred tax asset	$452,000	$825,000

(1)	We adjusted our federal deferred income tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. statutory federal corporate income tax rate from 35% to 21% resulting from the Tax Act.

The Company has net operating losses of approximately $9,492,000 which expire between 2013 and 2037 and $1,731,000 which, as a result of changes enacted in the Tax Act, does not expire but the annual deduction for which is limited to 80% of taxable income. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management has determined that the net operating loss carryovers from the acquisitions of A Plus and Pivotshare (representing the entire balance of $11,223,000) will be limited to approximately $8,552,000 and, accordingly, has recorded a deferred tax asset valuation allowance of $719,000. Public trading of company stock poses a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The deferred tax asset valuation allowance has increased by $609,000 in 2018.

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

Under the terms of the Management Agreement, commencing with the fiscal quarter ended March 31, 2016, the Company pays a quarterly fee to CSS equal to 5% of the gross revenue as reported under GAAP for each fiscal quarter.

Since the completion of the IPO, the Company reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the quarterly fee is based on gross revenue as reported in the applicable public filing under the Exchange Act for each fiscal quarter. For the years ended December 31, 2018 and 2017, the Company recorded management fee expense of $532,850 and $405,932, respectively, payable to CSS.

Each quarterly amount due shall be paid on or prior to the later of the 45th day after the end of such quarter, or the 10th day after the filing of the applicable Exchange Act report for such quarter. On August 21, 2017, the Company paid to CSS $739,422 in management fees that were owed for the years 2015 and 2016 and for the six months ended June 30, 2017.

In addition, for any sponsorship that is arranged by CSS for the Company’s video content or that contains a multi-element transaction for which the Company receives a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both video content and CSS’s printed products), the Company shall pay a sales commission to CSS equal to 20% of the portion of such revenue earned. Each sales commission shall be paid within 30 days of the end of the month in which received. If CSS actually collects the Company’s portion of such fee, CSS will remit the revenue due to the Company after deducting the sales commission. There were no sales commissions earned or paid to CSS during the years ended December 31, 2018 and 2017.

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

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. Commencing with the fiscal quarter ended March 31, 2016, the Company shall pay a quarterly fee to CSS equal to 1% of gross revenue as reported under GAAP for each fiscal quarter for such support. For years ended December 31, 2018 and 2017, the Company recorded license fee expense of $1.3 million and $0.4 million, respectively, payable to CSS.

Due from Affiliated Companies

As of December 31, 2018, the Company is owed $1.2 million from affiliated companies, primarily CSS which includes the amounts due from Chicken Soup for the Soul Pet Food for the production of Chicken Soup for the Soul’s Animal Tales. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed. During 2017, the Company advanced CSS and its subsidiaries a net amount of approximately $4.7 million.

As noted above, advances and repayments occur periodically. In the first quarter of 2018, CSS repaid $1.0 million of such net advances it owed to the Company. In the fourth quarter, the balance was significantly reduced as a result of the common control transaction in A Plus. The Company and CSS do not charge interest on the net advances or the net repayments.

(a) Debt Private Placement and Equity Private Placements

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

(b) Promotions License Agreement

During 2016, the Company entered into a Promotions License Agreement with One Last Thing (“OLT”) under which the Company paid $100,000 for the right to integrate certain products into a feature film produced by OLT, such amount being recoupable from the gross revenue of such film. OLT is controlled by the son of the Company’s chairman and chief executive officer. The payment of $100,000 is included in programming costs in the accompanying consolidated balance sheet as of December 31, 2018.

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

The Company is contingently liable for a standby letter of credit in connection with its office lease agreement in the amount of $129,986 as of December 31, 2018.

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

The Company leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Year Ended December 31,	Amount
2019	417,206
2020	71,043
$488,249

Rent expense recorded in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was $425,688 and $67,951, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Note 16 – Segment and Geographic Information

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

Net revenue generated in the United States accounted for approximately 99% and 99% of total net revenue for the years ended December 31, 2018 and 2017, respectively. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Note 17 – Client Concentration

The list of our customers changes periodically. Our largest customers accounted for the following percentages of total net revenue:

	Year Ended December 31,
	2018	2017

Customer A	15%	28%
Customer B	0%	24%

Our largest customers accounted for the following percentages of total gross accounts receivable:

Accounts Receivable
	Year Ended December 31,
	2018	2017

Customer A	32%	58%
Customer B	14%	0%

Note 18 – Subsequent Events

Crackle Plus Joint Venture

On March 27, 2019 a contribution agreement was signed with Crackle, Inc., currently a business of SPT, one of the television industry’s leading content providers, to be branded “Crackle Plus”. If the transaction is consummated, Crackle will contribute certain of the assets of its free AVOD network and we will plan to contribute our VOD assets to make Crackle Plus highly competitive in the surging VOD space. The addition of Crackle Plus is expected to more than double our overall annual revenue and will add meaningful EBITDA.

Public Offering of Series A Preferred Stock

On February 13, February 22, and March, 11, 2019, we offered and sold an aggregate of 140,000 shares of Series A preferred stock in public offerings. The shares were sold at a price to the public of $25.00 per share, and generated net proceeds to us of $2.1 million.

Series A Preferred Stock Dividends

We have declared monthly cash dividends of $0.2031 per share on our Series A preferred stock to holders of record as of January 30, 2019, February 28, 2019, and March 31, 2019. The monthly dividend for January was paid on February 15, 2019, the monthly dividend for February was paid on March 15, 2019, and the monthly dividend for March is expected to be paid on April 15, 2019. The total dividends declared and paid through March 2019 was approximately $575,888.

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

Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Effective as of January 1, 2019, Daniel M. Pess retired as Chief Financial Officer of Chicken Soup for the Soul Entertainment, Inc. Mr. Pess shall continue to provide advice to CSSE on certain matters from time to time in his role as consultant to Chicken Soup for the Soul, LLC (“CSS”) and its subsidiaries, including CSSE.

Effective as of January 1, 2019, Christopher Mitchell was appointed Chief Financial Officer and Daniel Sanchez was appointed Principal Accounting Officer of CSSE.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

We have adopted a code of ethics which applies to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports that we file or furnish to the SEC and in our other public communications, compliance with applicable government laws, rules, and regulations, and prompt internal reporting of violations of the code. A copy of the code of ethics may be found on our website at ir.cssentertainment.com

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

34

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of CSS Entertainment (1)
3.2	By-laws of CSS Entertainment (1)
4.1	Specimen CSS Entertainment Class A common stock Certificate (1)
4.2	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (2)
4.3	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (3)
10.1	Trademark and Intellectual Property License Agreement between CSS Entertainment and CSS Entertainment for the Soul, LLC (1)
10.2	Management Services Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC (1)
10.3	Contribution Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC and Chicken Soup for the Soul Productions, LLC (1)
10.4	Contribution Agreement between CSS Entertainment and Trema, LLC (1)
10.5	Form of Indemnification Agreement (1)
10.6	2017 Equity Plan (1)
10.7	Form of Lock-up Agreement between Insiders and our Company (1)
10.8	Form of Lock-up Agreement between Insiders and Joint Bookrunning Managers (1)
10.9	Form of Lock-up Agreement between Non-Insiders and our Company (1)
10.10	Form of Lock-up Agreement between Non-Insiders and Joint Bookrunning Managers (1)
10.11	Credit Facility from Trema, LLC to our Company, as amended (1)
10.12	Loan and Security Agreement between CSS Entertainment, Screen Media Ventures, and the Guarantors and Lenders named therein (4)
10.13	Form of Term Promissory Note by each of CSS Entertainment and Screen Media Ventures in favor of Lender (4)
10.14	Form of Commercial Revolving Line of Credit Promissory Note by each of CSS Entertainment and Screen Media Ventures in favor of Lender (4)
23.1	Consent of Rosenfield & Company, PLLC *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.

(1)	Incorporated by reference to the Registrant’s Form 1-A (SEC No. 024-10704)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 29, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-227596).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018

35

ITEM 16. Form 10-K Summary

Not applicable.

36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2019.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher Mitchell
Christopher Mitchell Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:

/s/ William J. Rouhana, Jr.	March 28, 2019
William J. Rouhana, Jr., Chairman and Chief Executive Officer

/s/ Scott W. Seaton	March 28, 2019
Scott W. Seaton, Vice Chairman and Director

/s/ Christopher Mitchell	March 28, 2019
Christopher Mitchell, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel Sanchez	March 28, 2019
Daniel Sanchez, Chief Accounting Officer (Principal Accounting Officer)

/s/ Amy L. Newmark	March 28, 2019
Amy L. Newmark, Director

/s/ Peter Dekom	March 28, 2019
Peter Dekom, Director

/s/ Fred M. Cohen	March 28, 2019
Fred M. Cohen, Director

/s/ Christina Weiss Lurie	March 28, 2019
Christina Weiss Lurie, Director

/s/ Diana Wilkin	March 28, 2019
Diana Wilkin, Director

37