Form 10-K/A
period 2018-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-04-30
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, $0.0001 par value per share	Nasdaq Global Market

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	Nasdaq Global Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant at June 29, 2018 using our closing price on June 30, 2018, our most recent second quarter, was $35,678,018.

The number of shares of Common Stock outstanding as of March 28, 2019 totaled 11,970,743 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	4,153,505
Class B common stock, $.0001 par value per share*	7,817,238

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Chicken Soup for the Soul Entertainment, Inc. (the “Company”, “CSSE”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was omitted from the Original Filing in reliance on general instruction G(3) to Form 10-K which provides that registrants may incorporate by reference certain information from a definitive proxy statement if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. We do not anticipate filing our definitive proxy statement by April 30, 2019 and, accordingly, Part III of the Original Filing is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. Accordingly, Item 15 has been amended to reflect the filing of such certifications herewith.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of each of the Company’s named executive officers and members of the board of directors (“Board”).

Name	Age	Position
William J. Rouhana, Jr.*	65	Chairman of the Board and Chief Executive Officer
Scott W. Seaton*	58	Vice Chairman, Chief Strategy Officer and Director
Daniel M. Pess*+	65	Executive Vice President and Chief Financial Officer
Christopher Mitchell*	49	Chief Financial Officer
Elana B. Sofko	49	Chief Operating Officer
Amy L. Newmark*	61	Director
Peter J. Dekom(1)(2)	71	Director
Fred M. Cohen(1)(2)(3)	73	Director
Christina Weiss Lurie(3)	57	Director
Diana Wilkin(1)(2)(3)	59	Director

*	Services provided pursuant to the CSS Management Agreement
+	Mr. Pess retired effective January 1, 2019

(1)	Member, Audit Committee

(2)	Member, Nominating Committee

(3)	Member, Compensation Committee

William J. Rouhana, Jr. Mr. Rouhana has been the Company’s Chairman since the formation of the Company’s predecessor in December 2014, has been the Company’s Chief Executive Officer since January 1, 2017 and has been the Chief Executive Officer of each of Chicken Soup for the Soul Holdings, LLC (“CSS Holdings”) and Chicken Soup for the Soul, LLC (“CSS”) since April 2008. Mr. Rouhana has been a leader in the media, entertainment and communications industries for more than 35 years. He was the founder and Chief Executive Officer of Winstar Communications, a wireless broadband pioneer, and Winstar New Media, one of the earliest online video content companies, from 1993 until 2001. During his career, Mr. Rouhana has led the acquisition of numerous media companies including Virgin Vision, a Virgin Group worldwide film distribution venture, in the 1980s. As an entertainment and finance lawyer from 1977 to 1985, he developed new film financing models for major producers such as Blake Edwards. He received his B.A. from Colby College, where he is currently trustee emeritus, and his J.D. from Georgetown Law School. He is the co-founder of The Humpty Dumpty Institute, which created the International Film Exchange, and the Chairman of the Global Creative Forum, which connects the United Nations with major film and television executives and talent. Among other qualifications, Mr. Rouhana brings to the Board extensive executive leadership in the communications, media and entertainment industries including production and distribution of content, and broad experience in business financings and acquisitions. Mr. Rouhana is the husband of Amy Newmark, a member of the Board.

Scott W. Seaton. Mr. Seaton has been the Company’s Vice Chairman, Chief Strategy Officer and a member of the Board since the Company’s formation in May 2016. He has been the Executive Vice President and Chief Operating Officer of CSS Holdings and CSS since April 2012. He has more than 25 years of media and telecommunications investment banking experience. Prior to joining the CSS companies, he was a Managing Director at Credit Suisse First Boston where he worked from 1988 to 2002, at Bank of America from 2002 to 2009 and at Oppenheimer & Co from 2010 to March 2012. He served on the board of Mediacom Communications Corporation from 2009 to 2011 when Mediacom was taken private for $3.7 billion. He received his A.B. from Stanford University and his M.B.A. from Harvard University. Among other qualifications, Mr. Seaton brings to the Board extensive public company and media-related financing, merger and acquisition transactional experience and important operating experience relating to the Chicken Soup for the Soul brand and related operations and media company board experience.

Daniel M. Pess. Mr. Pess served as the Company’s Executive Vice President and Chief Financial Officer from January 1, 2017 to his retirement on December 31, 2018. Mr. Pess has over 35 years of financial experience in public and private companies. He served as the Executive Vice President and Chief Financial Officer of Chicken Soup for the Soul from May 2012 to December 31, 2018. Mr. Pess began his career at a “Big Four” accounting firm and later served as the senior financial executive for several public and private companies, while completing four public offerings along with several acquisitions and mergers. As Chief Financial Officer of White Amber, a provider of human capital management solutions, Mr. Pess oversaw a five-times increase in revenues and managed the sale of the company to Taleo, a public company subsequently bought by Oracle Corporation. After the sale, Mr. Pess became Chief Financial Officer of USADATA, a SaaS provider of marketing leads, and was part of the company management team that affected a leveraged buy-out of the company during a period of rapid growth. Before joining Chicken Soup for the Soul, Mr. Pess was Chief Financial Officer of Certpoint Systems, which provides e-learning software and services to Fortune 2000 companies. Certpoint Systems was bought by Infor Software in 2012. He received his B.S. from Long Island University and is a Certified Public Accountant.

Christopher Mitchell. Mr. Mitchell became the Company’s Chief Financial Officer and the Chief Financial Officer of CSS on January 1, 2019. He has more than 25 years of experience managing and financing businesses and providing financial and strategic advice to senior management teams. Since May 2013, he has been a member of the executive leadership team and an Executive Vice President at CSS, and the Chief Executive Officer of Chicken Soup for the Pet Lover’s Soul LLC, a subsidiary of CSS. From 2009 to 2013, he was the Chief Executive Officer and founder of TMG Partners, a specialized private capital investment firm focused on enterprising consumer goods and media companies. From 2004 to 2009, Mr. Mitchell was a senior founding member of a proprietary investment fund at Bank of America Merrill Lynch focused on making direct private investments into mostly consumer goods and media companies, including an investment in CSS, and from 1993 to 2003, he was a member of the Leveraged Finance team at Bank of America Merrill Lynch. During his career, Mr. Mitchell has led or assisted 59 transactions totaling more than $17 billion, including financings for subscription based or ad supported media businesses such as Bloomberg, Inc., QwestDex, Inc., Radio One, Inc., Block Communications, Gray Television, Inc., and Entercom Radio, LLC and consumer goods companies such as Del Monte, S&W Fine Foods, Contadina, College Inn, StarKist, Sun Fresh, Orchard Select, Kibbles 'n Bits, C&H Sugar, Bell Sports and Accessory Network (leading accessories designer and manufacturer for Calvin Klein, Karl Lagerfeld, Tahari and Izod). Mr. Mitchell received his B.S. in Finance and B.S. in Management from Virginia Tech and studied International Law and Finance at the London School of Economics and Political Science.

Elana B. Sofko. Ms. Sofko became the Company’s Chief Operating Officer in November 2017. Prior to that, she served as Senior Vice President of Business Development and Distribution for the Company since September 2016. Ms. Sofko brings more than two decades of media and entertainment experience to the Company. From January 2013 to August 2016, Ms. Sofko led the digital business growth initiatives for WWE, a leading entertainment company, including WWE’s localization of digital products and the launch and international expansion of WWE Network, a subscription-based video over-the-top (OTT) service. From 2011 to December 2012, she led a technology innovation development program at ESPN and prior to that, from 2007 to 2011, headed global content strategy for Nokia’s mobile app storefront. From 2003 to 2007, Ms. Sofko launched digital businesses for A&E Television Networks. From 1997 to 2003, Ms. Sofko worked on the launch of satellite radio as part of the start-up team at SiriusXM. From 1991 to 1997, Ms. Sofko built and launched commercial background music services for News Corp. She received her B.A. from the State University of New York at Albany and an M.B.A. from the University of Connecticut.

Amy L. Newmark. Ms. Newmark has been a member of the Board since the Company’s formation in May 2016. She has more than 30 years of media and telecommunications industry and investment banking experience. Ms. Newmark has been the Publisher, Editor-in-Chief and an author for CSS since April 2008, and has co-authored the publication of more than 150 books under the brand during her tenure. Ms. Newmark founded and managed a successful hedge fund for five years. Prior to that she was a Managing Director at CJ Lawrence and was a top-ranked telecom analyst during her tenure. She received her A.B. from Harvard University and is a Chartered Financial Analyst. Among other qualifications, Ms. Newmark brings to the Board important financing experience, content publications expertise and an intimate knowledge of the Chicken Soup for the Soul brand and related operations. Ms. Newmark is the wife of Mr. Rouhana, the Company’s chairman and chief executive officer.

Peter J. Dekom. Mr. Dekom has been a member of the Board since June 2016. He has more than 40 years of media and entertainment legal, consulting and entrepreneurial experience. In 1989, he was named one of Forbes’ top 100 lawyers in the United States. He has been named one of Premiere Magazine’s 50 most powerful people in Hollywood. From 2003 to 2011 he was “of counsel” with Weissmann Wolff Bergman Coleman Grodin & Evall. From 1976 to 1995, he was a partner with Bloom, Dekom, Hergott and Cook. During his career, his clients have included George Lucas, Paul Haggis, Keenen Ivory Wayans, John Travolta, Ron Howard, Rob Reiner, Andy Davis, Robert Towne and Larry David. His corporate clients have included Sears, Pacific Telesis and Japan Victor Corporation (JVC). He is a former member of the board of each of Imagine Films Entertainment, Will Vinton Studios and Cinebase Software. He is a Member of the Academy of Television Arts and Sciences and Academy Foundation. He received his B.A. from Yale University and his J.D. from the UCLA School of Law. Among other qualifications, Mr. Dekom brings to the Board extensive legal and business experience in the media and entertainment industries.

Fred M. Cohen. Mr. Cohen has been a member of the Board since June 2016. He has more than 35 years of media and entertainment experience. Since 2004, he has been the Chairman of the International Academy of Television Arts & Sciences (Emmys), and, since 2000, the Chairman of its Foundation. Previously, he was the Executive Vice President of CBS Broadcast International, President of King World, advisor to Harpo Productions on the international distribution of its television properties including The Oprah Winfrey Show and Dr. Oz. He is Chair Emeritus of PCI — Media Impact, a New York based international NGO (non-governmental organization). He received his B.A. from The University of Michigan and his M.S. from Stanford University. Among other qualifications, Mr. Cohen brings to the Board extensive executive and operational experience in the media and entertainment industries, including the international segments of such industries.

Christina Weiss Lurie. Ms. Weiss Lurie has been a member of the Board since June 2016. Her multi-faceted career spans the worlds of sports, entertainment and philanthropy. She is an owner of the Philadelphia Eagles and President of Eagles Charitable Foundation (formerly Eagles Youth Partnership). She is also an Oscar award-winning film producer. As executive producer, Ms. Weiss Lurie received an Oscar for Inside Job (2011), which tackles the consequences of systematic corruption of the U.S. by the financial services industry, and Inocente (2013), which features the struggles of a homeless, undocumented teen. She is the co-founder of two independent film companies, Vox3 Films and Tango Pictures. She is also a noted philanthropist. Under her leadership, the Philadelphia Eagles earned the coveted 2011 Beyond Sports Team of the Year award for their work in the community and for trailblazing environmental programs in professional sports. She received her B.A. from Yale University. Among other qualifications, Ms. Weiss Lurie brings to the Board extensive content production experience and broad management skills.

Diana Wilkin. Ms. Wilkin has been a member of the Board since June 2016. She has over 20 years of experience in the media industry. Since January 2017, Ms. Wilkin has been the President of Broadcast of Share Rocket, a social media measurement company. She has been Managing Director of Twelve 24 Media, a broadcast and media consulting firm, since February 2014. Formerly she served as President of CBS Affiliate Relations from 2008 to December 2013, where she was responsible for network agreements with all major broadcast groups’ television stations. From 2000 to 2008, she was involved in the management of both CBS and FOX affiliates as Vice President, General Manager in numerous markets. She received her B.S. from the University of Southern California. Among other qualifications, Ms. Wilkin brings to the Board, extensive management and operational experience in the media and entertainment industries, particularly in the television broadcasting industry.

Family Relationships

William J. Rouhana, Jr., the Company’s Chairman and Chief Executive Officer, is the husband of Amy Newmark, a member of the Board.

Leadership Structure

William J. Rouhana, Jr. serves as Chairman and Chief Executive Officer. We do not believe that our size or the complexity of our operations warrants a separation of the Chairman and Chief Executive Officer functions. Furthermore, we believe that combining the roles of Chairman and Chief Executive Officer promotes leadership and direction for executive management, as well as allowing for a single, clear focus for the chain of command. Mr. Rouhana is one of CSSE’s founders and has substantial experience in our industry. Mr. Rouhana is uniquely qualified through his experience and expertise to be the person who generally sets the agenda for, and leads discussions of, issues relating to the implementation of our strategic plan. While the Board does not have a lead independent director, the independent directors meet in executive session regularly without the presence of management.

Audit Committee and Audit Committee Financial Expert

We have a standing audit committee that is governed by a board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities. The members of the audit committee are Mr. Dekom (committee chairman), Mr. Cohen, and Ms. Wilkin, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act of 1934, as amended (“Exchange Act”) and the listing standards of the Nasdaq Global Market (“Nasdaq”).

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, the audit committee will have, and we must certify to Nasdaq annually that the audit committee does have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. Dekom qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and certain officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership of the Company’s common stock and other equity securities on Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, during the fiscal year ended December 31, 2018, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

We adopted a code of ethics in August 2017 that applies to all of our respective executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. This code of ethics is posted on our corporate website at http://ir.cssentertainment.com. In addition, we intend to post on the website disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code of ethics.

Changes to Shareholder Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend director nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or earned by each of our named executive officers for each of the fiscal years ended December 31, 2018 and 2017.

Name and Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	Stock Awards ($) (2)	All Other ($) (1)(2)	Total ($)
William J. Rouhana, Jr.	2018	126,000	—	—	9,326	135,326
Chief Executive Officer	2017	126,000	—	—	8,376	134,376
Scott W. Seaton	2018	125,000	—	51,000	20,628	196,628
Vice Chairman	2017	125,000	—	135,500	18,506	279,006
Daniel M. Pess	2018	147,000	135,000	51,000	17,135	350,135
Chief Financial Officer	2017	147,000	—	135,500	15,386	297,886
Elana B. Sofko	2018	280,000	—	500	18,879	299,379
Chief Operating Officer	2017	142,038	50,000	62,250	10,156	244,444

(1) Represents the allocable portion (based on business time allocated to CSSE) of salary and bonus, medical care, vision, and long-term disability coverage premiums that is paid by our parent company to the listed executive officers. These amounts are not paid separately by CSSE; they are covered by payments CSSE makes under the CSS Management Agreement (except with respect to Elana B. Sofko).

(2) The amounts reported in the “Stock Awards” column reflect the fair value of stock options for the year ended December 31, 2018, calculated in accordance with ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the stock option awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

CSS Management Agreement

The Company entered into the CSS Management Agreement with its parent operating company, CSS, on May 12, 2016. Under the terms of the CSS Management Agreement, the Company is provided with the broad operational expertise of the CSS companies’ personnel, including the Company’s chairman and chief executive officer, vice chairman and chief strategy officer, senior brand advisor and director, chief financial officer, and chief accounting officer. The CSS Management Agreement also provides for the Company to receive numerous other services, including accounting, legal, marketing, social media support, management, data access and back office systems, and requires CSS to provide the Company with office space and equipment usage. The terms of the CSS Management Agreement and payments made by the Company to date thereunder are described in this Form 10-K/A under “Certain Relationships and Related Transactions and Director Independence — Affiliate Resources and Obligations — CSS Management Agreement.”

Payments upon Termination or Change in Control

In 2017, Ms. Sofko entered into a severance agreement with the Company. If Ms. Sofko’s employment is terminated by the Company other than for cause, then she will be entitled to continued salary for a period of six months. Ms. Sofko is not entitled to accelerated vesting of any outstanding equity awards.

The following table summarizes the amounts payable upon termination of employment for Ms. Sofko, assuming termination occurred on December 31, 2018 under the severance arrangement with Ms. Sofko. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount).

	Potential Termination Payments
Name	By the Executive ($)	By Company for Cause ($)	By Company without Cause ($)
Elana B. Sofko	—	—	$140,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option and stock awards as of December 31, 2018 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William J. Rouhana, Jr. Chief Executive Officer	—	—	—	—
Scott W. Seaton Vice Chairman	100,000	0	6.50	12/31/2022
Daniel M. Pess Chief Financial Officer *	100,000	0	6.50	12/31/2022
Chris Mitchell Chief Financial Officer	—	—	—	—
Elana B. Sofko Chief Operating Officer	43,750	31,250	7.50	12/31/2022

* Mr. Pess retired effective January 1, 2019. Pursuant to the terms of his separation agreement with the Company, the vesting of outstanding unvested options granted to Mr. Pess was accelerated effective as of January 1, 2019.

Option Grants

In January 2017, the Company granted five-year options to purchase up to 100,000 shares of the Company’s Class A common stock to each of Mr. Seaton, Ms. Newmark, and Mr. Pess that vest in eight equal quarterly installments commencing March 31, 2017 and which are exercisable at $6.50 per share. In 2017, the Company granted additional options to non-management grantees to purchase up to an aggregate of 390,000 shares at exercise prices between $6.50 and $9.74. All of these options were granted under the 2017 Long-Term Incentive Plan described elsewhere in this Form 10-K/A.

The Company believes equity grants provide its executives with a strong link to the Company’s long-term performance, create an ownership culture, and help to align the interests of the Company’s executives and its stockholders. In addition, the Board and the compensation committee periodically review the equity incentive compensation of the Company’s named executive officers and, from time to time, may grant equity incentive awards to them in the form of stock options or other equity awards.

Director Compensation

Each of the Company’s independent directors receives annual director fees totaling $50,000 per year in two equal semi-annual installments, payable 50% in cash and 50% in shares of Class A common stock.

The following table sets forth compensation earned by each director who is not a named executive officer and who served during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Amy L. Newmark	—	—	—
Peter J. Dekom	25,000	24,154	49,154
Fred M. Cohen	25,000	24,154	49,154
Christina Weiss Lurie	25,000	24,154	49,154
Diana Wilkin	25,000	24,154	49,154

(1)	Represents the cash portion of annual director fees.

(2) Represents the fair value of the share awards for the year ended December 31, 2018, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the board member. The assumptions made in valuing the share awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Long-term equity incentives are an important component of compensation and are designed to align the interests of our executive officers and directors who receive long-term equity awards with the Company’s long-term performance and to increase shareholder value. The Company has awarded long-term incentive compensation pursuant to one plan:

2017 Long-Term Incentive Plan. The 2017 Long-Term Incentive Plan, as amended, registered 1,250,000 shares of our common stock, which may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, to employees, officers, directors, and consultants of the company. As of December 31, 2018, we have granted 832,500 shares under this plan and 417,500 shares remained available for grant under this plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by shareholders	832,500	7.92	417,500
Equity compensation plans not approved by shareholders	—	—	—
Total	832,500	7.92	417,500

(1) Excludes securities to be issued upon exercise of outstanding options, warrants, and rights, which are reflected in the first column.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the Company’s Class A common stock and Class B common stock as of April 29, 2019 by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

The beneficial ownership of each person was calculated based on 4,153,505 shares of Class A common stock outstanding and 7,817,238 shares of Class B common stock outstanding as of April 29, 2019. Beneficial ownership does not include shares of the Company’s 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, which is non-voting and non-convertible. Except as otherwise indicated, the Company believes all persons named in the table below have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Class A		%	Class B		%	Percent of Total Voting Power (2)
Current Directors and Officers:
William J. Rouhana, Jr. (3)	157,500	(4)	3.65	7,813,938	(5)	99.96	95.11
Scott W. Seaton	112,690	(6)	2.64	—		0	*
Christopher Mitchell	20,916	(7)	*	—		0	*
Elana B. Sofko	35,416	(8)	*	—		0	*
Amy L. Newmark (3)	133,150	(9)	3.11	—		0	*
Peter J. Dekom	11,853		*	—		0	*
Fred M. Cohen	9,770		*	—		0	*
Christina Weiss Lurie	28,523		*	—		0	*
Diana Wilkin	16,853		*	—		0	*
All current directors and executive officers as a group (ten persons)	526,671	(10)	11.42%	7,813,938		99.96	95.55%
Five Percent Holders:
Chicken Soup for the Soul Productions, LLC	—		0	7,654,506		97.92	92.98
Trema, LLC	157,500	(4)	3.65	159,432		2.04	2.13
Royce & Associates, LP (11)	214,500		5.65%	—		0	*
Greenhaven Road Investment Management, L.P. (12)	743,351		17.8%	—		0	*

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is Chicken Soup for the Soul Entertainment, Inc., P.O. Box 700, Cos Cob, Connecticut 06807.

(2)	Percentage of total voting power represents voting power with respect to all shares of Class A and Class B common stock, as a single class. The holders of Class B common stock are entitled to ten votes per share, and holders of Class A common stock are entitled to one vote per share.

(3)	Mr. Rouhana and Ms. Newmark are married. Each spouse disclaims beneficial ownership of the shares owned by the other spouse.

(4)	Represents shares issuable upon exercise of Class W warrants held by Trema, LLC, an affiliate of Mr. Rouhana.

(5)	Represents (i) 159,432 shares of Class B common stock beneficially owned by an affiliate of Mr. Rouhana and (ii) all of the shares of Class B common stock owned by CSS Productions. The ultimate parent of CSS Productions is CSS Holdings, which in turn is ultimately controlled by Mr. Rouhana.

(6)	Includes 100,000 shares purchasable under options that have vested. All of these options were granted under the Company’s 2017 Long-Term Incentive Plan, vest in equal quarterly installments beginning on September 30, 2018 and are exercisable at $6.50 per share. Also includes (i) 10,625 shares issuable upon the exercise of Class W warrants at an exercise price of $7.50 per share and (ii) 2,065 shares issuable upon the exercise of Class Z warrants at an exercise price of $12.00 per share.

(7)	Represents (i) 8,333 shares purchasable under options that have vested and an additional 8,333 shares purchasable under options that will vest within 60 days of the date hereof, but does not include 83,334 shares purchasable under options that do not vest within 60 days of the date hereof, such options granted under the Company’s 2017 Long-Term Incentive Plan, vest in twelve equal quarterly installments beginning on March 31, 2019 and are exercisable at $8.08 per share and (ii) 4,250 shares issuable upon the exercise of Class W Warrants at an exercise price of $7.50 per share.

(8)	Represents: (i) 18,750 shares purchasable under options that have vested but does not include an additional 56,250 shares purchasable under options that do not vest within 60 days of the date hereof, such options granted under the Company’s 2017 Long-Term Incentive Plan and vest in quarterly installments beginning on September 30, 2018 and are exercisable at $7.50 per share; and (ii) 8,333 shares purchasable under options that have vested and an additional 8,333 shares purchasable under options that will vest within 60 days of the date hereof, but does not include 83,334 shares purchasable under options that do not vest within 60 days of the date hereof, such options granted under the Company’s Incentive Plan, vest in twelve equal quarterly installments beginning on March 31, 2019 and are exercisable at $9.25 per share.

(9)	Includes 100,000 shares purchasable under options that have vested. All of these options were granted under the Company’s 2017 Long-Term Incentive Plan, vest in equal quarterly installments beginning on September 30, 2018 and are exercisable at $6.50 per share. Also includes 33,150 shares underlying Class W warrants.

(10)	Represents all of the shares beneficially owned by the individuals listed above and as set forth in footnotes (4) through (10) above.

(11)	The business address of Royce & Associates, LP is 745 Fifth Avenue, New York, NY 10151. Information derived from a Schedule 13G filed on February 6, 2019.

(12)	The business address of Greenhaven Road Investment Management, LP is c/o Royce & Associates, LP, 8 Sound Shore Drive, Suite 190, Greenwich, CT 06830. Information derived from a Schedule 13G/A filed on February 14, 2019. Represents (i) 371,114 shares of Class A common stock directly owned by Greenhaven Road Capital Fund 1, L.P. ("Fund 1"), a private investment vehicle, and (ii) 372,237 shares of Class A common stock directly owned by Greenhaven Road Capital Fund 2, L.P. ("Fund 2"), a private investment vehicle. Greenhaven Road Investment Management, LP (the "Investment Manager") is the investment manager of Fund 1 and Fund 2. MVM Funds, LLC (the "General Partner") is the general partner of Fund 1, Fund 2, and the Investment Manager. Scott Miller is the controlling person of the General Partner. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Person Policy

The Company’s Code of Ethics requires that the Company avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or 1% of the average of the Company’s total assets in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the other members of the Board with all material information concerning the transaction. Additionally, the Company requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or officer.

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

Credit Facility

In May 2016, we entered into a credit facility (“Credit Facility”) with an affiliate of Mr. Rouhana, our chief executive officer and chairman of the board. Under the terms of the Credit Facility, as amended as of December 12, 2016, January 24, 2017 and March 27, 2017, we were entitled to borrow, repay and reborrow up to an aggregate of $4.5 million through June 30, 2018. Our payment obligations under the Credit Facility were senior obligations and secured by a first priority security interest in all of our assets. The proceeds of the loans made under the Credit Facility were used by us for working capital and general corporate purposes. All amounts outstanding and owed under the Credit Facility were repaid by us in April 2018 and the Credit Facility was terminated.

Formation of Joint Venture with Crackle

In March 2019, we entered into an agreement to form a joint venture with Crackle, Inc., which is currently a business of Sony Pictures Television. In connection with the joint venture, Crackle will, if the joint venture is consummated, contribute certain of the assets of its leading AVOD network to the joint venture. Pursuant to the Contribution Agreement, we agreed to contribute assets relating to our VOD business and to assign to the joint venture the rights to use the Brand in VOD. The combined VOD businesses will be branded “Crackle Plus”.

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

Special Dividend on Common Stock

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

Independence of Directors

Our Class A common stock and Series A Preferred Stock is listed on the Global Market of The Nasdaq Stock Market (“Nasdaq”) and we adhere to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. Dekom and Cohen and Mses. Wilkin and Weiss Lurie is an independent director.

Item 14. Principal Accountant Fees and Services

The firm of Rosenfield and Company, PLLC (“Rosenfield & Co.”) serves as our independent registered public accounting firm. Rosenfield & Co. has served as our auditor since 2017.

Independent Registered Public Accounting Firm’s Fees and Services

The following fees were paid to Rosenfield & Co. for services rendered in years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$200,000	$159,500
Audit-Related Fees (2)	146,527	—
Tax Fees(3)	15,000	17,500
All Other Fees	—	—
Total Fees	$361,527	$177,000

(1)	Audit fees consist of fees billed for professional services by Rosenfield & Co. for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2018 and 2017 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by Rosenfield & Co. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Tax fees represent the aggregate fees billed for professional services rendered by Galleros Robinson for tax compliance, tax advice and tax planning services.

The aggregate fees included in the Audit Fees are those billed for the indicated fiscal year. The aggregate fees included in the Audit-Related Fees and Tax Fees are those fees billed in the indicated fiscal year.

Policies and Procedures

The Company’s audit committee approves and reviews the audit and non-audit services proposed to be performed by the Company’s independent auditor the Company will not engage Rosenfield & Co. to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the standing policies and procedures already approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation of CSS Entertainment (1)
3.2	By-laws of CSS Entertainment (1)
4.1	Specimen CSS Entertainment Class A common stock Certificate (1)
4.2	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (2)
4.3	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (3)
10.1	Trademark and Intellectual Property License Agreement between CSS Entertainment and CSS Entertainment for the Soul, LLC (1)
10.2	Management Services Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC (1)
10.3	Contribution Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC and Chicken Soup for the Soul Productions, LLC (1)
10.4	Contribution Agreement between CSS Entertainment and Trema, LLC (1)
10.5	Form of Indemnification Agreement (1)
10.6	2017 Equity Plan (1)
10.7	Form of Lock-up Agreement between Insiders and our Company (1)
10.8	Form of Lock-up Agreement between Insiders and Joint Bookrunning Managers (1)
10.9	Form of Lock-up Agreement between Non-Insiders and our Company (1)
10.10	Form of Lock-up Agreement between Non-Insiders and Joint Bookrunning Managers (1)
10.11	Credit Facility from Trema, LLC to our Company, as amended (1)
10.12	Loan and Security Agreement between CSS Entertainment, Screen Media Ventures, and the Guarantors and Lenders named therein (4)
10.13	Form of Term Promissory Note by each of CSS Entertainment and Screen Media Ventures in favor of Lender (4)
10.14	Form of Commercial Revolving Line of Credit Promissory Note by each of CSS Entertainment and Screen Media Ventures in favor of Lender (4)
23.1	Consent of Rosenfield & Company, PLLC *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Previously filed on Form 10-K for the year ended December 31, 2019, filed April 1, 2019.
**	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 1-A (SEC No. 024-10704)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 29, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-227596).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

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

By:
	/s/ William J. Rouhana, Jr.	April 30, 2019
William J. Rouhana, Jr., Chairman and Chief Executive Officer

	/s/ Scott W. Seaton	April 30, 2019
Scott W. Seaton, Vice Chairman and Director

	/s/ Christopher Mitchell	April 30, 2019
Christopher Mitchell, Chief Financial Officer (Principal Financial Officer)

	/s/ Daniel Sanchez	April 30, 2019
Daniel Sanchez, Chief Accounting Officer (Principal Accounting Officer)

	/s/ Amy L. Newmark	April 30, 2019
Amy L. Newmark, Director

	/s/ Peter Dekom	April 30, 2019
Peter Dekom, Director

	/s/ Fred M. Cohen	April 30, 2019
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	April 30, 2019
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	April 30, 2019
Diana Wilkin, Director