Form 10-Q
period 2019-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-05-15
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 15, 2019 totaled 11,987,410 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,170,172
Class B Common Stock, $.0001 par value per share*	7,817,238

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)

ASSETS

Cash and cash equivalents	$3,043,110	$6,451,758
Restricted cash	750,000	750,000
Accounts receivable, net	10,305,684	12,841,099
Prepaid expenses	358,384	218,736
Inventory, net	286,601	262,068
Goodwill	2,537,079	2,537,079
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	2,780,505	2,971,637
Film library, net	27,287,110	25,338,502
Due from affiliated companies	3,198,936	1,213,436
Programming costs, net	12,876,296	12,790,489
Deferred tax asset	917,000	452,000
Other assets, net	337,362	356,221
Total assets	$76,842,010	$78,346,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of commercial loan	$1,000,000	$1,000,000
Commercial loan and revolving line of credit, net of
unamortized deferred finance cost of $308,731 and $334,554, respectively	6,347,578	6,582,113
Accounts payable and accrued expenses	3,860,127	5,078,805
Film library acquisition obligations	2,988,850	2,715,600
Accrued participation costs	1,507,124	1,539,139
Other liabilities	64,107	414,506
Deferred revenue	12,938	6,469
Total liabilities	15,780,724	17,336,632

Stockholders' equity

Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,058,497 and 918,497 shares issued
and outstanding, respectively, redemption value of $26,462,425 and $22,962,425, respectively	106	92
Class A common stock, $.0001 par value, 70,000,000 shares authorized;
4,227,740 shares issued, 4,153,505 outstanding	421	421
Class B common stock, $.0001 par value, 20,000,000 shares authorized;
7,817,238 shares issued and outstanding	782	782
Additional paid-in capital	62,788,256	59,360,583
Retained (deficit) earnings	(1,095,550)	2,281,187
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders' equity	61,061,286	61,010,336
Total liabilities and stockholders' equity	$76,842,010	$78,346,968

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2019	2018*

Revenue:

Online networks	$735,264	$631,015
Television and film distribution	1,469,279	3,243,147
Television and short-form video production	320,955	2,206,539

Total revenue	2,525,498	6,080,701

Less: Television & film distribution returns and allowances	(332,344)	(320,349)

Net revenue	2,193,154	5,760,352

Cost of revenue	1,632,101	3,120,705

Gross profit	561,053	2,639,647

Operating expenses:

Selling, general and administrative	2,822,057	2,649,397
Amortization	205,623	24,077
Management and license fees	219,270	571,395

Total operating expenses	3,246,950	3,244,869

Operating (loss)	(2,685,897)	(605,222)

Interest income	13,525	175
Interest expense	(141,123)	(21,555)
Acquisition-related costs	(397,935)	(45,300)

(Loss) before income taxes and preferred dividends	(3,211,430)	(671,902)

Provision for (benefit from) income taxes	(438,000)	213,000

Net (loss) before preferred dividends	(2,773,430)	(884,902)
Preferred dividends	603,307	-
Net (loss) available to common Stockholders	$(3,376,737)	$(884,902)

Net (loss) per common share:

Basic and diluted	$(0.28)	$(0.09)

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", results of operations for the 2018 period have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
			Class A		Class B		Additional	Retained
		Par		Par		Par	Paid-In	(Deficit)	Treasury
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Total

Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$61,010,336
Share based compensation - stock options							215,847			215,847
Issuance of preferred stock	140,000	14					3,499,986			3,500,000
Preferred Stock Issuance Costs							(288,160)			(288,160)
Dividends								(603,307)		(603,307)
Net loss								(2,773,430)		(2,773,430)
Balance, March 31, 2019	1,058,497	$106	4,227,740	$421	7,817,238	$782	$62,788,256	$(1,095,550)	$(632,729)	$61,061,286

	Common Stock
	Class A		Class B		Additional	Retained
		Par		Par	Paid-In	(Deficit)
	Shares	Value	Shares	Value	Capital	Earnings	Total

Balance, December 31, 2017	4,096,353	$409	7,863,938	$786	$36,584,575	$9,421,619	$46,007,389
Share based compensation - stock options					254,195		254,195
A Plus Tax adjustment						(29,284)	(29,284)
Net loss						(884,902)	(884,902)
Balance, March 31, 2018	4,096,353	$409	7,863,938	$786	$36,838,770	$8,507,433	$45,347,398

See accompanying notes to audited consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,

	2019	2018*

Cash flows from Operating Activities:

Net (loss) income	$(2,773,430)	$(884,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	215,847	254,195
Amortization of programming costs	61,798	770,401
Amortization of deferred financing costs	25,823	-
Amortization of fixed assets and acquired intangibles	205,623	24,077
Amortization of film library	871,126	1,454,140
Reserve for bad debts and returns	300,403	407,981
Deferred income taxes	(465,000)	172,000
Changes in operating assets and liabilities:
Trade accounts receivable	2,235,012	(781,784)
Prepaid expenses and other current assets	(135,279)	3,734
Inventory	(24,533)	51,761
Programming costs	(147,605)	(773,132)
Film library	(2,819,734)	(1,056,556)
Accounts payable and accrued expenses	(1,218,678)	308,897
Film library acquisition obligations	273,250	(477,800)
Accrued participation costs	(32,015)	(132,659)
Other liabilities	(350,400)	3,577
Deferred revenue	6,469	(515,000)

Net cash used in operating activities	(3,771,323)	(1,171,070)

Cash flows from Investing Activities:

Increase in due from affiliated companies	(1,985,500)	580,295

Net cash used in investing activities	(1,985,500)	580,295

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited) Cont'd

	Three Months Ended March 31,

	2019	2018*

Cash flows from Financing Activities:

Proceeds from revolving credit facility from related party	-	200,000
Repayments of senior secured term loan and revolving line of credit from third party	(260,358)	-
Payment of stock issuance costs	(288,160)	-
Payment of deferred financing costs	-	(30,000)
Proceeds from issuance of Series A preferred stock	3,500,000	-
Dividends paid to preferred stockholders	(603,307)	-

Net cash provided by financing activities	2,348,175	170,000

Net decrease in cash and cash equivalents	(3,408,648)	(420,775)

Cash and cash equivalents at beginning of period	7,201,758	2,172,985

Cash and cash equivalents at end of the period	$3,793,110	$1,752,210

Supplemental data:
Interest paid	$117,453	$16,268

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$3,043,110	$1,752,210
Restricted cash	750,000	-
Total cash, cash equivalents and restricted cash per statements of cash flows	$3,793,110	$1,752,210

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", results of operations for the 2018 year have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

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

The Company operates and is managed by the chief operating decision maker as one reportable segment, the production and distribution of video content. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 countries worldwide.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018.

The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, intangible assets, share-based compensation expense, income taxes and amortization of programming and film library costs. Actual results could differ from those estimates.

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

At March 31, 2019 and December 31, 2018, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amount’s management expects to collect and are subsequently stated net of an allowance for doubtful accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from doubtful accounts are reported as bad debt expense in the consolidated statements of operations. At March 31, 2019, and December 31, 2018, accounts receivable is presented net of allowance for doubtful accounts and video returns of $396,292, and $601,500, respectively. Bad debt (recovered) expense of $(31,941) and $87,632 was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively. Provision for returns and allowances of $332,344 and $320,349 was recorded in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

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

The costs of producing video content are amortized using the individual-film-forecast method. These costs are amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production.

For an episodic television series, the period over which ultimate revenue is estimated cannot exceed ten years following the date of delivery of the first episode, or, if the series is still in production, five years from the date of delivery of the most recent episode, if later.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 is amortization of programming costs totaling $61,798 and $770,401, respectively. There was no impairment charge recorded in the three months ended March 31, 2019 and 2018.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast-computation method.

The film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenue.

Ultimate revenue time frame is determined based on the term of the related acquisition agreement. The Company generally acquires distribution rights covering periods of ten or more years.

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, is amortization of film library totaling $871,126 and $1,454,140, respectively. For the three months ended March 31, 2019 and 2018, there was no impairment charge recorded.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill & Acquired Intangible Assets

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. We continually evaluate our estimates, including the assumptions, risks, and uncertainties inherent in our estimates, however, it cannot be assured that our estimates will be accurate. If we determine that our estimates are not accurate, we will be required to record an impairment charge. Considering the characteristics of AVOD and film distribution companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is talent and customer intelligence. As a result, a substantial portion of the purchase price is allocated to other intangible assets including goodwill where appropriate.

Changes to the original estimates may be required during the life of an asset. We review goodwill and other intangible assets with indefinite lives not subject to amortization as of December 31st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. As of the March 31, 2019 no indicators of impairment have been identified and thus no impairment charge has been recorded for the three month period.

Our Goodwill & Acquired Intangible Assets consist of the following,

Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). The Company paid a purchase price of $5,000,000 for the Perpetual License in 2016, which approximated the cost of the licensed content to CSS. The Company has recorded the initial purchase price of the Perpetual License at the estimated cost to CSS.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represent the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible and is not subject to amortization but annual impairment analysis.

Pivotshare

Acquired intangible assets of Pivotshare represent the fair value of its installed customer base, the non-compete obligation of the former chief executive officer and goodwill.

The installed customer base and the non-compete obligation are stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of useful lives, which is five years for the installed customer base and three years for the non-compete, which is the period it is in effect.

A Plus

The Company recorded goodwill from the acquisition of A Plus which resulted from the portion of the purchase price less the net assets purchased as of the initial acquisition date.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At March 31, 2019 and 2018, the Company did not have any unrecognized tax benefits or liabilities.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued Participation Costs

The Company accrues for participation costs payable to production companies and producers based on the respective agreements. Amounts payable to production companies and producers are calculated based on gross revenue for each film after exceeding certain minimum targets. In addition, the Company must recoup its original investment in each film before such payments are due. Accrued participation costs are capitalized and amortized as part of the film library.

Revenue Recognition

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue earned on the distribution of third parties’ streaming content under the Pivotshare Publishers Agreement is reported on a net basis because the Company’s performance obligation is to facilitate a transaction between third party content producers (“Publishers”) and end customers, for which we earn a commission based on revenue share (see Note 5). Revenue from digital online media distribution is included in online networks in the accompanying condensed consolidated statements of operations.

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

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with Accounting Standards Codification Topics, ASC 606: Revenue from contracts with customers and ASC 926: Entertainment – Films as amended. For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying condensed consolidated statements of operations.

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the three months ended March 31, 2019 and 2018, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to reimburse.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total advertising costs for the three months ended March 31, 2019 and 2018 was $513,497 and $224,442, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

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

Note 4 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation Topic 718: Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. Under the new guidance, equity-classified nonemployee awards are to be measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 for public entities and after December 15, 2019 for all other entities. Early adoption is permitted but not before an entity adopts ASC 606. The Company has adopted ASC 606, January 1, 2019 and the impact of implementation is not expected to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2019. The Company is currently assessing the potential impact ASU 2016-02 will have on its Consolidated Financial Statements. The impact of implementation is not expected to be material.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014-09 in the first quarter of 2019 and has applied the modified retrospective method. No adjustment has been recorded to opening retained earnings given the lack of change to the company accounting for revenue with contracts with customers. Because the Company's primary source of revenue is from episodic television shows when each episode becomes available for delivery and available for broadcast, and multi-film sales when available for initial exploitation by customers, comparative information has not required restatement and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue recognition and net income or loss, as applicable, on an ongoing basis.

Refer to “Note 5 Revenue Recognition” for details of the impact and required disclosures.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include the distribution of film content, production of episodic television series, licensing of content and delivery of online advertisements on our owned and operated VOD platforms. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and do not include any variable consideration or financing components in our normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The following tables disaggregates our revenue by major product:

	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue
Revenue:
Online networks	$735,264	34%	$631,015	12%
Television and film distribution	1,469,279	67%	3,243,147	56%
Television and short-form video production	320,955	15%	2,206,539	38%
Total revenue	2,525,498	115%	6,080,701	106%
Less: returns and allowances	(332,344)	-15%	(320,349)	-6%
Net revenue	$2,193,154	100%	$5,760,352	100%

Online Networks

In this business area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks including Popcornflix® and Truli. We also distribute our own and third-party owned content to end users across various digital platforms through our owned and operated SVOD network Pivotshare. Popcornflix® delivers tens of millions of advertisements every month and Pivotshare has approximately 25,000 active subscriptions. Our VOD content library includes over 37,000 hours of programming. Our AVOD networks have over 3 million monthly unique visitors. We generate advertising revenues primarily by video advertisements to our streaming viewers.

Revenue from online digital distribution and VOD platforms are recorded when monthly activity is reported by advertisers. Revenue from all digital media distribution is included in online networks in the accompanying consolidated statements of operations.

Television and Film Distribution

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Television and Short-Form Video Production

In this business area, we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provides us with content developed and distributed by A Plus that is complementary to the Brand.

The Company recognizes revenue from the production and distribution of television programs and short-form video content as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying consolidated statements of operations. Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied.

For all customer contracts, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, we report revenue for show productions, films distributed, and advertising placed on CSSE properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our publishers is recorded as a cost of revenue). We are the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. We also generate revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where we do not own the content or the ad inventory.

No impairment losses have arisen from any CSSE contracts with customers during the three months ended March 31, 2019.

Performance obligations

The unit of measure under ASC 606 is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts have either a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct, or have multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price can generally be readily allocated to each performance obligation based upon the selling price of each distinct service in the contract. In cases where estimates are needed to allocate the transaction price, we use historical experience and projections based on currently available information.

Contract Assets and Contract Liabilities (Deferred Revenues)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2019	January 1, 2019

Contract Assets	$10,305,684	$12,841,099
Contract Liabilities	$12,938	$6,469

Contract assets are primarily comprised of contract obligations that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to cash payments received in advance of satisfaction of the contractual performance obligation.

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three months ended March 31, 2019.

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with customers for terms that include minimum guarantees which are contractual obligations for payment over a period of time that may extend past one year at a variable rate of payment – based on sales. These minimum guarantees are generally collectible via royalty payments at an agreed rate which are collected on a monthly basis. Contractual arrangements containing minimum guarantees are evaluated on a contract by contract basis for the need for present value treatment. As of the financial statement no material arrangements requiring financing treatment have been identified.

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of March 31, 2019 and January 1, 2019 was $12,938 and $6,469, respectively. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2019.

Arrangements with multiple performance obligations

In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, we identify how control transfers to the customer for each distinct contract obligation and determine the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a bundled contract do not run concurrently, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost-plus margins. Performance obligations that are not distinct at contract inception are combined.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Episodic Television Programs

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

In 2017, the Sponsor funded a new parenting series called Being Dad, our third episodic television show. In August 2018, the series began streaming on Netflix.

(c) On June 20, 2017, the Company entered into an agreement with HomeAway.com and received corporate sponsorship funding for our fourth episodic television series entitled Vacation Rental Potential. This series, comprised of eight, one-hour episodes began airing on the A&E Network in November and December 2017. The show gives viewers the information needed to obtain their dream vacation. The show premiered on A&E Network in December 2017. Its second season aired on A&E Network.

(d) In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., State Farm, and Chegg Inc. to sponsor the Company’s fifth episodic television series entitled Going From Broke. Ashton Kutcher is the executive producer of Going From Broke.

The series is comprised of ten, half-hour episodes to air on a major network or cable broadcast platform and thirty-two, one-minute short form videos. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of student and other debt and execute a plan that will lead to financial stability.

(e) In December 2018, the company signed agreements with Chicken Soup for the Soul Pet Food, a related party, and American Humane, the country’s first national humane organization, to sponsor Chicken Soup for the Soul’s Animal Tales. The series began airing on The CW in January 2019.

Chicken Soup for the Soul’s Animal Tales consists of 15 half-hour episodes. Chicken Soup for the Soul Pet Food makes a complete line of super premium dog and cat food, made from the finest natural ingredients for every stage of pet life. American Humane has sponsored content with CSS Entertainment in the past, telling the heroic and inspiring stories of the safety, welfare, and well-being of animals. The series has been renewed for a second season on May 13, 2019.

Note 7 – Share-Based Compensation

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2019 and 2018, the Company recognized $190,847 and $229,195, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of March 31, 2019 is as follows:

	As of March 31, 2019

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value

Total outstanding at December 31, 2018	662,500	$7.52	3.34	$332,100
Granted	425,000	8.11	4.87	-
Forfeited	(33,333)	9.61	3.74	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2019	1,054,167	$7.69	3.79	$4,922,933
Vested and exercisable at March 31, 2019	487,086	$7.08	2.93	$2,571,847

As at March 31, 2019 the Company had unrecognized pre-tax compensation expense of $2,132,579 related to non-vested stock options under the Plan of which $699,854, $800,498, $589,789 and $42,438 will be recognized in 2019, 2020, 2021 and 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Three Months Ended March 31,
Weighted Average Assumptions:	2019	2018

Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	57.2%
Expected term (years)	5.00	2.57
Risk-free interest rate	2.24%	2.05%
Exercise price per stock option	$7.69	$7.63
Market price per share	$7.24	$6.95
Weighted average fair value per stock option	$3.51	$3.35

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

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the three months ended March 31, 2019 and 2018, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $25,000 and $25,000, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended
	March 31,
	2019	2018

Net (loss) income available to common stockholders	$(3,376,737)	$(884,902)
Basic weighted-average shares outstanding	11,970,743	9,416,333
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	-
Assumed issuance of shares from exercise of warrants*	-
Diluted weighted-average shares outstanding*	11,970,743	9,416,333

Earnings per share:
Basic & diluted	$(0.28)	$(0.09)

* For the periods ending March 31, 2019 and 2018 common stock equivalents totaling 109,926 and 16,509, respectively, were excluded from the calculation of diluted (loss) per share because their effect is anti-dilutive.

Note 9 – Programming Costs

Programming costs, net of amortization, consists of the following:

	March 31,	December 31,
	2019	2018

Released, net of accumulated amortization of $9,535,105 and $9,473,308, respectively	$11,415,096	$11,418,244
In production	17,097	17,099
In development	1,444,103	1,355,146
	$12,876,296	$12,790,489

Note 10 – Film Library

Film library costs, net of amortization, consists of the following:

	March 31,	December 31,
	2019	2018

Acquisition costs	$35,996,536	33,176,802
Accumulated amortization	(8,709,426)	(7,838,300)
Net film library costs	$27,287,110	25,338,502

Film library amortization expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was $871,126 and $707,430, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 - Intangible Asset - Video Content License

Indefinite lived Intangible assets, consists of the following:

	March 31,	December 31,
	2019	2018

Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, consists of the following:

	March 31,	December 31,
	2019	2018

Acquired customer base, net	$2,003,961	$2,118,473
Non-compete agreement, net	419,717	463,898
Website Development, net	356,827	389,266
	$2,780,505	$2,971,637

Amortization expense was $191,132 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Goodwill consists of the following:

	March 31,	December 31,
	2019	2018

Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A-Plus	1,236,760	1,236,760
	$2,537,079	$2,537,079

There were no impairments identified or recorded related to goodwill and intangible assets for any period presented.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Commercial Loan, Revolving Line of Credit and Senior Secured Revolving Line of Credit

Commercial Loan

On April 27, 2018, the Company entered into the Commercial Loan totaling $7.5 million, comprised of a $5.0 million Term Loan and a $2.5 million Revolver. On December 27, 2018, the company increased the Commercial Loan Revolver from $2.5 million to $3.5 million.

The Commercial Loan was advanced in full on April 27, 2018 and matures on May 1, 2023. Borrowings under the Term Loan bear interest at a fixed rate of 5.75% per annum with interest payable monthly over a five-year period and was subject to a one-time commitment fee payment of $75,000. Principal is payable in equal monthly installments of $83,333 over a five-year period. Part of the proceeds of the Commercial Loan were used to fully repay $1.7 million of existing debt (see below) and for general working capital purposes. The Revolver matures on April 26, 2021 and bears interest at the prime rate plus 1.5%, interest only is payable monthly over a three-year period, until such time as the loan is renewed or becomes due and was subject to a one-time commitment fee payment of $37,500. The Revolver is subject to adjustment based upon eligible accounts receivable supporting such borrowing. Advances made under the Revolver are used for general working capital purposes.

As of March 31, 2019, the principal balance outstanding on the Term Loan is $4,166,667 and the Revolver balance is $3,489,642. The Term Loan and the Revolver are presented on the condensed consolidated balance sheets net of unamortized debt issuance costs of $308,731. For the three months ended March 31, 2019 and 2018, the Company incurred $115,300 and $0 of interest expense on the Term Loan and Revolver, respectively.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%. We were in compliance with all such covenants as of March 31, 2019 and December 31, 2018, respectively.  There was one ratio test in the current terms of the agreement that was not met at March 31, 2019. In light of the current results and the recent Crackle Plus acquisition, we may amend the terms and covenants of the agreement.  The lender has provided the company with a Letter of Intent to expand the loan to $20 million and amend the current terms and covenants.

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

For the three months ended March 31, 2019 and 2018, interest expense on the Credit Facility was $0 and $21,555, respectively.

As of March 31, 2019, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Future Principal Payments

Year Ended December 31,	Amount
Remainder of 2019	$750,000
2020	1,000,000
2021	4,489,642
2022	1,000,000
2023	416,667
$7,656,309

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended March 31,
	2019	2018
Current provision (benefit):
Federal	$-	$-
States	27,000	41,000
Total current provision	27,000	41,000

Deferred provision (benefit):
Federal	(343,000)	160,000
States	(122,000)	12,000
Total deferred provision (benefit)	(465,000)	172,000
Total provision (benefit) for income taxes	$(438,000)	$213,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31, 2019	December 31, 2018
Deferred Tax Assets:
Net operating loss carry-forwards	$3,829,000	$3,022,000
Acquisition-related costs	723,000	663,000
Film library	306,000	427,000
Deferred state taxes	77,000	157,000
Less: valuation allowance	(823,000)	(719,000)
Total Deferred Tax Assets	4,112,000	3,550,000

Deferred Tax Liabilities:
Programming costs	2,778,000	2,779,000
Other assets	417,000	319,000
Total Deferred Tax Liabilities	3,195,000	3,098,000
Net deferred tax asset	$917,000	$452,000

The Company has net operating losses of approximately $11,151,000 which expire between 2031 and 2039. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.

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

The deferred tax asset valuation allowance has increased by $104,000 in the three months ended March 31, 2019.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 – Related Party Transactions

(a)  Affiliate Resources and Obligations

Management Services Agreement

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

We pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter, each payable on or prior to the 45th day after the end of the calendar quarter to which it relates, or the 10th day after the filing of the applicable Exchange Act report for such quarter. For the three months ended March 31, 2019 and 2018, the Company recorded management fee expense of $109,635 and $285,697, respectively, payable to CSS.

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS for the three months ended March 31, 2019 or 2018.

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

We paid CSS a one-time license fee of $5 million. We also pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter, each fee payable on or prior to the 45th day after the end of the calendar quarter to which it relates, or the 10th day after the filing of the applicable Exchange Act report for such quarter. Provided that the CSS License Agreement remains in place, CSS has agreed that it will not engage, and will not cause or permit its subsidiaries (other than us) to engage, in the production or distribution of video content, including that which is unrelated to the Chicken Soup for the Soul brand, except in connection with the marketing of their other products and services.

For the three months ended March 31, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $109,635 and $285,697, respectively, payable to CSS. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Due from Affiliated Companies

At March 31, 2019 and December 31, 2018, the Company is owed $3.2 million and $1.2 million, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

As noted above, advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

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

On May 14, 2019, the joint venture, Crackle Plus was formed, and we launched our new streaming video joint venture. See Note 17 for a description of the closing.

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

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of March 31, 2019 and December 31, 2018.

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Operating Lease Commitment - Screen Media

Year Ended December 31,	Amount
Remainder of 2019	260,876
2020	71,043
$331,919

Rent expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was $113,210 and $105,462, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Note 16 – Segment Reporting and Geographic Information

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the three months ended March 31, 2019 and 2018. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 17 - Subsequent Events

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of March 31, 2019 and April 30, 2019. The monthly dividend for March was paid on April 15, 2018 and the monthly dividend for April is expected to be paid on May 15, 2019. The total dividends declared and paid in April and May was approximately $476,574.

Series A Preferred Stock Offering

On April 8, 2019 the Company entered into a subscription agreement with one investor pursuant to which the company sold 80,000 shares of Series A Preferred Stock, at a price of $25.00 per share. The Company’s net proceeds from the offering, after deducting offering expenses, were approximately $1.855 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends.

On April 22, 2019 the Company completed an underwritten public offering of 159,505 shares of Series A Preferred Stock, including 20,805 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a public offering price of $25.00 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses, were approximately $3.7 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends.

Crackle Plus Joint Venture

On May 14, 2019, we consummated the creation of a joint venture, Crackle Plus, contemplated by the Contribution Agreement. Upon closing, CPEH and its affiliates contributed certain U.S. and Canadian assets of the Crackle branded advertising-based video on demand streaming business to the joint venture. SPT and the joint venture also entered into a license agreement for rights to popular TV series and movies from the Sony Pictures Entertainment library, including Crackle’s original content library. In addition, New Media Services, a wholly-owned subsidiary of Sony Electronics Inc., has contracted to provide the technology back-end services for the newly formed joint venture. CSS Entertainment contributions to the joint venture will include the rights to six owned and operated AVOD networks (Popcornflix, Truli, Popcornflix Kids, Popcornflix Comedy, Frightpix, and Espanolflix) and subscription video-on-demand (SVOD) platform Pivotshare.

Under the terms of the agreement, CSS Entertainment owns the majority interest in the joint venture. Additionally, upon closing CSS Entertainment issued to CPEH four million five-year warrants to purchase Class A common stock of CSS Entertainment at various prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

You should refer to the “Risk Factors” section of the report on Form 10-K, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the report on Form 10-K for the year ended December 31, 2018, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

For the three months ended March 31, 2019 and 2018, our gross revenue was approximately $2.5 million and $6.1 million, respectively. These decreases in gross revenue were primarily due to lower distribution revenues given the strong performance of specific titles in the prior year and the lack of show productions in the current year compared to the prior year.

Our Adjusted EBITDA for the three months ended March 31, 2019 and 2018 was $(0.9) million and $1.6 million, respectively.

Our plan is to use our solid core of television and short-form video production and television and film distribution activities to support the development and growth of a powerful portfolio of online VOD networks. Our production and distribution businesses generate current revenue and Adjusted EBITDA that we can use to fund our rapidly growing online VOD networks. We will continue to seek to opportunistically acquire assets such as content libraries, digital publishers with content related to our own, and other VOD networks. We are also growing and acquiring multiple brands to support our online VOD networks (e.g. Popcornflix, Truli, and Chicken Soup for the Soul) as evidenced by our recent formation of Crackle Plus.

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

Recent Developments

The following transactions occurred during the period covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Formation of Joint Venture with Crackle

On March 27, 2019, we entered into an agreement (“Contribution Agreement”) with CPE Holdings, Inc. (“CPEH”), which is currently a business of Sony Pictures Television (“SPT”), one of the television industry’s leading content providers, and Crackle, Inc. (“Crackle”), a wholly-owned subsidiary of CPEH, to contribute our respective VOD businesses to a newly-formed joint venture entity, Crackle Plus, LLC. The combined VOD businesses will be branded “Crackle Plus”. Pursuant to the Contribution Agreement, we agreed subject to satisfaction of closing conditions, to contribute to Crackle Plus assets relating to our VOD business and to assign to Crackle Plus the rights to use the Brand in VOD and CPEH and Crackle agreed to contribute to Crackle Plus certain assets relating to the Crackle VOD business.

On May 14, 2019, the joint venture, Crackle Plus, LLC was formed, and we launched our new streaming video joint venture. CPEH, Crackle, and their affiliates, and CSS Entertainment and its subsidiaries are each contributing assets to establish Crackle Plus. Crackle’s contributions to the joint venture include Crackle’s U.S. and Canadian assets including the Crackle brand in those territories, its monthly active users and its ad rep business. SPT and the joint venture also entered into a license agreement for rights to popular TV series and movies from the Sony Pictures Entertainment library, including Crackle’s original content library. In addition, New Media Services, a wholly-owned subsidiary of Sony Electronics Inc., has contracted to provide the technology back-end services for the newly formed joint venture. CSS Entertainment contributions to the joint venture include the rights to six owned and operated AVOD networks (Popcornflix, Truli, Popcornflix Kids, Popcornflix Comedy, Frightpix, and Espanolflix) and subscription video-on-demand (SVOD) platform Pivotshare.

Under the terms of the agreement, we own the majority interest in the joint venture. Additionally, we issued to CPEH four million five-year warrants to purchase Class A common stock of CSS Entertainment at various prices.

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

Series A Preferred Stock Dividends

We declared monthly dividends of $0.2031 per share on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of each month end for January through March 2019. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid through March 2019 was approximately $603,307 and $575,888, respectively.

Series A Preferred Stock Offering

For the three months ended March 31, 2019, the company completed the sale of an aggregate of 140,000 shares of its Series A Preferred Stock at an offering price of $25.00 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $3.2 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends and share repurchases.

Business

Online Networks

Our acquisition of Screen Media accelerated our entry into the direct-to-consumer online VOD market through Popcornflix. Popcornflix has an extensive footprint with apps that have been downloaded more than 24 million times. Popcornflix currently has a monthly average of two million active users.

Popcornflix is one of the largest AVOD services. Under the Popcornflix brand, we operate a series of direct-to consumer advertising supported channels. On Popcornflix, we have the rights to exhibit more than 3,000 films and approximately 60 television series comprised of approximately 1,500 episodes, with new content added regularly. As a “free-to-consumer” digital streaming channel, Popcornflix is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic internet connected televisions, among others. Popcornflix is currently available in 56 countries, including the United States, United Kingdom, Canada, Australia, Scandinavia, Germany, France, Hong Kong, and Singapore, with additional territories to be added.

In addition to Popcornflix, through our acquisition of Pivotshare, we derive online networks revenue from a number of aggregated and curated subscription-based VOD channels. We measure the gross billings of Pivotshare but only include our share of the gross billings in revenues in accordance with GAAP, which is 30% if with independent producers (Agency treatment) and 100% if owned by us (Principal treatment).

Television and Film Distribution

We distribute television series and films worldwide. We own the copyright or hold long-term distribution rights to approximately 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

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

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current longform video content projects include:

•	Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award-winning Hidden Heroes was hosted by Brooke Burke. The series third season was on The CW Network. The Boniuk Foundation has agreed to sponsor a fourth season of Hidden Heroes with a new host. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes. Hidden Heroes was nominated for an Emmy award for “Outstanding Children’s or Family Viewing Series” in March 2019.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. The fathers are all bound by the singular belief that raising their children is life’s greatest gift. In August 2018, the series began streaming on Netflix.

•	Vacation Rental Potential. This television series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to afford a vacation home for their family. Hosted by Holly Baker, Vacation Rental Potential offers insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. Its second season aired on A&E Network. The series was nominated for a Real Screen award in the “Digital and Branded Content: Brand-Funded Content” category.

•	Going From Broke. Ashton Kutcher is the executive producer on this new series about the 44 million young Americans that are today saddled with student and credit card debt totaling nearly $1.5 trillion. Recent college graduates have no idea how to dig themselves out of their financial disaster. Going From Broke is hosted by money expert Dan Rosensweig, CEO of multi-billion dollar company Chegg. Throughout the series, Dan helps these millennials deal with their financial challenges.

•	Chicken Soup for the Soul’s Animal Tales (“Animal Tales”). This series is sponsored by Chicken Soup for the Soul Pet Food and American Humane, the country’s first national humane organization. This series celebrates everything pets and animals add to our lives. The series will bring awareness to the Chicken Soup for the Soul mission of helping all pets eat well, whether that’s by making super premium pet food that is affordable or donating millions of meals to shelter pets every year. The show premiered on the CW Network in January 2019 hosted by Eva La Rue. The series was renewed for a second season on May 13, 2019.

Our short-form video content, including our branded short-form video content known as Sips, is receiving increased focus from our advertisers and sponsors. Such short-form video content is typically exhibited through online video content distribution through A Plus and various social media platforms, such as YouTube, Facebook, as well as on the social media channels of Chicken Soup for the Soul and our sponsors. A Plus is adding more short-form video content, and we are focusing on acquisitions in this space. Increasing revenue from short-form video will make our business less cyclical and assist in reducing the relative size of fourth quarter revenue compared to other quarters.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three months ended March 31, 2019 and 2018, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

Reporting Segment

We operate in one reportable segment, the production and distribution of video content. We operate in the United States and internationally. We have entered into distribution agreements with a company that provides for the distribution of episodic television series in Europe. We have a presence in over 56 countries worldwide. We intend to continue to sell our video content internationally.

Seasonality and Cyclicality

Revenue derived from our long-form and short-form production activities has been cyclical as a result of the timing of sponsorship agreements funding those activities. To date, this has affected our production schedules and hence, our revenue, since we recognize revenue as each episode becomes available for delivery or becomes available for viewing, and for short-form online videos, as the videos are posted to a website for viewing. As a result, to date we have reported the vast majority of our revenue in the fourth quarter of each year.

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on YouTube and Popcornflix®, and recently acquired subsidiaries A Plus, and Pivotshare. Our television and film distribution revenue are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Popcornflix® and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include salaries and benefits, non-cash share-based compensation, public and investor relations fees, outside director fees, professional fees and other overhead. A significant portion of selling, general and administrative expenses are covered by our management and license agreements with CSS, as noted below.

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

Interest Expense

Our interest expense is comprised of cash interest paid on our Commercial Loan. See “Liquidity and Capital Resources” below for a full description of the Commercial Loan.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2018

Revenue

The following table presents revenue line items for the three months ended March 31, 2019 and 2018 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Revenue:
Online networks	$766,011	35%	$631,015	11%	$104,145	16%
Television and film distribution	1,469,279	67%	3,243,147	56%	(1,773,868)	-55%
Television and short-form video production	290,208	13%	2,206,539	38%	(1,885,480)	-87%
Total revenue	2,525,498	115%	6,080,701	106%	(3,555,203)	-58%
Less: returns and allowances	(332,344)	-15%	(320,349)	-6%	(11,995)	4%
Net revenue	$2,193,154	100%	$5,760,352	100%	$(3,567,198)	-62%

Our net revenue decreased by $3.6 million for the three months ended March 31, 2019 compared to 2018. This decrease in net revenue was primarily due to lower revenues in our distribution and production businesses offset by increased online network revenue, as further described below.

Online network revenue

Our online networks revenue increased by $0.1 million for the three months ended March 31, 2019 compared to 2018, primarily due to the inclusion of August 2018 acquired online business Pivotshare.

Online network revenue was 35% and 11% of net revenue for the three months ended March 31, 2019 and 2018, respectively. Our online revenue includes revenue generated from our online advertising-supported video on demand content on our owned and operated networks, Popcornflix, YouTube and A Plus and the subscription-based VOD third-party niche channels operating our Pivotshare platform. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos. Crackle Plus would have added in excess of approximately $10 million in gross revenue to our online network revenue for the quarter ended March 31, 2019 had we owned it for the quarter.

Television and film distribution revenue

Our television and film distribution revenue decreased by $1.8 million for the three months ended March 31, 2019 compared to 2018, primarily due to lower distributions revenues year over year. 2018 was a particularly stronger year due to specific titles which generated greater viewer acceptance than those distributed in the current year. We continue to invest in content and distribution relationships which we believe will generate sustainable revenues in the future domestically and internationally and look forward to seeing those benefits as the year progresses. As our business continues to grow and evolve, we look forward to increasing out distribution revenues through the newly formed Crackle Plus platform.

Television and film distribution revenue was 67% and 56% of net revenue for the three months ended March 31, 2019 and 2018, respectively. Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience. We also held back network rights to two of our shows in the 4th quarter in anticipation of airing on Crackle Plus which did not occur until the second quarter of the fiscal year, delaying certain revenue for part of our business.

Television and short-form video production revenue

Our television and short-form video production revenue decreased by $1.9 million for the three months ended March 31, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series episodes. Television and short-form video production was 13% and 38% of net revenue for the three months ended March 31, 2019 and 2018, respectively. We have now created 164 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In the three months ended March 31, 2019, the majority of our revenue was recognized relating to our original episodic production of Animal Tales season one. For the three months ended March 31, 2018, revenue was recognized relating to our Chicken Soup for the Soul original episodic productions, Hidden Heroes, Vacation Rental Potential Season one, and Being Dad; episodes for these programs or similar replacements were not produced during the three months ended March 31, 2019.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended March 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$61,798	3%	$770,401	13%	$(708,603)	-92%
Film library amortization (non-cash)	871,126	40%	1,454,140	25%	(583,014)	-40%
Distribution costs	699,177	32%	896,164	16%	(196,987)	-22%
Total cost of revenue	$1,632,101	74%	$3,120,705	54%	$(1,488,604)	-48%
Gross profit	$561,053		$2,639,647		$(2,078,594)	-79%
Gross profit margin	26%		46%		-20%

Our cost of revenue decreased by $1.5 million for the three months ended March 31, 2019 compared to 2018. This decrease was primarily a result of decreased revenues year over year.

Cost of revenue consists primarily of amortization of programming costs for our television and short-form videos and non-cash amortization of our film library. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Popcornflix, A Plus, Pivotshare and other VOD platforms.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs. For the three months ended March 31, 2019, the cost of revenue included film library amortization and distribution costs related to various films distributed during the period.

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

For the three months ended March 31, 2019, the cost of revenue included amortization of programming cost related to our original production Animal Tales season one. To the extent the episodes generated revenue, that revenue was recognized in the period. For the three months ended March 31, 2018, cost of revenue was driven by the production of episodes for our series Vacation Rental Potential season one, and Being Dad.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$2,822,057	129%	$2,649,397	46%	$172,660	7%
Amortization	205,623	9%	24,077	0%	181,545	754%
Management and license fees	219,270	10%	571,395	10%	(352,125)	-62%
Total operating expenses	$3,246,950	148%	$3,244,869	56%	$2,080	0%

Including amortization and non-cash share-based compensation, our total operating expenses were 148% of net revenue for the three months ended March 31, 2019 compared to 56% in the same period in 2018 and increased in absolute dollars by $0.1 million. This increase was primarily due to increased amortization expense driven by acquired intangibles resulting from the acquisition of Pivotshare in August 2018 offset by decreased management fees driven by the decrease in revenues.

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,		Change
	2019	2018	Period over Period

Payroll, benefits and commissions	$1,422,431	$1,353,553	$68,878	5%
Share-based compensation	215,847	254,195	(38,348)	-15%
Outside professional services	261,543	297,760	(36,217)	-12%
Public company costs and expenses	56,622	97,096	(40,474)	-42%
Bad debt expense	(31,941)	87,632	(119,573)	-136%
Other costs and expenses	897,555	559,161	338,395	61%
	$2,822,057	$2,649,397	$172,661	7%

Our selling, general and administrative expenses increased by $0.2 million for the three months ended March 31, 2019 compared to 2018. This increase resulted primarily from increased professional service and payroll, benefits and commissions expense offset by a decrease in bad debt expense. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $0.1 million for the three months ended March 31, 2019 compared to 2018. This increase resulted primarily from an increase in headcount to support our continued business growth.

Outside professional services decreased by $0.1 million in the three months ended March 31, 2019 compared to 2018. This resulted from our the timing of costs related to professional services provided, particularly costs related to the projected May 2019 launch of the Crackle Plus joint venture.

Bad debt expense decreased $0.1 million resulting from our decrease in revenues and billings activity year over year.

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

In both 2018 and 2019, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $190,847 and $229,195 of non-cash share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. We also recognized $25,000 and $25,000 respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total net revenue reported for the three month periods ended March 31, 2019 and 2018. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the three month periods ended March 31, 2019 and 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment, respectively.

The following table presents cash based and non-cash based interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cash Based:
Commercial Loan	$115,300	$-
Revolving line of credit - related party		21,555
	115,300	21,555
Non-Cash Based:
Amortization of deferred financing costs	25,823	-
	25,823	-

	$141,123	$21,555

We incurred interest expense on advances under our Commercial Loan for the three months ended March 31, 2019. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the three months ended March 31, 2019.

Advances under the Commercial Loan bear interest at 5.75% for the Term Loan and at a rate of prime plus 1.5% for the Revolver. Any advances we received under the Credit Facility bore interest at 5% per annum, plus an annual fee equal to 0.75% of the unused portion of the Credit Facility. See “Liquidity and Capital Resources” below, for a full description of the Commercial Loan and the Credit Facility.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended March 31, 2019, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both March 31, 2019 and 2018.

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

We are obligated to pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter. For the three months ended March 31, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $109,635 and $285,697, respectively, payable to CSS.

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

The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. We are obligated to pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter. For the three months ended March 31, 2019 and 2018, the Company recorded management fee expense of $109,635 and $285,697, respectively, payable to CSS.

In addition, for any sponsorship which is arranged by CSS or its affiliates for (i) our video content or (ii) a multi-element transaction for which we receive a portion of such revenue and CSS receives the remaining revenue (for example, a transaction that relates to both our video content and CSS’ printed products), we shall pay a sales commission to CSS equal to 20% of the portion of such revenue we receive. Each sales commission shall be paid within 30 days of the end of the month in which we receive it. If CSS collects the entire fee from such multi-element transaction, CSS will remit our portion of such fee to us after deducting its sales commission. There were no sales commissions earned or paid to CSS during the three months ended March 31, 2019 and 2018.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018

Net loss available to common stockholders, as reported	$(3,376,737)	$(884,902)
Preferred dividends	603,307	-
Provision for (benefit from) income taxes	(438,000)	213,000
Other Taxes	281,210	-
Interest expense, net of interest income (a)	127,598	21,380
Film library amortization, included in cost of revenue (non-cash)	871,126	1,454,140
Share-based compensation expense (b)	215,847	254,195
Acquisition-related costs and other one-time consulting fees	397,935	95,300
Reserve for video returns	180,208	393,921
Reserve for bad debt	(31,941)	87,632
Amortization	205,623	13,033
All other nonrecurring costs	24,155	-
Adjusted EBITDA	$(939,669)	$1,647,699

We have estimated the proforma adjusted EBITDA for our company if we owned Crackle Plus for the quarter ended March 31, 2019, based on its actual revenues and our estimated consolidated costs at approximately $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Commercial Loan. As of March 31, 2019, we had cash and cash equivalents of $3.8 million. Our total debt principal outstanding was $7.7 million as of March 31, 2019.

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

Preferred Stock Offering

As described above under “Recent Developments”, during the three months ended March 31, 2019, we completed the sale of 140,000 shares of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share generating total net proceeds to the Company, after deducting offering expenses, of approximately $3.2 million.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through March 2019. Total dividends paid from January through the date of this report were approximately $1,052,462.

Cash Flows

Our cash and cash equivalents balance was $3.8 million as of March 31, 2019 and $7.2 million as of December 31, 2018. Cash flow information for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Change in
	2019	2018	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(3,771,323)	$(1,171,070)	$(2,600,253)	-222%
Investing activities	(1,985,500)	580,295	(2,565,794)	442%
Financing activities	2,348,175	170,000	2,178,176	1281%
Net increase in cash and cash equivalents	$(3,408,648)	$(420,775)	$(2,987,873)	710%

Operating Activities

For the three months ended in 2019, our operating activities required a net use of cash totaling $3.8 million. This net use of cash from operating activities resulted primarily from our investment in film library distribution rights totaling $2.8 million and a decrease in accounts payables and accrued expenses of $1.2 million resulting from the timing of payment of normal course of business expenses. This was offset in part by amortization of programming costs and our film library of $0.9 million and our non-cash share-based compensation and our reserve for bad debts and returns of $0.5 million.

For the three months ended in 2018, our operating activities required a net use of cash totaling $1.2 million as we adjusted to the operations of Screen Media. This source of cash from operating activities resulted primarily from amortization of our programming costs and film libraries totaling $2.2 million, offset in part by use of cash in our investment in programming costs and film libraries totaling $1.8 million. In addition, we made payments on film library acquisition obligations of $0.5 million and our accounts receivable increased by $0.8 million.

Investing Activities

For the three months ended in 2019 and 2018, our investing activities required a net use of cash totaling $2.0 million and net provided cash totaling $0.1 million, respectively. This resulted primarily from an increase in our due to / from affiliated companies’ balance driven by our parent company central cash management system.

Financing Activities

For the three months ended in 2019, our financing activities provided net cash totaling $2.3 million. This resulted primarily from proceeds from the sale of our preferred stock of $3.5 million. Such proceeds were primarily offset by the payment of stock issuance costs of $0.3 million and the payment of dividends to preferred stockholders of $0.6 million.

For the three months ended in 2018, our financing activities provided net cash totaling $0.2 million primarily consisting of an advance from the Credit Facility.

Anticipated Cash Requirements

Our strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. Additionally, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, or new equity or debt financing. For the current three months ended March 31, 2019, we’ve used cash of $3.4 million, we expect to have positive cash flows throughout the future reporting periods during the year.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2018.

Recent Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note 4 “Recent Accounting Pronouncements”.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2018.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2 – Unregistered Sales of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

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

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 15, 2019	(Principal Executive Officer)

