Form 10-K/A
period 2018-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-06-04
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, $0.0001 par value per share	CSSE	Nasdaq Global Market

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	Nasdaq Global Market

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Chicken Soup for the Soul Entertainment, Inc. (the “Company”, “CSSE”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2019, the “Original Filing”). We are filing this Amendment No. 2 solely to revise Part II, Item 9A “Controls and Procedures”. This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A. Accordingly, Item 15 has been amended to reflect the filing of such certifications herewith.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions and disposition of assets are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with the authorization of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2018 and did not identify any material weaknesses.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 4, 2019.

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

By:

/s/ William J. Rouhana, Jr.	June 4, 2019
William J. Rouhana, Jr., Chairman and Chief Executive Officer

/s/ Scott W. Seaton	June 4, 2019
Scott W. Seaton, Vice Chairman and Director

/s/ Christopher Mitchell	June 4, 2019
Christopher Mitchell, Chief Financial Officer (Principal Financial Officer)

/s/ Daniel Sanchez	June 4, 2019
Daniel Sanchez, Chief Accounting Officer (Principal Accounting Officer)

/s/ Amy L. Newmark	June 4, 2019
Amy L. Newmark, Director

/s/ Peter Dekom	June 4, 2019
Peter Dekom, Director

/s/ Fred M. Cohen	June 4, 2019
Fred M. Cohen, Director

/s/ Christina Weiss Lurie	June 4, 2019
Christina Weiss Lurie, Director

/s/ Diana Wilkin	June 4, 2019
Diana Wilkin, Director