Form 10-Q
period 2019-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-08-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of August 14, 2019 totaled 12,066,902 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,252,964
Class B Common Stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)

ASSETS

Cash and cash equivalents	$4,455,013	$6,451,758
Restricted cash	750,000	750,000
Accounts receivable, net	19,722,755	12,841,099
Prepaid expenses	1,459,473	218,736
Inventory, net	273,623	262,068
Goodwill	12,466,680	2,537,079
Indefinite lived intangible assets	42,651,470	12,163,943
Intangible assets, net	23,039,766	2,971,637
Film library, net	31,179,409	25,338,502
Due from affiliated companies	5,111,923	1,213,436
Programming costs, net	14,015,404	12,790,489
Program rights	981,830	-
Deferred tax asset	1,253,000	452,000
Other assets, net	322,873	356,221
Total assets	$157,683,219	$78,346,968

LIABILITIES AND EQUITY

Current maturities of commercial loan	$1,000,000	$1,000,000
Commercial loan and revolving line of credit, net of unamortized deferred finance cost of $295,255 and $334,554, respectively	6,121,411	6,582,113
Accounts payable and accrued expenses	18,449,712	5,078,805
Ad Representation fees payable	3,772,084	-
Film library acquisition obligations	5,553,100	2,715,600
Programming Obligations	7,300,862	-
Accrued participation costs	1,114,157	1,539,139
Other liabilities	147,107	414,506
Deferred revenue	-	6,469
Total liabilities	43,458,433	17,336,632
Commitments and contingencies (Note 16)

Equity
Stockholder's Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,338,002 and 918,497 shares issued and outstanding, respectively, redemption value of $33,450,050 and $22,962,425, respectively	134	92
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,247,706 shares issued, 4,173,471 outstanding	423	421
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 shares issued and outstanding	782	782
Additional paid-in capital	84,995,345	59,360,583
Subsidiary convertible preferred stock (Note 17)	36,350,000	-
Retained (deficit) earnings	(7,011,627)	2,281,187
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders' equity	113,702,328	61,010,336
Noncontrolling interests (Note 17)	522,458	-
Total Equity	114,224,786	61,010,336
Total liabilities and equity	$157,683,219	$78,346,968

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018*	2019	2018*

Revenue:
Online networks	$10,009,078	$899,197	$10,744,342	$1,530,212
Television and film distribution	1,975,711	2,031,818	3,444,990	5,274,965
Television and short-form video production	226,740	229,622	547,695	2,436,161
Total revenue	12,211,529	3,160,637	14,737,027	9,241,338
Less: Television & film distribution returns and allowances	(241,047)	(125,645)	(573,391)	(445,994)
Net revenue	11,970,482	3,034,992	14,163,636	8,795,344
Cost of revenue	8,321,994	1,806,266	9,954,095	4,926,971
Gross profit	3,648,488	1,228,726	4,209,541	3,868,373
Operating expenses:
Selling, general and administrative	4,700,424	2,493,625	7,522,481	5,143,022
Amortization	729,991	24,078	935,614	48,155
Management and license fees	1,195,520	293,689	1,414,790	865,084
Total operating expenses	6,625,935	2,811,392	9,872,885	6,056,261
Operating (loss)	(2,977,447)	(1,582,666)	(5,663,344)	(2,187,888)
Interest income	12,024	3,472	25,549	3,647
Interest expense	(146,359)	(97,263)	(287,482)	(118,818)
Acquisition-related costs	(2,258,801)	-	(2,656,736)	(45,300)
(Loss) before income taxes and preferred dividends	(5,370,583)	(1,676,457)	(8,582,013)	(2,348,359)
(Benefit from) provision for income taxes	(253,000)	(9,000)	(691,000)	204,000
Net (loss) before noncontrolling interests and preferred dividends	(5,117,583)	(1,667,457)	(7,891,013)	(2,552,359)
Net income attributable to noncontrolling interests	513	-	513	-
Net (loss) attributable to Chicken Soup for the Soul Entertainment, Inc.	(5,118,096)	(1,667,457)	(7,891,526)	(2,552,359)
Less: Preferred dividends	797,981	-	1,401,288	-
Net (loss) available to common stockholders	$(5,916,077)	$(1,667,457)	(9,292,814)	(2,552,359)
Net (loss) per common share:
Basic and diluted	$(0.49)	$(0.14)	$(0.78)	$(0.21)

* In accordance with ASC Subtopic 805-50 "Transactions between entities under common control", results of operations for the 2018 period have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Equity

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	(Deficit)	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Stock	Interests	Total

Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$-	$-	61,010,336
Share based compensation - stock options							215,847					215,847
Issuance of preferred stock	140,000	14					3,499,986					3,500,000
Preferred Stock Issuance Costs							(288,160)					(288,160)
Dividends								(603,307)				(603,307)
Net loss								(2,773,430)				(2,773,430)
Balance, March 31, 2019	1,058,497	106	4,227,740	421	7,817,238	782	62,788,256	(1,095,550)	(632,729)	-	-	61,061,286
Share based compensation - stock options							275,097					275,097
Issuance of preferred stock	279,505	28					6,987,597					6,987,625
Preferred stock issuance costs							(538,295)					(538,295)
Stock Options Exercised		-	16,666	2			160,159					160,161
Conversion of Class B shares to Class A shares			3,300	-	(3,300)	-						-
Dividends								(797,981)				(797,981)
Crackle Business Combination							15,322,531			36,350,000	521,945	52,194,476
Net income attributable to noncontrolling interest											513	513
Net loss								(5,118,096)				(5,118,096)
Balance, June 30, 2019	1,338,002	$134	4,247,706	$423	7,813,938	$782	$84,995,345	$(7,011,627)	$(632,729)	36,350,000	$522,458	114,224,786

	Preferred Stock		Common Stock
			Class A		Class B		Additional	Retained
		Par		Par		Par	Paid-In	(Deficit)	Treasury
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Total

Balance, December 31, 2017		$-	4,096,353	$409	7,863,938	$786	$36,584,575	$9,421,619	$-	$46,007,389
Share based compensation - stock options							254,195			254,195
A Plus Tax adjustment								(29,284)		(29,284)
Net loss								(884,902)		(884,902)
Balance, March 31, 2018	-	-	4,096,353	409	7,863,938	786	36,838,770	8,507,433	-	45,347,398
Share based compensation - stock options							239,005			239,005
Conversion of Class B Shares to Class A			42,200	4	(46,700)	(4)				0
Class A shares issued to directors			5,700	1						1
Purchase of treasury stock									(632,729)	(632,729)
A Plus Tax adjustment								(66,096)		(66,096)
Issuance of preferred stock	600,000	60					14,999,940			15,000,000
Preferred stock issuance costs							(1,346,561)			(1,346,561)
Net loss								(1,667,457)		(1,667,457)
Balance, June 30, 2018	600,000	$60	$4,144,253	$414	$7,817,238	$782	$50,731,154	$6,773,881	$(632,729)	$56,873,561

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018*

Cash flows from Operating Activities:
Net (loss) income	$(7,891,013)	$(2,552,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	490,944	493,200
Amortization of programming costs and rights	269,971	850,501
Amortization of deferred financing costs	51,647	14,290
Amortization of fixed assets and acquired intangibles	935,614	48,154
Amortization of film library	2,260,861	2,622,532
Bad debt (Recovery) expense	518,515	586,144
Deferred income taxes	(801,000)	157,000
Changes in operating assets and liabilities:
Trade accounts receivable	(7,400,171)	(143,740)
Prepaid expenses and other current assets	(1,236,371)	(101,970)
Inventory	(11,555)	(108,159)
Programming costs and rights	(1,494,886)	(2,405,566)
Film library	(8,101,768)	(3,959,428)
Accounts payable, accrued expenses and other payables	14,264,609	240,923
Film library acquisition obligations	2,837,500	1,577,200
Accrued participation costs	(424,982)	(94,384)
Other liabilities	(267,399)	(39,152)
Deferred revenue	(6,469)	385,000
Net cash used in operating activities	(6,005,953)	(2,429,814)
Cash flows from Investing Activities:
Payment for business acquisition, net of cash acquired		-
(Increase) decrease in due from affiliated companies	(3,898,487)	315,549
Net cash (used in) provided by investing activities	(3,898,487)	315,549

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

(unaudited) Cont'd

	Six Months Ended June 30,
	2019	2018*

Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	-	200,000
Repayments of senior secured term loan and revolving line of credit from third party	(500,000)	(1,700,000)
Proceeds from commercial loan and third party line of credit	-	7,500,000
Repayments of commercial loan	-	(83,333)
Payment of preferred stock issuance costs	(826,455)	(1,114,779)
Proceeds from issuance of common stock under equity plans	160,161
Payment of deferred financing costs	(12,348)	(388,258)
Proceeds from issuance of Series A preferred stock	10,487,625	15,000,000
Common stock repurchases held in treasury	-	(632,729)
Dividends paid to preferred stockholders	(1,401,288)	-
Net cash provided by financing activities	7,907,695	18,780,901
Net decrease in cash and cash equivalents	(1,996,745)	16,666,636
Cash and cash equivalents at beginning of period	7,201,758	2,172,985
Cash and cash equivalents at end of the period	$5,205,013	$18,839,621

Supplemental data:
Interest paid	$238,192	$70,349
Noncash investing activities (Crackle Plus business combination)	51,672,531	-

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$4,455,013	$18,839,621
Restricted cash	750,000	-
Total cash, cash equivalents and restricted cash per statements of cash flows	$5,205,013	$18,839,621

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

On May 14, 2019, the company consummated a new streaming video joint venture known as Crackle Plus. Crackle Plus is an AVOD platform. The platform allows its users to view premium content, such as films and TV shows. The content is accessible through various internet connected digital devices such as mobile, tablet, smart TV and console. The platform primarily earns revenue from placing advertisements on its platform through direct and reseller channels, and on the behalf of its advertisement representation partners.

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

Note 2 – Basis of Presentation

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018.

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

At June 30, 2019 and December 31, 2018, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due primarily to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect which is net of an allowance for doubtful accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from doubtful accounts are reported as bad debt expense in the consolidated statements of operations. At June 30, 2019, and December 31, 2018, accounts receivable is presented net of allowance for doubtful accounts and video returns of $373,732, and $601,500, respectively. Bad debt (recovery) expense of $(22,936) and $52,519 was recorded in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively, and $(54,877) and $140,151 for the six months ended June 30, 2019 and 2018, respectively. Provision for returns and allowances of $241,047 and $125,645 was recorded in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively, and $573,391 and $445,994 for the six months ended June 30, 2019 and 2018, respectively.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 is amortization of programming costs totaling $34,640 and $80,100, respectively, and $96,438 and $850,501 for the six months ended June 30, 2019 and 2018, respectively. There was no impairment charge recorded in the three and six months ended June 30, 2019 and 2018.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast method.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, is amortization of film library totaling $1,389,735 and $1,168,392, respectively, and $2,260,861 and $2,622,532 for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019 and 2018, there was no impairment charge recorded.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Programming rights and obligations

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability upon commencement of the license period. The programming rights are presented at the lower of unamortized cost or estimated net realizable value on a program by program basis and amortized over the license period using a straight line method beginning with the first month of availability. Programming obligations represent the gross commitment amounts to be paid to program suppliers over the life of the contracts.

Included in the cost of revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 is program rights amortization totaling $173,533, respectively.

Acquisitions, Goodwill & Acquired Intangible Assets

We have made and expect to continue to make selective acquisitions. The valuation of potential acquisitions is based on various factors, including specialized know-how, reputation, competitive position and service offerings of the target businesses, as well as our experience and judgment.

The Company accounts for business combinations using the acquisition accounting method, which requires the determination of the fair value of the net assets acquired including tangible assets, identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. The Company continually evaluates its estimates, including the assumptions, risks, and uncertainties inherent in estimates; however, the Company cannot ensure that these estimates will be accurate. If the Company subsequently determines that the estimates are not accurate, it will be required to record an impairment charge. Considering the characteristics of AVOD and film distribution companies, the Company’s acquisitions to date did not have significant amounts of tangible assets, as the principal asset typically acquired is talent and customer relationships. As a result, a substantial portion of the purchase price is allocated to other intangible assets including goodwill where appropriate.

Changes to the original estimates may be required during the life of an asset. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable, an impairment charge is recorded. As of the June 30, 2019 no indicators of impairment have been identified and thus no impairment charge has been recorded.

Goodwill and Acquired Intangible Assets consist of the following,

Video Content License

The Company has been granted a perpetual, exclusive, sublicensable license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis (“Perpetual License”). The Company paid a purchase price of $5,000,000 for the Perpetual License in 2016, which approximated the cost of the licensed content to CSS. The Company has recorded the initial purchase price of the Perpetual License at the estimated cost to CSS.

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

A Plus

The Company recorded goodwill from the acquisition of A Plus which resulted from the portion of the purchase price in excess of the net assets purchased as of the initial acquisition date.

Crackle Plus

Intangible assets as a result of the Crackle Plus Joint Venture represent the fair value of its brand value, customer user base, content rights, partner agreements and goodwill.

The Crackle Plus intangibles are stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of useful lives, which is 3-7 years for the customer user base, content rights and partner agreements and indefinite for the brand value.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At June 30, 2019 and 2018, the Company did not have any unrecognized tax benefits or liabilities.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Ad Representation Fees Payable

Included in cost of revenue are advertisement representation fees earned by the Ad Rep Partners and license fees payable to third parties and amortization associated with programming rights.

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

Revenue Recognition

Online Networks

Revenue from AVOD and online digital distribution platforms are recorded and invoiced when monthly activity is reported by advertisers or third party agencies. The Company earns revenues on a cost-per-mille basis (“CPM basis”) as ad impressions are run on the inventory sold to ad agencies and as ad impressions are run on the ad inventory made available to resellers. The company considers ad agencies and resellers as customers in these transactions and therefore revenue is presented as gross receipts from the agencies and resellers. In addition, advertising representation revenues are commission fees that the Company earns for selling ad inventory on behalf of third party over-the-top platforms. The Company earns revenues as placed advertisements are run on the available ad inventory of its Ad Rep Partners. Advertising representation revenues are presented as the gross receipts from advertisers and the amount remitted to the Ad Rep Partners are recorded as cost of sales.

Revenue earned on the distribution of third parties’ streaming content by Pivotshare is reported on a net basis as the Company’s performance obligation is to facilitate a transaction between third party content producers and customers, for which we earn a commission based on revenue share (see Note 6). Revenue from digital online media distribution is included in online networks in the accompanying condensed consolidated statements of operations.

The Company generally invoices customers in arrears on a monthly basis in accordance with the number of advertisements placed or impressions delivered during the month. The Company generally invoices customers when the right to consideration becomes unconditional, and as such, the only contract balances the Company recognizes are accounts receivable

Television and film distribution

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

Television and short-form video production

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards will be fulfilled with new shares of Class A common stock. For the three and six months ended June 30, 2019 and 2018, share-based awards were issued to non-employee directors and individuals for services rendered and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to reimburse.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total advertising costs for the three months ended June 30, 2019 and 2018 was $835,225 and $50,699, respectively, and $1,348,722 and $275,141 for the six months ended June 30, 2019 and 2018, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Earnings (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

Note 4 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020, with early adoption permitted. The new guidance will be applied on a prospective basis. The Company is currently in the process of evaluating the impact, if any, of this new guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

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

Recently Adopted Accounting Standards

In June 2018, the FASB issued (“ASU”) 2018-07, Compensation – Stock Compensation Topic 718: Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. Under the new guidance, equity-classified nonemployee awards are to be measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 for public entities and after December 15, 2019 for all other entities. Early adoption is permitted but not before an entity adopts ASC 606. The Company has adopted ASC 606 on January 1, 2019 and the impact of implementation was not material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014-09 in the first quarter of 2019 and has applied the modified retrospective method. No adjustment was recorded to opening retained earnings given the lack of change to the company’s accounting for revenue with contracts with customers.

Refer to “Note 6 Revenue Recognition” for details of the impact and required disclosures.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Business Combination

On May 14, 2019, Chicken Soup for the Soul Entertainment, Inc. (the “Company”) consummated (the “Closing”) the creation of a joint venture entity to be branded “Crackle Plus”, contemplated by the previously announced Contribution Agreement, dated as of March 27, 2019 (the “Contribution Agreement”) by and among the Company, Crackle Plus, LLC, a Delaware limited liability company (the “JV Entity”), CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”). The Contribution Agreement provides, among other things, for the creation of a new streaming video joint venture to be branded “Crackle Plus” and for the contribution by CPEH and its affiliates of certain U.S. and Canadian assets of the Crackle branded advertising-based video on demand streaming business to the JV Entity and for the contribution by the Company and its affiliates of certain assets of their advertising-based and subscription-based video on demand businesses to the JV Entity.

Pursuant to the Contribution Agreement, upon Closing the JV Entity issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”) of the JV Entity (“Crackle JV Interest”) and issued to the Company 99,000 Common Units. The JV Entity is governed by the terms of an amended and restated operating agreement entered into upon Closing by the JV Entity and the Company and Crackle as members of the JV Entity, From May 2020 to October 2020 (“Exercise Period”), Crackle will have the right to either convert its preferred equity into common equity of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We may elect to pay for such interest in cash or through the issuance of Series A Preferred Stock using a price per share of $25. Subject to certain limitations, in the event that Crackle hasn’t converted its preferred equity into common equity of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

Additionally, pursuant to the Contribution Agreement, upon Closing the Company issued to CPEH warrants to purchase (a) Eight Hundred Thousand (800,000) shares of the Class A common stock of the Company at an exercise price of $8.13 per share (the “CSSE Class I Warrants”), (b) warrants to purchase One Million Two Hundred Thousand (1,200,000) shares of the Class A common stock of the Company at an exercise price of $9.67 per share, (the “CSSE Class II Warrants”); (c) warrants to purchase Three Hundred Eighty Thousand (380,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-A Warrants”); and (d) warrants to purchase One Million Six Hundred Twenty Thousand (1,620,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-B Warrants”). All of the CSSE Warrants have a five-year term commencing on the closing and are exercisable during such term immediately, except for the CSSE Class III-B Warrants, which only will become exercisable upon approval by the vote of the holders of the outstanding common stock of the Company, as required by Nasdaq rules.

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $51.7 million has been allocated to assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The preliminary results are as follows:

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$5,360,667
Prepaid expenses	892,200
Programming Rights	1,155,363
Goodwill	8,278,710
Brand Value	30,487,527
Customer User Base	12,900,088
Content Rights	2,576,140
Partner Agreements	5,498,533
Assets acquired	67,149,228
Accounts payable and accrued expenses	(8,175,835)
Programming Obligations	(7,300,862)
Liabilities assumed	(15,476,697)
Total purchase consideration	$51,672,531

In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected growth rates, and estimated discount rates.

The amount related to other intangible assets represents the estimated fair values of the brand (trademark), customer user base, content rights, and partner agreements. These long lived assets are being amortized on a straight-line basis over their estimated useful lives of 3-7 years. The impact of the intangible asset amortization has been included as adjustments within the presented periods of unaudited pro forma statements of operations.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the intangible assets acquired that do not qualify for separate recognition. The Company has preliminarily estimated $62.1 million of Goodwill in connection with the Crackle transaction.

The fair values of assets acquired, and liabilities assumed were based upon preliminary valuations performed for the preparation of the pro forma financial information and are subject to the final valuations. These estimates and assumptions are subject to change within the measurement period as additional information is obtained. A decrease in the fair value of the assets acquired or liabilities assumed in the Crackle transaction from the preliminary valuations presented would result in dollar for dollar corresponding increase or decrease, as applicable, in the amount of goodwill resulting from the transaction. In addition, if the value of the other intangible assets is higher than the amount included in these unaudited pro forma condensed combined financial statements, it may result in higher amortization expense than is presented herein. Any such increases could be material and could result in the Company’s actual future financial condition or results of operations differing materially from that presented herein. As permitted, the final determination of these estimated fair values will be completed as soon as possible but no later than one year from the acquisition date when the Company has completed the detailed valuations and calculations.

Purchase Price Consideration Allocation:

Fair Value of Preferred Units	$36,350,000
Fair Value of Warrants in CSSE	10,899,204
Fair Value of Put Option	4,423,327
Total Estimated Purchase Price	$51,672,531

The purchase price paid by the Company reflects the total consideration given in return for the ownership share available to affiliates of Sony in the entity. Consideration given has been calculated at the fair market value of the Preferred Units in the JV; the four CSSE tranches of warrants and the Put option. The Company valued the securities based on the terms of the Contribution Agreement and the use of the Black Scholes model valuation technique on each of the respective components as follows,

1.	The preferred units have a stated value at the time of the acquisition of $36.35 million, as set forth in the Operating Agreement;

2.	The four (4) tranches of CSSE warrants were individually valued based on the Black Sholes valuation model using their respective terms and strike prices (ranging from a 5% to 50% premium over the initial market price of $7.74). Each tranche used a volatility of 58% and a 5-year risk free rate of 2.2%;

3.	The Put Option was valued via the Black-Sholes valuation model assuming an initial price of $36.35 million, strike price of $40M, volatility of 17% and term of 1.5 years reflecting the latest time the Put Option could be exercised or triggered.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

All consideration transferred has been determined to represent equity-classified contingent consideration and has been measured at fair value as of the acquisition date. Equity-classified contingent consideration is not remeasured following the acquisition date, and its subsequent settlement is accounted for within equity. The equity classification has been determined based on the terms of the transaction.

Note 6 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include the distribution of film content, production of episodic television series, licensing of content and delivery of online advertisements on our owned and operated VOD platforms. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and do not include any variable consideration or financing components in our normal course of business. Sales tax, value added tax, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The following tables disaggregates our revenue by major category:

	Three Months Ended June 30,
	2019	% of revenue	2018	% of revenue
Revenue:
Online networks	$10,009,078	84%	$899,197	30%
Television and film distribution	1,975,711	16%	2,031,818	67%
Television and short-form video production	226,740	2%	229,622	7%

Total revenue	12,211,529	102%	3,160,637	104%

Less: returns and allowances	(241,047)	-2%	(125,645)	-4%

Net revenue	$11,970,482	100%	$3,034,992	100%

	Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue
Revenue:
Online networks	$10,744,342	76%	$1,530,212	17%
Television and film distribution	3,444,990	24%	5,274,965	60%
Television and short-form video production	547,695	4%	2,436,161	28%

Total revenue	14,737,027	104%	9,241,338	105%

Less: returns and allowances	(573,391)	-4%	(445,994)	-5%

Net revenue	$14,163,636	100%	$8,795,344	100%

Online Networks

In this business area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as smartphones, tablets, smart TVs, gaming consoles and the web through our subsidiaries and operated AVOD networks including Crackle, Popcornflix® and Truli. We generate advertising revenues primarily by delivering video advertisements to our streaming viewers. We also distribute our own and third-party owned content to end users across various digital platforms through our subsidiaries and operated SVOD network Pivotshare.

Revenue from online digital distribution and VOD platforms are recorded over time as advertisements are delivered and when monthly activity is reported by advertisers. Revenue from all digital media distribution is included in online networks in the accompanying consolidated statements of operations.

Television and Film Distribution

In this business area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide.

The Company licenses and distributes multi-film packages to its customers. Revenue from multi-film sales is allocated on a per title basis and recognized upon initial availability for exploitation by customers. In addition, the Company distributes DVDs and similar media to its customers. The Company recognizes revenue upon shipment of DVD units or similar media units to its customers. Provision for future returns and other allowances are established based upon historical experience. Revenue from the distribution of multi-film packages and DVDs and similar media is included in television and film distribution in the accompanying consolidated statements of operations.

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

No impairment losses have arisen from any CSSE contracts with customers during the three and six months ended June 30, 2019.

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

Contract Assets and Contract Liabilities (Deferred Revenues)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2019	January 1, 2019
Contract Assets	$19,722,755	$12,841,099
Contract Liabilities	$-	$6,469

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

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three and six months ended June 30, 2019.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements.  The Company’s deferred revenue (i.e. contract liabilities) as of June 30, 2019 and January 1, 2019 was $0 and $6,469, respectively. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the six months ended June 30, 2019.

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

Practical expedients

The Company has elected to use the practical expedient under the relevant accounting guidance to omit disclosure of remaining (or partially unsatisfied) performance obligations as the related contracts have an original expected duration of one year or less.

The Company has elected to use the practical expedient under the relevant accounting guidance to expense sales commissions as incurred because the amortization period is generally one year or less. These commission costs are recorded within Selling, general and administrative expenses.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Episodic Television Programs

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

(d) In July and August 2018, the Company signed agreements with Acorns Grow, Inc., Handy Technologies, Inc., Adobe Systems Inc., State Farm, and Chegg Inc. to sponsor the Company’s fifth episodic television series entitled Going From Broke. Ashton Kutcher is the executive producer of Going From Broke. Going From Broke is expected to air on the Crackle Plus network in the fall of 2019.

The series is comprised of ten, half-hour episodes and thirty-two, one-minute short form videos. The essence of the show is to pair a financial expert with a twenty-something college graduate trying to make their way out of student and other debt and execute a plan that will lead to financial stability.

(e) In December 2018, the company signed agreements with Chicken Soup for the Pet Lovers Soul, LLC (“Chicken Soup for the Soul Pet Food”), a related party, and American Humane, the country’s first national humane organization, to sponsor Chicken Soup for the Soul’s Animal Tales. The series began airing on The CW in January 2019.

Chicken Soup for the Soul’s Animal Tales consists of 15 half-hour episodes. Chicken Soup for the Soul Pet Food makes a complete line of super premium dog and cat food, made from the finest natural ingredients for every stage of pet life. American Humane has sponsored content with CSS Entertainment in the past, telling the heroic and inspiring stories of the safety, welfare, and well-being of animals. The series was renewed for a second season on May 13, 2019.

Note 8 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan initially provided for the issuance of up to one million (1,000,000) common stock equivalents subject to the terms and conditions of the Plan. The Plan was amended on June 13, 2018 to increase the number of shares available under the Plan to 1,250,000 shares. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognized these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2019 and 2018, the Company recognized $250,097 and $214,005, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized $440,944 and $443,200, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity as of June 30, 2019 is as follows:

	As of June 30, 2019
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Yrs.)	Aggregate Intrinsic Value

Total outstanding at December 31, 2018	662,500	$7.52	3.34	$332,100
Granted	490,000	8.30	4.65	-
Forfeited	(33,334)	9.61	3.49	-
Exercised	(16,666)	9.61	3.49	-
Expired	-	-	-	-

Outstanding at June 30, 2019	1,102,500	$7.77	3.62	$322,000

Vested and exercisable at June 30, 2019	565,420	$7.17	3.36	$314,087

As of June 30, 2019 the Company had unrecognized pre-tax compensation expense of $2,185,121 related to non-vested stock options under the Plan of which $517,009, $901,378, $690,669 and $76,065 will be recognized in 2019, 2020, 2021 and 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
Weighted Average Assumptions:	2019	2018

Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.0%	57.2%
Expected term (years)	5.00	2.57
Risk-free interest rate	2.23%	2.05%
Exercise price per stock option	$7.77	$7.63
Market price per share	$7.34	$6.95
Weighted average fair value per stock option	$3.55	$3.35

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

The Company also awards common stock grants to directors and non-employee executive producers that provide services to the Company. For the three months ended June 31, 2019 and 2018, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $25,000, respectively and for the six months ended June 30, 2019 and 2018, the Company recognized $50,000, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended
	June 30,
	2019	2018

Net (loss) income available to common stockholders	$(5,916,077)	$(1,667,457)
Basic weighted-average shares outstanding	11,984,296	11,898,223
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	-
Assumed issuance of shares from exercise of warrants*	-

Diluted weighted-average shares outstanding*	11,984,296	11,898,223

Earnings per share:
Basic and diluted	$(0.49)	$(0.14)

	Six Months Ended
	June 30,
	2019	2018

Net (loss) income available to common stockholders	$(9,292,814)	$(2,552,359)
Basic weighted-average shares outstanding	11,977,557	11,891,756
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	-
Assumed issuance of shares from exercise of warrants*	-

Diluted weighted-average shares outstanding*	11,977,557	11,891,756

Earnings per share:
Basic and diluted	$(0.78)	$(0.21)

* For the three and six months ending June 30, 2019 common stock equivalents totaling 147,244 and 107,054, respectively, were excluded from the calculation of diluted (loss) per share because their effect is anti-dilutive.

Note 10 – Programming Costs

Programming costs, net of amortization, consists of the following:

	June 30,	December 31,
	2019	2018

Released, net of accumulated amortization of $9,569,745 and $9,473,308, respectively	$12,396,448	$11,418,244
In production	17,477	17,099
In development	1,601,479	1,355,146
	$14,015,404	$12,790,489

Note 11 – Film Library

Film library costs, net of amortization, consists of the following:

	June 30,	December 31,
	2019	2018
Acquisition costs	$41,278,570	$33,176,802
Accumulated amortization	(10,099,161)	(7,838,300)
Net film library costs	$31,179,409	$25,338,502

Film library amortization expense recorded in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 was $1,389,735 and $1,168,393, respectively and $2,260,861 and $2,622,532 for the six months ended June 30, 2019 and 2018, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Intangible Assets

Indefinite lived intangible assets, consists of the following:

	June 30,	December 31,
	2019	2018

Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
Crackle Plus Brand (Trademark)	30,487,527	-
	$42,651,470	$12,163,943

Intangible assets, consists of the following:

	June 30,	December 31,
	2019	2018

Acquired customer base, net	$1,889,449	$2,118,473
Non-compete agreement, net	375,536	463,898
Website development, net	324,388	389,266
Crackle Plus Customer User Base	12,577,586	-
Crackle Plus Content Rights	2,511,737	-
Crackle Plus Partner Agreements	5,361,070	-
	$23,039,766	$2,971,637

Amortization expense was $715,501 and $906,633 for the three and six months ended June 30, 2019, respectively.

Goodwill consists of the following:

	June 30,	December 31,
	2019	2018

Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	9,929,601	-
	$12,466,680	$2,537,079

There were no impairments identified or recorded related to goodwill and intangible assets for any period presented.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Commercial Loan, Revolving Line of Credit and Senior Secured Revolving Line of Credit

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

As of June 30, 2019, the principal balance outstanding on the Term Loan is $3,916,667 and the Revolver balance is $3,500,000. The Term Loan and the Revolver are presented on the condensed consolidated balance sheets net of unamortized debt issuance costs of $295,255. For the three months ended June 30, 2019, the Company incurred $58,019 and $62,516 of interest expense on the Term Loan and Revolver, respectively. For the six months ended June 30, 2019, the Company incurred $113,239 and $122,596 of interest expense on the Term Loan and Revolver, respectively. For the three and six months ended June 30, 2018, the Company incurred $51,510 and $22,751 of interest expense on the Term Loan and Revolver, respectively.

The Commercial Loan includes customary financial covenants and restrictions including maintaining an account at Patriot Bank, N.A. with an average balance of $750,000 in any trailing 90-day period or the interest rate will increase by 0.50%. We were in compliance with all such covenants as of June 30, 2019 and December 31, 2018, respectively. The lender has provided the company with a Letter of Intent to expand the loan to $16 million and amend the current terms and covenants.

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

For the three and six months ended June 30, 2019 and 2018, interest expense on the Credit Facility was $0 and $8,712, respectively.

As of June 30, 2019, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Future Principal Payments

Year Ended December 31,	Amount
Remainder of 2019	$500,000
2020	1,000,000
2021	4,489,642
2022	1,000,000
2023	416,667
$7,406,309

Note 14 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current provision (benefit):
Federal	$-	$-	$-	$-
States	83,000	6,000	110,000	47,000
Total current provision	$83,000	$6,000	$110,000	$47,000
Deferred provision (benefit):
Federal	$(247,000)	$(52,000)	$(590,000)	$108,000
States	(89,000)	37,000	(211,000)	49,000
Total deferred provision (benefit)	(336,000)	(15,000)	(801,000)	157,000
Total provision (benefit) for income taxes	$(253,000)	$(9,000)	$(691,000)	$204,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
Deferred Tax Assets:
Net operating loss carry-forwards	$4,127,000	$3,022,000
Acquisition-related costs	723,000	663,000
Film library and other intangibles	702,000	427,000
Deferred state taxes	34,000	157,000
Less: valuation allowance	(823,000)	(719,000)
Total Deferred Tax Assets	$4,763,000	$3,550,000
Deferred Tax Liabilities:
Programming costs	3,043,000	2,779,000
Other assets	467,000	319,000

Total Deferred Tax Liabilities	$3,510,000	$3,098,000
Net deferred tax asset	$1,253,000	$452,000

The Company and its subsidiaries have combined net operating losses of approximately $16,141,000 which expire between 2031 and 2039. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management has determined that the net operating loss carryovers from the acquisitions of A Plus and Pivotshare (representing the entire balance of $11,223,000) will be limited to approximately $8,552,000 and, accordingly, has recorded a deferred tax asset valuation allowance of $823,000. Public trading of company stock poses a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The deferred tax asset valuation allowance has increased by $104,000 in the three months ended June 30, 2019.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 15 – Related Party Transactions

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

We pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter, each payable on or prior to the 45th day after the end of the calendar quarter to which it relates, or the 10th day after the filing of the applicable Exchange Act report for such quarter. For the three months ended June 30, 2019 and 2018, the Company recorded management fee expense of $597,760 and $146,844, respectively, and $707,395 and $432,542 for the six months ended June 30, 2019 and 2018, respectively, payable to CSS.

On August 1, 2019, we entered into an amendment (“Amendment”) to the CSS Management Agreement. The Amendment retroactively removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates.

We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the company.

License Agreement

In May 2016, we entered into a trademark and intellectual property license agreement with CSS, which we refer to as the “CSS License Agreement.” Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide, sublicensable license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books.

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

For the three months ended June 30, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $597,760 and $146,845, respectively, and $707,395 and $432,542 for the six months ended June 30, 2019 and 2018, respectively, payable to CSS. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Due from Affiliated Companies

At June 30, 2019 and December 31, 2018, the Company is owed $5.1 million and $1.2 million, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

As noted above, advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 – Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. Legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of June 30, 2019 and December 31, 2018.

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Operating Lease Commitment - Screen Media

Year Ended December 31,	Amount
Remainder of 2019	210,000
2020	70,000
$280,000

Rent expense recorded in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 was $113,210 and $101,296, respectively, and $226,418 and $207,388 for the six months ended June 30, 2019 and 2018, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Programming obligations

The Company enters into long-term contracts for programming content that cover various periods up to 5 years. Programming obligations are recognized when the license period begins and the content is available for showing. Programming obligations of $7,300,862 are included in the Consolidated Condensed Balance Sheet as of June 30, 2019. There are no other future contractual commitments in regard to the Company’s programming obligations as of June 30, 2019.

Note 17 – Equity

Subsidiary convertible preferred stock

The subsidiary convertible preferred stock represents the equity attributable to the noncontrolling interest holder as a part of the Crackle business combination. Given the terms of the transaction noncontrolling interest holder has the right to convert their preferred interest in the Crackle Plus JV into common ownership of 49% in the Crackle Plus entity or series A Cumulative Redeemable Perpetual Preferred stock in the Company. Based on the terms of the transaction agreement, the noncontrolling interest in the Crackle Plus entity is convertible into equity.

Noncontrolling interest

Noncontrolling interests represents a 1% equity interest in consolidated subsidiary Crackle Plus. The noncontrolling interests are presented as a component of equity and the proportionate share of net income attributed to the noncontrolling interests is recorded in results of operations. Changes in noncontrolling interests that do not result in a loss of control are accounted for in equity. Gains and losses from the changes in noncontrolling interests that result in a loss of control are recorded in results of operations.

Note 18 – Segment Reporting and Geographic Information

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the three and six months ended June 30, 2019 and 2018. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 19 – Subsequent Events

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of June 30, 2019 and July 31, 2019. The monthly dividend for June was paid on July 15, 2018 and the monthly dividend for July is expected to be paid on August 15, 2019. The total dividends declared and paid in July and August was approximately $272,000.

 Series A Preferred Stock Offering

On July 23, 2019 the Company entered into a subscription agreement with one investor pursuant to which the company sold 40,000 shares of Series A Preferred Stock, at a price of $25.00 per share. The Company’s net proceeds from the offering, after deducting offering expenses, were approximately $0.9 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends.

Amendment to CSS Management Agreement

On August 1, 2019, we entered into an amendment (“Amendment”) to the CSS Management Agreement. The Amendment retroactively removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019, and amended on April 30, 2019 and June 4, 2019 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

CSSE is a growing, branded media company building online video-on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. In May 2019, we formed a joint venture with Crackle, Inc. (“Crackle”), a business of Sony Pictures Television (“SPT”), through which we operate our VOD business. The joint venture is named “Crackle Plus.” Our Crackle Plus offering includes Crackle® and Popcornflix®, both popular online advertiser-supported VOD (“AVOD”) networks, Pivotshare, a subscription-based VOD (“SVOD”) network, Truli.com, a faith-based AVOD network, and numerous additional AVOD networks.

Crackle Plus is one of the largest AVOD companies in the United States. Crackle Plus:

·	has more than 26 million registered users;
·	has more than 38,000 combined hours of programming, including access to library assets from SPT, Screen Media and other affiliates of the joint venture partners;
·	streams more than 1.3 billion minutes per month;
·	has more than 90 content partnerships; and
·	includes more than 100 VOD networks.

Our Screen Media subsidiary is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also curate, produce and distribute long- and short-form video content that brings out the best of the human spirit, and distribute the online content of our U.S. based subsidiary, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions and strategic relationships. We are also expanding our partnerships with sponsors, television networks and independent producers.

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

We operate in three areas:

•	Online Networks. In this business area, we distribute and exhibit VOD content through Crackle Plus directly to consumers across all digital platforms, such as connected tv’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks. We also distribute our own and third-party owned content to end users across various digital platforms through our owned and operated SVOD network. We generate advertising revenues primarily by serving video advertisements to our streaming viewers.

•	Television and Film Distribution. In this business area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to approximately 1,500 television series and feature films.

•	Television and Short-Form Video Production. In this business area, we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provide us with content developed and distributed by A Plus that is complementary to the Brand.

Since our inception in January 2015, our business has grown rapidly. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. Summary data is as follows:

For the three months ended June 30, 2019 and 2018, our gross revenue was approximately $12.2 million and $3.2 million, respectively, and $14.7 million and $9.2 million for the six months ended June 30, 2019 and 2018, respectively. These increases in gross revenue were primarily due to the formation of the Crackle Plus Joint Venture.

Our Adjusted EBITDA for the three months ended June 30, 2019 and 2018 was $1.3 million and $0.2 million, respectively, and $0.5 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

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

We believe that Crackle Plus will be one of the largest providers of free AVOD service in the United States with an expected approximately 10 million monthly unique users on our owned and operated networks with an audience of millions more served through our advertising representation network. We anticipate that Crackle Plus will have 26 million registered users. Crackle Plus will be highly competitive in the growing VOD space with over 100 VOD networks and more than 90 content partnerships, assuming full contribution by the parties upon the terms of, and after closing of the Contribution Agreement. Upon launch, we believe Crackle Plus will stream over 1.3 billion minutes per month. The addition of Crackle Plus to our company is expected to more than double our overall annual revenue and will add meaningful EBITDA.

Series A Preferred Stock Dividends

We declared monthly dividends of $0.2031 per share on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of each month end for January through June 2019. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid through August 2019 was approximately $272,000, respectively.

Sales of Series A Preferred Stock

For the six months ended June 30, 2019, the company completed the sale of an aggregate of 419,505 shares of its Series A Preferred Stock at an offering price of $25.00 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $9.7 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends and share repurchases.

Business

Online Networks

On May 14, 2019, the company launched a new streaming video venture known as Crackle Plus through which it operates its VOD networks including, Crackle and Popcornflix.

Our acquisition of Screen Media in 2017 began our entry into the direct-to-consumer online VOD market through Popcornflix, which has an extensive footprint with apps that have been downloaded more than 27 million times.

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

Our Crackle joint venture which closed most recently allows users to view premium content, such as films and TV shows. The content is accessible through various internet connected digital devices such as mobile, tablet, smart TV and console. The platform primarily earns revenue from placing advertisements on its platform through direct and reseller channels, and on the behalf of its advertisement representation partners

We have also begun to expand in SVOD networks. Our entry into subscription-based VOD was initiated by our acquisition of the Pivotshare VOD network in August 2018.

The result of these acquisitions, Crackle Plus, is one of the largest AVOD companies in the United States as well as a targeted SVOD network provider.

Crackle Plus:

·	has more than 26 million registered users;
·	has more than 38,000 combined hours of programming, including access to library assets from SPT, Screen Media and other affiliates of the joint venture partners;
·	streams more than 1.3 billion minutes per month;
·	has more than 90 content partnerships; and
·	includes more than 100 VOD networks.

Television and Film Distribution

We distribute television series and films worldwide through Screen Media. We own the copyright or hold long-term distribution rights to approximately 1,700 hours of television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world. We distribute our television series and films through license agreements across all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and emerging digital media platforms worldwide.

Screen Media’s distribution capabilities across all media give us the ability to distribute our produced television series directly. We believe that the cost savings from Screen Media’s distribution capabilities will enhance our revenue and profits from our produced television series.

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

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks. Our current longform video content projects include:

•	Chicken Soup for the Soul’s Hidden Heroes (‘‘Hidden Heroes’’). The multi-award-winning Hidden Heroes was hosted by Brooke Burke. The series third season was on The CW Network. The Boniuk Foundation has agreed to sponsor a fourth season of Hidden Heroes with a new host. A segment of Hidden Heroes can be seen at https://cssentertainment.com/hiddenheroes. Hidden Heroes was nominated for an Emmy award for “Outstanding Children’s or Family Viewing Series” in March 2019.

•	Being Dad, a Chicken Soup for the Soul Original Series (“Being Dad”). This series is an intimate, revealing and entertaining portrait of nine men who are tackling one of the most important roles in the world: fatherhood. The episodes are about the lives of dads who are facing challenges that are simultaneously unique and universal. The fathers are all bound by the singular belief that raising their children is life’s greatest gift. In August 2018, the series began streaming on Netflix.

•	Vacation Rental Potential. This television series gives viewers the information and inspiration needed to realize their dreams of using real estate entrepreneurship to afford a vacation home for their family. Hosted by Holly Baker, Vacation Rental Potential offers insight on how to make the dream of vacation homeownership possible. The show premiered on A&E Network in December 2017. Its second season aired on A&E Network. The series was nominated for a Real Screen award in the “Digital and Branded Content: Brand-Funded Content” category.

•	Going From Broke. Ashton Kutcher is the executive producer on this new series about the 44 million young Americans that are today saddled with student and credit card debt totaling nearly $1.5 trillion. Recent college graduates have no idea how to dig themselves out of their financial disaster. Going From Broke is hosted by money expert Dan Rosensweig, CEO of multi-billion dollar company Chegg. Throughout the series, Dan helps these millennials deal with their financial challenges. The series will premiere on Crackle in October 2019.

•	Chicken Soup for the Soul’s Animal Tales (“Animal Tales”). This series is sponsored by Chicken Soup for the Soul Pet Food and American Humane, the country’s first national humane organization. This series celebrates everything pets and animals add to our lives. The series will bring awareness to the Chicken Soup for the Soul mission of helping all pets eat well, whether that’s by making super premium pet food that is affordable or donating millions of meals to shelter pets every year. The show premiered on the CW Network in January 2019 hosted by Eva La Rue. The series was renewed for a second season on May 13, 2019.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three and six months ended June 30, 2019 and 2018, and the likelihood of material non-cash and non-recurring expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements. See “Use of non-GAAP Financial Measure” below for further discussion.

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

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on YouTube and Popcornflix®, Pivotshare and recently acquired subsidiary Crackle Plus. Our television and film distribution revenue are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle Plus, Popcornflix® and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

Cost of Revenue

Our cost of revenue is derived from the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. Our costs are fixed for each series before we begin production. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years. Cost of revenue also includes distribution costs for television series and films and non-cash amortization of film library costs. In addition, cost of revenue includes platform costs which are related to the various expenses incurred by the company to support and maintain the AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic report costs, royalty fees, and music costs. Also, included in cost of revenue are advertisement representation fees earned by the Ad Rep Partners and license fees payable to third parties and the related amortization associated with programming rights.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2018

Revenue

The following table presents revenue line items for the three months ended June 30, 2019 and 2018 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Revenue:
Online networks	$10,009,078	84%	$899,197	30%	$9,109,881	1013%
Television and film distribution	1,975,711	16%	2,031,818	67%	(56,107)	-3%
Television and short-form video production	226,740	2%	229,622	7%	(2,882)	-1%
Total revenue	12,211,529	102%	3,160,637	104%	9,050,892	286%
Less: returns and allowances	(241,047)	-2%	(125,645)	-4%	(115,402)	92%
Net revenue	$11,970,482	100%	$3,034,992	100%	$8,935,490	294%

Our net revenue increased by $8.9 million for the three months ended June 30, 2019 compared to 2018. This increase in net revenue was primarily due to the $9.1 million increase in Online Networks revenue as a result of the Crackle Plus joint venture.

Online network revenue

Our online networks revenue increased by $9.1 million for the three months ended June 30, 2019 compared to 2018. The increase of $9.1 million was primarily due to the Crackle Plus Joint Venture formed on May 14, 2019 and the Pivotshare acquisition during August of 2018.

Online network revenue was 84% and 30% of net revenue for the three months ended June 30, 2019 and 2018, respectively. Our online revenue includes revenue generated from our online advertising-supported video on demand content on our owned and operated networks, Crackle Plus, Popcornflix, YouTube and the subscription-based VOD third-party niche channels operating our Pivotshare platform. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Television and film distribution revenue

Television and film distribution revenue decreased by $0.1 million for the three months ended June 30, 2019 compared to 2018, primarily due to a $0.2 million decrease in international distribution revenue, $0.1 decrease in syndication barter revenue offset by a $0.2 increase in AVOD distribution revenue.

Television and film distribution revenue was 16% and 67% of net revenue for the three months ended June 30, 2019 and 2018, respectively. Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience.

Television and short-form video production revenue

Our television and short-form video production revenue decreased by $0.1 million for the three months ended June 30, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series episodes. Television and short-form video production was 2% and 7% of net revenue for the three months ended June 30, 2019 and 2018, respectively. We have now created 164 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

For the three months ended June 30, 2019, the majority of our revenue recognized was related to our original episodic production of Animal Tales season one. For the three months ended June 30, 2018, revenue was recognized relating to licensing our Chicken Soup for the Soul original episodic productions, Hidden Heroes seasons one and two, Being Dad and Vacation Rental Potential season one; licensing agreements for these programs or other original episodic programming were not completed during the three months ended June 30, 2019.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$208,173	2%	$80,100	3%	$128,073	160%
Film library amortization (non-cash)	1,389,735	12%	1,168,393	38%	221,342	19%
Distribution and platform costs	6,724,086	56%	557,773	18%	6,166,313	1106%
Total cost of revenue	$8,321,994	70%	$1,806,266	59%	$6,515,728	361%
Gross profit	$3,648,488		$1,228,726		$2,419,762	197%
Gross profit margin	30%		40%		-10%

Our cost of revenue increased by $6.5 million for the three months ended June 30, 2019 compared to 2018. This increase was primarily a result of increased revenues as a result of the Crackle Plus Joint Venture.

Cost of revenue consists primarily of amortization of programming costs for our television and short-form videos, non-cash amortization of our film library and platform costs associated with AVOD and SVOD networks. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Crackle Plus, Popcornflix, Pivotshare, and other VOD platforms.

Platform costs are related to the various expenses incurred by the company to support and maintain the AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic report costs, royalty fees, and music costs.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs. For the three months ended June 30, 2019, the cost of revenue included film library amortization and distribution costs related to various films distributed during the period.

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

For the three months ended June 30, 2019, the cost of revenue included amortization of programming cost related to our original production Animal Tales season one. To the extent the episodes generated revenue, that revenue was recognized in the period. For the three months ended June 30, 2018, cost of revenue was driven by the production of episodes for our series Vacation Rental Potential season one and Being Dad.

Operating Expenses

The following table presents operating expense line items for the three months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$4,700,424	39%	$2,493,625	82%	$2,206,799	88%
Amortization	729,991	6%	24,078	0%	705,913	2932%
Management and license fees	1,195,520	10%	293,689	10%	901,831	307%
Total operating expenses	$6,625,935	55%	$2,811,392	92%	$3,814,543	136%

Including amortization and non-cash share-based compensation, our total operating expenses were 55% of net revenue for the three months ended June 30, 2019 compared to 92% in the same period in 2018 and increased in absolute dollars by $3.8 million. This increase was primarily due to increased selling, general and administrative expenses, increased management and license fee as a result of an $8.9 million increase in revenue and amortization expense driven by acquired intangibles resulting from the formation of the Crackle Plus Joint Venture and the acquisition of Pivotshare in August 2018.

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,		Change
	2019	2018	Period over Period

Payroll, benefits and commissions	$2,911,668	$1,121,593	$1,790,075	160%
Share-based compensation	275,097	239,005	36,092	15%
Outside professional services	480,467	670,671	(190,204)	-28%
Public company costs and expenses	94,627	82,686	11,941	14%
Bad debt expense	(22,935)	52,519	(75,454)	-144%
Other costs and expenses	961,500	327,151	634,349	194%
	$4,700,424	$2,493,625	$2,206,799	88%

Our selling, general and administrative expenses increased by $2.2 million for the three months ended June 30, 2019 compared to 2018. This increase resulted primarily from increased payroll, benefits and commissions expense and other overhead expenses offset by a decrease in outsides professional services and bad debt expense. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $1.8 million for the three months ended June 30, 2019 compared to 2018. This increase is primarily due to an increase in headcount as a result of the Crackle Plus Joint Venture.

Other costs and expenses increased by $0.6 million for the three months ended June 30, 2019 compared to 2018. This increase is primarily related to corporate overhead expenses as a result of the Company’s year over year growth

Outside professional services decreased by $0.2 million in the three months ended June 30, 2019 compared to 2018. This resulted from the timing of costs related to professional services provided.

Bad debt expense decreased $0.1 million resulting from stronger collection efforts year over year.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan, as amended, currently allows us to issue up to 1.25 million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

In both 2018 and 2019, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $250,098 and $214,005 non-cash share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. We also recognized $25,000 for the three months ended June 30, 2019 and 2018, respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total net revenue reported for the three month periods ended June 30, 2019 and 2018. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the three month periods ended June 30, 2019 and 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment, respectively.

The following table presents cash based and non-cash based interest expense for the three months ended June 30 and 2018:

	Three Months Ended June 30,
	2019	2018
Cash Based:
Commercial Loan	$120,536	$74,261
Revolving line of credit - related party	-	8,712
	120,536	82,973
Non-Cash Based:
Amortization of deferred financing costs	25,823	14,290
	25,823	14,290
	$146,359	$97,263

We incurred interest expense on advances under our Commercial Loan for the three months ended June 30, 2019. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the three months ended June 30, 2019.

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

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the three months ended June 30, 2019, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both June 30, 2019 and 2018.

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

We are obligated to pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter. For the three months ended June 30, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $597,760 and $146,844, respectively, payable to CSS.

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

The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. We are obligated to pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter. For the three months ended June 30, 2019 and 2018, the Company recorded management fee expense of $597,760 and $146,845, respectively, payable to CSS.

On August 1, 2019, we entered into an amendment (“Amendment”) to the CSS Management Agreement. The Amendment retroactively removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates.

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

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended June 30,
	2019	2018

Net loss available to common stockholders, as reported	$(5,916,077)	$(1,667,456)
Preferred dividends	797,981	-
Provision for (benefit from) income taxes	(253,000)	(9,000)
Other Taxes	50,465	-
Interest expense, net of interest income	134,335	93,791
Film library and program rights amortization, included in cost of revenue (non-cash)	1,595,768	1,168,393
Share-based compensation expense	275,097	239,005
Acquisition-related costs and other one-time consulting fees	2,258,801	50,000
Reserve for bad debt & video returns	218,111	178,164
Amortization	729,991	37,110
Transitional Expenses (a)	1,241,353	-
All other nonrecurring costs	144,150	122,276
Adjusted EBITDA	$1,276,975	$212,283

(a)	Represents transitional related expenses primarily associated with the Crackle Plus business combination.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2018

Revenue

The following table presents revenue line items for the six months ended June 30, 2019 and 2018 and for the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Revenue:
Online networks	$10,744,342	76%	$1,530,212	17%	$9,214,130	602%
Television and film distribution	3,444,990	24%	5,274,965	60%	(1,829,975)	-35%
Television and short-form video production	547,695	4%	2,436,161	28%	(1,888,466)	-78%
Total revenue	14,737,027	104%	9,241,338	105%	5,495,689	59%
Less: returns and allowances	(573,391)	-4%	(445,994)	-5%	(127,397)	29%
Net revenue	$14,163,636	100%	$8,795,344	100%	$5,368,292	61%

Our net revenue increased by $5.4 million for the six months ended June 30, 2019 compared to 2018. This increase in net revenue was primarily due to an $9.2 million increase in online networks revenue as a result of the Crackle Plus Joint Venture which was offset by distribution and production revenue, as further described below.

Online network revenue

Our online networks revenue increased by $9.2 million for the six months ended June 30, 2019 compared to 2018. The increase of $9.2 million was primarily due to the Crackle Plus Joint Venture formed on May 14, 2019 and the Pivotshare acquisition during August of 2018.

Online network revenue was 76% and 17% of net revenue for the six months ended June 30, 2019 and 2018, respectively. Our online revenue includes revenue generated from our online advertising-supported video on demand content on our owned and operated networks, Crackle Plus, Popcornflix, YouTube and the subscription-based VOD third-party niche channels operating our Pivotshare platform. We recognize online network revenue when videos are posted to a website or VOD platform for viewing or as advertisements are viewed in connection with these videos.

Television and film distribution revenue

Our television and film distribution revenue decreased by $1.8 million for the six months ended June 30, 2019 compared to 2018, primarily due to a $1.1 decrease in video and theatrical distribution, $0.4 decrease in SVOD distribution, $0.3 decrease in international and syndication barter revenue respectively, offset by a $0.3 million increase AVOD and TVOD distribution revenue. The six months ended June 30, 2018 was a particularly stronger year due to specific titles which generated greater viewer acceptance than those distributed in the current year. We continue to invest in content and distribution relationships which we believe will generate sustainable revenues in the future domestically and internationally and look forward to seeing those benefits as the year progresses. As our business continues to grow and evolve, we look forward to increasing out distribution revenues through the newly formed Crackle Plus platform.

Television and film distribution revenue was 24% and 60% of net revenue for the six months ended June 30, 2019 and 2018, respectively. Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience. We also held back network rights to two of our shows in the 4th quarter in anticipation of airing on Crackle Plus which did not occur until the second quarter of the fiscal year, delaying certain revenue for part of our business.

Television and short-form video production revenue

Our television and short-form video production revenue decreased by $1.9 million for the three months ended June 30, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series episodes. Television and short-form video production was 4% and 28% of net revenue for the six months ended June 30, 2019 and 2018, respectively. We have now created 164 half-hours of Chicken Soup for the Soul original television productions and 132 short-form video productions which were created with sponsor funding while we retained significant rights to license all of this programming.

In the six months ended June 30, 2019, the majority of our revenue was recognized relating to our original episodic production of Animal Tales season one. For the six months ended June 30, 2018, revenue was recognized relating to our Chicken Soup for the Soul original episodic productions, Hidden Heroes, Vacation Rental Potential Season one, and Being Dad; episodes for these programs or similar replacements were not produced during the six months ended June 30, 2019.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the six months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Cost of revenue:
Programming costs amortization	$269,971	2%	$850,501	10%	$(580,530)	-68%
Film library amortization (non-cash)	2,260,861	16%	2,622,532	30%	(361,671)	-14%
Distribution and platform costs	7,423,263	52%	1,453,938	17%	5,969,325	411%
Total cost of revenue	$9,954,095	70%	$4,926,971	57%	$5,027,124	102%
Gross profit	$4,209,541		$3,868,373		$341,168	9%
Gross profit margin	30%		44%		-14%

Our cost of revenue increased by $5.0 million for the six months ended June 30, 2019 compared to 2018. This increase was primarily a result of increased revenues as a result of the Crackle Plus Joint Venture.

Cost of revenue consists primarily of amortization of programming costs for our television and short-form videos, non-cash amortization of our film library and platform costs associated with AVOD and SVOD networks. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Crackle Plus, Popcornflix, Pivotshare, and other VOD platforms.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs. For the six months ended June 30, 2019, the cost of revenue included film library amortization and distribution costs related to various films distributed during the period.

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

For the six months ended June 30, 2019, the cost of revenue included amortization of programming cost related to our original production Animal Tales season one. To the extent the episodes generated revenue, that revenue was recognized in the period. For the six months ended June 30, 2018, cost of revenue was driven by the production of episodes for our series Vacation Rental Potential season one and Being Dad.

Operating Expenses

The following table presents operating expense line items for the six months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue	Change Period over Period
Operating expenses:
Selling, general and administrative	$7,522,481	53%	$5,143,022	58%	$2,379,459	46%
Amortization	935,614	7%	48,155	1%	887,459	1843%
Management and license fees	1,414,790	10%	865,084	10%	549,706	64%
Total operating expenses	$9,872,885	70%	$6,056,261	69%	$3,816,624	63%

Including amortization and non-cash share-based compensation, our total operating expenses were 70% of net revenue for the six months ended June 30, 2019 compared to 69% in the same period in 2018 and increased in absolute dollars by $3.8 million. This increase was primarily due to increased selling, general and administrative expenses, increased management and license fee as a result of an $5.4 million increase in revenue and amortization expense driven by acquired intangibles resulting from the formation of the Crackle Plus Joint Venture and the acquisition of Pivotshare in August 2018.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,		Change
	2019	2018	Period over Period

Payroll, benefits and commissions	$4,334,909	$2,475,147	$1,859,762	75%
Share-based compensation	490,944	493,200	(2,256)	0%
Outside professional services	742,011	974,310	(232,299)	-24%
Public company costs and expenses	151,249	179,782	(28,533)	-16%
Bad debt expense	(54,877)	140,151	(195,028)	-139%
Other costs and expenses	1,858,245	880,432	977,813	111%
	$7,522,481	$5,143,022	$2,379,459	46%

Our selling, general and administrative expenses increased by $2.4 million for the six months ended June 30, 2019 compared to 2018. This increase resulted primarily from increased payroll, benefits and commissions expense and other overhead expenses offset by a decrease in outsides professional services and bad debt expense. See “Use of non-GAAP Financial Measure,” below for further discussion relating to selling, general and administrative expense.

Our payroll, benefits and commission expense increased by $1.9 million for the six months ended June 30, 2019 compared to 2018. This increase is primarily due to an increase in headcount as a result of the Crackle Plus Joint Venture.

Other costs and expenses increased by $1.0 million for the six months ended June 30, 2019 compared to 2018. This increase is primarily related to corporate overhead expenses as a result of the Company’s increase in headcount and overall year over year growth.

Outside professional services decreased by $0.2 million in the six months ended June 30, 2019 compared to 2018. This resulted from the timing of costs related to professional services provided.

Bad debt expense decreased $0.2 million resulting from our stronger collection efforts year over year.

Effective January 1, 2017, we adopted our 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan was amended on June 13, 2018 to increase the number of shares available for issuance under the Plan. The Plan currently allows us to issue up to 1.25 million common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. We account for the Plan as an equity plan.

In both 2018 and 2019, we issued stock options pursuant to the Plan. We recognize these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares. The non-cash share-based compensation expense is amortized on a straight-line basis over their respective vesting periods. We recognized $440,944 and $443,200 of non-cash share-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. We also recognized $50,000 for the six months ended June 30, 2019 and 2018, respectively, of non-cash share-based compensation expense for share awards issued to our outside directors and non-employee producers for services rendered.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total gross revenue reported for the three and six month periods ended June 30, 2019 and 2018. See “Affiliate Resources and Obligations” below for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the six month periods ended June 30, 2019 and 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment, respectively.

The following table presents cash based and non-cash based interest expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Cash Based:
Commercial Loan	$235,835	$74,261
Revolving line of credit - related party	-	30,267
	235,835	104,528
Non-Cash Based:
Amortization of deferred financing costs	51,647	14,290
	51,647	14,290
	$287,482	$118,818

We incurred interest expense on advances under our Commercial Loan for the six months ended June 30, 2019. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the six months ended June 30, 2019.

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

Our effective rate is impacted by permanent differences which consist primarily of amortization of debt discounts included in interest expense for the six months ended June 30, 2019, and the impact of incentive stock options issued under the Company’s Long-Term Incentive Plan for both June 30, 2019 and 2018.

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

We are obligated to pay CSS an incremental recurring license fee equal to 4% of our gross revenue for each calendar quarter, and a marketing fee of 1% of our gross revenue for each calendar quarter. For the six months ended June 30, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $707,395 and $432,542, respectively, payable to CSS.

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

The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. We are obligated to pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter. For the six months ended June 30, 2019 and 2018, the Company recorded management fee expense of $707,395 and $432,542, respectively, payable to CSS.

On August 1, 2019, we entered into an amendment (“Amendment”) to the CSS Management Agreement. The Amendment retroactively removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates.

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

Reconciliation of Unaudited Historical Results to Adjusted EBITDA

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Six Months Ended June 30,
	2019	2018

Net loss available to common stockholders, as reported	$(9,292,814)	$(2,552,359)
Preferred dividends	1,401,288	-
Provision for (benefit from) income taxes	(691,000)	204,000
Other Taxes	331,675	-
Interest expense, net of interest income (a)	261,933	115,171
Film library and program rights amortization, included in cost of revenue (non-cash)	2,466,894	2,622,532
Share-based compensation expense	490,944	493,200
Acquisition-related costs and other one-time consulting fees	2,656,736	145,300
Reserve for bad debt & video returns	518,515	586,144
Amortization	935,614	74,221
Transitional Expenses (a)	1,241,353	-
All other nonrecurring costs	187,055	122,278
Adjusted EBITDA	$508,193	$1,810,487

(a)	Represents transitional related expenses primarily associated with the Crackle Plus business combination.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Commercial Loan. As of June 30, 2019, we had cash and cash equivalents of $5.2 million. Our total debt principal outstanding was $7.4 million as of June 30, 2019.

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

Preferred Stock Offering

As described above under “Recent Developments”, during the six months ended June 30, 2019, we completed the sale of 419,505 shares of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) at an offering price of $25.00 per share generating total net proceeds to the Company, after deducting offering expenses, of approximately $9.7 million.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through June 2019. Total dividends paid from January through the date of this report were approximately $1.9 million.

Cash Flows

Our cash and cash equivalents balance was $5.2 million as of June 30, 2019 and $7.2 million as of December 31, 2018. Cash flow information for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,		Change in
	2019	2018	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(6,005,953)	$(2,429,814)	$(3,576,139)	-147%
Investing activities	(3,898,487)	315,549	(4,214,036)	1335%
Financing activities	7,907,695	18,780,901	(10,873,205)	-58%
Net increase in cash and cash equivalents	$(1,996,745)	$16,666,636	$(18,663,381)	-112%

Operating Activities

For the six months ended in 2019, our operating activities required a net use of cash totaling $6.0 million. This net use of cash from operating activities resulted primarily from our investment in film library distribution rights and programs costs totaling $9.6 million and an increase in accounts receivable of $7.4 million, offset by an increase in accounts payable and accrued expenses of $14.3 million resulting from the timing of payment of normal course of business expenses. This was offset in part by amortization of programming costs and our film library of $2.5 million and our non-cash share-based compensation of $0.5 million.

For the six months ended in 2018, our operating activities required a net use of cash totaling $2.4 million as we adjusted to the operations of Screen Media. This net use of cash from operating activities resulted primarily from our investment in in-production and in-development programming costs and film libraries totaling $6.4 million, offset in part by the amortization of programming costs and our film library of $3.5 million and an increased accrual for film library acquisition obligations of $1.6 million.

Investing Activities

For the six months ended in 2019 and 2018, our investing activities required a net use of cash totaling $3.9 million and net provided cash totaling $0.3 million, respectively. This resulted primarily from an increase in our due to / from affiliated companies’ balance driven by our parent company central cash management system.

Financing Activities

For the six months ended in 2019, our financing activities provided net cash totaling $7.9 million. This resulted primarily from proceeds from the sale of our preferred stock of $10.5 million. Such proceeds were primarily offset by the payment of stock issuance costs of $0.8 million and the payment of dividends to preferred stockholders of $1.4 million.

For the six months ended in 2018, our financing activities provided net cash totaling $18.8 million primarily consisting of an advance from the Credit Facility and preferred stock offering.

Anticipated Cash Requirements

Our strategy is to fund our investment in television programs through payments we receive from sponsors. Our cash on hand and amounts due to us near term under contractual obligations allows us to be flexible as to payment timing from sponsors and to use our cash on hand to fund production in advance of such sponsor payments. Nevertheless, we do not begin production until we have payment commitments from sponsors in excess of our production costs. As a result, we expect our production activity to be cash flow positive for each series. Additionally, we may acquire businesses or assets, including individual video content libraries that are complementary to our business. Any such transaction could be financed through cash on hand, our cash flow from operations, or new equity or debt financing. For the current six months ended June 30, 2019, we’ve used cash of $2.0 million, we expect to have positive cash flows throughout the future reporting periods during the year.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2 – Unregistered Sales of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description

10.1	Amendment to Management Services Agreement *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Included herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 14, 2019	(Principal Executive Officer)

