Form 10-Q
period 2019-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2019-11-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001‑38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855‑398‑0443

(Registrant’s Telephone Number, including Area Code)

Not Applicable

Former Name or Former Address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of November 14, 2019 totaled 12,073,858 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,259,920
Class B Common Stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Chicken Soup for the Soul Entertainment, Inc.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$6,194,964	$6,451,758
Restricted cash	—	750,000
Accounts receivable, net	27,731,931	12,841,099
Prepaid expenses	1,117,969	218,736
Inventory, net	291,917	262,068
Goodwill	17,466,681	2,537,079
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	47,081,028	2,971,637
Film library, net	31,997,384	25,338,502
Due from affiliated companies	7,010,065	1,213,436
Programming costs, net	13,961,506	12,790,489
Program rights	826,567	—
Deferred tax asset	—	452,000
Other assets, net	316,878	356,221
Total assets	$166,160,833	$78,346,968

LIABILITIES AND EQUITY
Current maturities of commercial loan	$3,200,000	$1,000,000
Commercial loan and revolving line of credit, net of unamortized deferred finance cost of $188,803 and $334,554, respectively	12,611,197	6,582,113
Accounts payable and accrued expenses	19,792,234	5,078,805
Ad Representation fees payable	8,421,104	—
Film library acquisition obligations	5,735,100	2,715,600
Programming Obligations	6,005,154	—
Accrued participation costs	1,308,575	1,539,139
Other liabilities	5,142,105	414,506
Deferred revenue	—	6,469
Total liabilities	62,215,469	17,336,632
Commitments and contingencies (Note 16)

Equity
Stockholder's Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,599,002 and 918,497 shares issued and outstanding, respectively, redemption value of $39,975,050 and $22,962,425, respectively	160	92
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,259,920 and 4,227,740 shares issued, 4,185,685 and 4,153,505 shares outstanding, respectively	425	421
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 and 7,817,238 shares issued and outstanding, respectively	782	782
Additional paid-in capital	88,077,143	59,360,583
Retained (deficit) earnings	(20,335,402)	2,281,187
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	67,110,379	61,010,336
Subsidiary convertible preferred stock (Note 17)	36,350,000	—
Noncontrolling interests (Note 17)	484,985	—
Total Equity	103,945,364	61,010,336
Total liabilities and equity	$166,160,833	$78,346,968

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018*
Revenue:
Online networks	$14,383,659	$1,809,689	$25,128,001	$3,339,901
Television and film distribution	2,613,872	2,510,462	6,058,862	7,785,427
Television and short-form video production	48,557	2,283,933	596,252	4,720,094
Total revenue	17,046,088	6,604,084	31,783,115	15,845,422
Less: Television & film distribution returns and allowances	(255,394)	(107,300)	(828,785)	(553,294)
Net revenue	16,790,694	6,496,784	30,954,330	15,292,128
Cost of revenue	13,614,648	2,471,136	23,568,743	7,398,107
Gross profit	3,176,046	4,025,648	7,385,587	7,894,021
Operating expenses:
Selling, general and administrative	6,371,870	2,324,632	13,894,351	7,467,654
Amortization	4,695,522	149,596	5,631,136	197,751
Management and license fees	1,676,303	647,603	3,091,093	1,512,687
Total operating expenses	12,743,695	3,121,831	22,616,580	9,178,092
Operating (loss) income	(9,567,649)	903,817	(15,230,993)	(1,284,071)
Interest income	8,997	16,883	34,546	20,530
Interest expense	(195,881)	(133,121)	(483,363)	(251,939)
Loss on extinguishment of debt	(350,691)	—	(350,691)
Acquisition-related costs	(1,078,637)	(182,832)	(3,735,373)	(228,132)
(Loss) income before income taxes and preferred dividends	(11,183,861)	604,747	(19,765,874)	(1,743,612)
Provision for income taxes	1,248,000	375,000	557,000	579,000
Net (loss) income before noncontrolling interests and preferred dividends	(12,431,861)	229,747	(20,322,874)	(2,322,612)
Net (loss) attributable to noncontrolling interests	(37,473)	—	(36,960)	—
Net (loss) income attributable to Chicken Soup for the Soul Entertainment, Inc.	(12,394,388)	229,747	(20,285,914)	(2,322,612)
Less: Preferred dividends	929,387	422,779	2,330,675	422,779
Net (loss) available to common stockholders	$(13,323,775)	$(193,032)	$(22,616,589)	$(2,745,391)
Net (loss) per common share:
Basic and diluted	$(1.11)	$(0.02)	$(1.89)	$(0.23)

*     In accordance with ASC Subtopic 805‑50 "Transactions between entities under common control", results of operations for the 2018 period have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	(Deficit)	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Stock	Interests	Total

Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$—	$—	61,010,336
Share based compensation - stock options							190,847					190,847
Share based compensation - common stock							25,000
Issuance of preferred stock	140,000	14					3,499,986					3,500,000
Preferred stock issuance costs							(288,160)					(288,160)
Dividends								(603,307)				(603,307)
Net loss								(2,773,430)				(2,773,430)
Balance, March 31, 2019	1,058,497	106	4,227,740	421	7,817,238	782	62,788,256	(1,095,550)	(632,729)	—	—	61,061,286
Share based compensation - stock options							250,097					250,097
Share based compensation - common stock							25,000
Issuance of preferred stock	279,505	28					6,987,597					6,987,625
Preferred stock issuance costs							(538,295)					(538,295)
Stock options exercised			16,666	2			160,159					160,161
Conversion of Class B shares to Class A shares			3,300	—	(3,300)	—						—
Dividends								(797,981)				(797,981)
Crackle business combination							15,322,531			36,350,000	521,945	52,194,476
Net income attributable to noncontrolling interest											513	513
Net loss								(5,118,096)				(5,118,096)
Balance, June 30, 2019	1,338,002	134	4,247,706	423	7,813,938	782	84,995,345	(7,011,627)	(632,729)	36,350,000	522,458	114,224,786
Share based compensation - stock options							236,351					236,351
Issuance of preferred stock	261,000	26					6,524,974					6,525,000
Preferred stock issuance costs							(663,251)					(663,251)
Shares issued to directors			6,956	1			25,000					25,001
Employee stock grant			5,258	1			41,854					41,855
Dividends								(929,387)				(929,387)
Crackle business combination							(3,083,130)					(3,083,130)
Net loss attributable to noncontrolling interest											(37,473)	(37,473)
Net loss								(12,394,388)				(12,394,388)
Balance, September 30, 2019	1,599,002	$160	4,259,920	$425	7,813,938	$782	$88,077,143	$(20,335,402)	$(632,729)	$36,350,000	$484,985	$103,945,364

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Equity

(unaudited) Cont’d

	Preferred Stock		Common Stock
			Class A		Class B		Additional	Retained
		Par		Par		Par	Paid-In	(Deficit)	Treasury
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Total
Balance, December 31, 2017		$	4,096,353	$409	7,863,938	$786	$36,584,575	$9,421,619	$	$46,007,389
Share based compensation							254,195			254,195
A Plus Tax adjustment							—	(29,284)		(29,284)
Net loss								(884,902)		(884,902)
Balance, March 31, 2018			4,096,353	409	7,863,938	786	36,838,770	8,507,433		45,347,398
Share based compensation							239,005			239,005
Conversion of Class B Shares to Class A			42,200	4	(46,700)	(4)				—
Class A shares issued to directors			5,700	1						1
Purchase of treasury stock									(632,729)	(632,729)
A Plus Tax adjustment								(66,096)		(66,096)
Issuance of preferred stock	600,000	60					14,999,940			15,000,000
Preferred stock issuance costs							(1,346,561)			(1,346,561)
Net loss							—	(1,667,457)		(1,667,457)
Balance, June 30, 2018	600,000	60	4,148,753	414	7,817,238	782	50,731,154	6,773,880	(632,729)	56,873,561
Share based compensation							218,596			218,596
Class A shares : Pivotshare business combination			74,235	7			731,950			731,957
Class A issuance costs							(146,875)			(146,875)
Issuance of preferred stock	180,497	18					4,596,647			4,596,665
Preferred stock issuance costs							(69,566)			(69,566)
Dividends							(5,605,328)			(5,605,328)
Net income								229,747		229,747
Balance, September 30, 2018	780,497	$78	$4,222,988	$421	$7,817,238	$782	$50,456,578	$7,003,627	$(632,729)	$56,828,757

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2019	2018*
Cash flows from Operating Activities:
Net loss	$(20,322,874)	$(2,322,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	794,149	736,792
Amortization of programming costs and rights	451,050	1,509,217
Amortization of deferred financing costs	72,063	35,725
Amortization of fixed assets and acquired intangibles	5,631,136	197,684
Amortization of film library	3,475,471	3,656,515
Bad debt expense	1,241,243	714,506
Loss on debt extinguishment	350,691	—
Deferred income taxes	452,000	507,000
Changes in operating assets and liabilities:
Trade accounts receivable	(16,132,075)	(1,424,768)
Prepaid expenses and other current assets	(903,361)	(372,137)
Inventory	(29,849)	77,297
Programming costs and rights	(1,622,067)	(4,001,407)
Film library	(10,134,353)	(6,121,335)
Accounts payable, accrued expenses and other payables	17,797,811	584,087
Film library acquisition obligations	3,019,500	1,837,700
Accrued participation costs	(230,564)	(659,033)
Other liabilities	(272,401)	304,917
Deferred revenue	(6,469)	119,800
Net cash used in operating activities	(16,368,899)	(4,620,052)
Cash flows from Investing Activities:
Business Acquisition, net of cash acquired	—	40,310
(Increase) decrease in due from affiliated companies	(5,796,629)	791,277
Net cash (used in) provided by investing activities	(5,796,629)	831,587

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited) Cont’d

	Nine months ended September 30,
	2019	2018*
Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	—	200,000
Repayments of revolving credit facility from related party	—	(1,700,000)
Proceeds from commercial loan	8,665,000	7,500,000
Repayments of commercial loan	(666,667)	(333,334)
Payment of preferred stock issuance costs	(1,489,706)	(1,261,648)
Proceeds from issuance of common stock under equity plans	160,161	—
Payment of deferred financing costs	(192,004)	(383,049)
Proceeds from issuance of Series A preferred stock	17,012,625	16,092,680
Common stock repurchases held in treasury	—	(632,729)
Dividends paid to common stockholders	—	(5,182,549)
Dividends paid to preferred stockholders	(2,330,675)	(422,779)
Net cash provided by financing activities	21,158,734	13,876,592
Net (decrease) increase in cash and cash equivalents	(1,006,794)	10,088,127
Cash and cash equivalents at beginning of period	7,201,758	2,172,985
Cash and cash equivalents at end of the period	$6,194,964	$12,261,112

Supplemental data:
Interest paid	$376,881	$111,410
Noncash investing activities (Crackle Plus business combination)	51,672,531	—

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$6,194,964	$11,511,112
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash per statements of cash flows	$6,194,964	$12,261,112

*     In accordance with ASC Subtopic 805‑50 "Transactions between entities under common control", results of operations for the 2018 year have been retrospectively adjusted for the acquisition of A Plus on December 28, 2018 to furnish comparative information as required. The effects of intra-entity transactions have been eliminated as a part of the consolidation, where applicable.

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

On May 14, 2019, the company consummated a new streaming video joint venture known as Crackle Plus. Crackle Plus is an advertiser-supported  video-on-demand (“AVOD”) platform. The platform allows its users to view premium content, such as films and TV shows. The platform is accessible through various internet connected digital devices such as mobile, tablet, smart TV and console. The platform primarily earns revenue from advertisements placed on its platform through direct and reseller channels, and on the behalf of its advertisement representation partners.

The Company operates and is managed by the chief operating decision maker, Company CEO Mr. William J. Rouhana, Jr, as one reportable segment, the production and distribution of video content. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 markets worldwide.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10‑Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10‑K for the year ended December 31, 2018.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant estimates include those related to revenue recognition, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation of income taxes, ad  representation fees payable    and amortization of programming and film library costs.    Actual results could differ from those estimates.

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

At September 30, 2019 and December 31, 2018, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued programming costs, film library acquisition costs and accrued participation costs, approximated their carrying value due primarily to the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect which is net of an allowance for doubtful accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from doubtful accounts are reported as bad debt expense in the consolidated statements of operations. At September 30, 2019, and December 31, 2018, accounts receivable is presented net of allowance for doubtful accounts and video returns of $761,690, and $601,500, respectively. Bad debt expense of $467,335 and $21,061 was recorded in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively, and $412,458 and $161,212 for the nine months ended September 30, 2019 and 2018, respectively. Provision for returns and allowances of $255,394 and $107,300 was recorded in the condensed consolidated statements of operations for the

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

three months ended September 30, 2019 and 2018, respectively, and $828,785 and $553,294 for the  nine months ended September 30, 2019 and 2018, respectively.

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

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 is amortization of programming costs related to our original productions totaling $25,815 and $658,716, respectively, and $122,253 and $1,509,217 for the nine months ended September 30, 2019 and 2018, respectively. There was no impairment charge recorded in the three and nine months ended September 30, 2019 and 2018.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in cost of revenue in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, is amortization of film library totaling $1,214,610 and $1,033,983, respectively, and $3,475,471 and $3,656,515 for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, there was no impairment charge recorded.

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

Included in the cost of revenue in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 is program rights amortization totaling $155,263 and $328,796, respectively.

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

Changes to the original estimates may be required during the life of an asset. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable, an impairment charge is recorded. As of  September 30, 2019 no indicators of impairment have been identified and thus no impairment charge has been recorded.

Goodwill and Acquired Intangible Assets consist of the following,

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Video Content License

The Company has been granted a perpetual, exclusive, sublicensable license from CSS to exploit the Brand and related intellectual property, for the production and distribution of television programming, motion pictures, and online visual content on a worldwide basis (“Perpetual License”). The Company paid a purchase price of $5,000,000 for the Perpetual License in 2016, which approximated the cost of the licensed content to CSS. The Company has recorded the initial purchase price of the Perpetual License at the estimated cost to CSS.

Popcornflix Film Rights and Other Assets

Popcornflix film rights and other assets represent the direct-to-consumer online video service and application platform comprised of five ad-supported networks with rights to over 3,000 films and approximately 60 television series. Popcornflix is an indefinite-lived intangible asset and is not subject to amortization but annual impairment analysis.

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

Crackle Plus

Intangible assets acquired as a result of the Crackle Plus Joint Venture represent the fair value of the Crackle brand value, customer user base, content rights, partner agreements and goodwill.

The Crackle Plus intangibles are stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of useful lives, which is 2-7 years for the customer user base, content rights, partner agreements and brand value.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statements of operations. At September 30, 2019 and 2018, the Company did not have any unrecognized tax benefits or liabilities.

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

Revenue Recognition

Online Networks

Revenue from AVOD and online digital distribution platforms are recorded and invoiced when monthly activity is reported by advertisers or third party agencies. The Company earns revenues on a cost per thousand, also called on a cost-per-mille basis (“CPM basis”) as ad impressions are run on the inventory sold to ad agencies and as ad impressions are run on the ad inventory made available to resellers. The Company considers ad agencies and resellers as customers in these transactions and therefore revenue is presented as gross receipts from the agencies and resellers. In addition, advertising representation revenues are commission fees that the Company earns for selling ad inventory on behalf of third party over-the-top platforms. The Company earns revenues as placed advertisements are run on the available ad inventory of its Ad Rep Partners. Advertising representation revenues are presented as the gross receipts from advertisers and the amount remitted to the Ad Rep Partners are recorded as cost of sales.

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

The Company generally invoices customers in arrears on a monthly basis in accordance with the number of advertisements placed or impressions delivered during the month. The Company generally invoices customers when the right to consideration becomes unconditional, and as such, the only contract balances the Company recognizes are accounts receivable.

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

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards will be fulfilled with new shares of Class A common stock. For the three and nine months ended September 30, 2019 and 2018, share-based awards were issued to non-employee directors and employees for services rendered and were recorded at fair value.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles which the Company is obligated to reimburse.

Total advertising costs related to theatrically released titles for the three months ended September 30, 2019 and 2018 was $519,042 and $395,895, respectively, and $1,867,764 and $671,036 for the nine months ended September 30, 2019 and 2018, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Earnings (Loss) Per Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of all classes of common stock outstanding. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants, Class I warrants, Class II warrants, Class III-A warrants, Class III-B warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

Recently Adopted Accounting Standards

In June 2018, the FASB issued ("ASU") 2018-07, Compensation - Stock Compensation Topic 718: Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. Under the new guidance, equity-classified nonemployee awards are to be measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee's performance is complete. ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 for public entities and after December 15, 2019 for all other entities. Early adoption is permitted but not before an entity adopts ASC 606. The Company has adopted ASC 606 on January 1, 2019 and the impact of implementation was not material.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014‑09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014‑09 in the first quarter of 2019 and has applied the modified retrospective method. No adjustment was recorded to opening retained earnings given the lack of change to the company’s accounting for revenue with contracts with customers.

Refer to “Note 6 Revenue Recognition” for details of the impact and required disclosures.

Note 5 – Business Combination

As discussed in Note 1, the Company consummated the creation of its Crackle Plus joint venture on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. From May 2020 to October 2020 (“Exercise Period”), CPEH will have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We may elect to pay for such interest in cash or through the issuance of Series A Preferred Stock using a price per share of $25. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As additional consideration to CPEH, the Company issued to CPEH warrants to purchase (a) Eight Hundred Thousand (800,000) shares of the Class A common stock of the Company at an exercise price of $8.13 per share (the “CSSE Class I Warrants”), (b) warrants to purchase One Million Two Hundred Thousand (1,200,000) shares of the Class A common stock of the Company at an exercise price of $9.67 per share, (the “CSSE Class II Warrants”); (c) warrants to purchase Three Hundred Eighty Thousand (380,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-A Warrants”); and (d) warrants to purchase One Million Six Hundred Twenty Thousand (1,620,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-B Warrants”). All of the CSSE Warrants have a five-year term commencing on the closing and are exercisable at any time and from time to time during such term.

The acquisition is accounted for as a purchase of a business under ASC 805, and the aggregate purchase price consideration of $51.7 million has been allocated to assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The preliminary results are as follows:

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$5,360,667
Prepaid expenses	892,200
Programming Rights	1,155,363
Goodwill	14,929,601
Brand Value	26,493,805
Customer User Base	15,364,395
Content Rights	2,524,373
Partner Agreements	5,314,481
Assets acquired	72,034,885
Accounts payable and accrued expenses	(13,061,492)
Programming Obligations	(7,300,862)
Liabilities assumed	(20,362,354)
Total purchase consideration	$51,672,531

In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected growth rates, and estimated discount rates.

The amount related to other intangible assets represents the estimated fair values of the brand (trademark), customer user base, content rights, and partner agreements. These long lived assets are being amortized on a straight-line basis over their estimated useful lives of  2-7 years.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the intangible assets acquired that do not qualify for separate recognition. The Company has preliminarily estimated $14.9 million of Goodwill in connection with the Crackle Plus transaction.

The fair values of assets acquired, and liabilities assumed were based upon preliminary valuations performed for the preparation of the pro forma financial information and are subject to the final valuations. These estimates and assumptions are subject to change within the measurement period as additional information is obtained. A decrease in the fair value of the assets acquired or liabilities assumed in the Crackle Plus transaction from the preliminary valuations presented would result in dollar for dollar corresponding increase or decrease, as applicable, in the amount of goodwill resulting from the transaction. In addition, if the value of the other intangible assets is higher than the amount included in these unaudited condensed consolidated financial statements, it may result in higher amortization expense than is presented herein. Any such increases could be material and could result in the Company’s actual future financial condition or results of operations

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

differing materially from that presented herein. As permitted, the final determination of these estimated fair values will be completed as soon as possible but no later than one year from the acquisition date when the Company has completed the detailed valuations and calculations.

Purchase Price Consideration Allocation:

Fair Value of Preferred Units	$36,350,000
Fair Value of Warrants in CSSE	10,899,204
Fair Value of Put Option	4,423,327
Total Estimated Purchase Price	$51,672,531

The purchase price paid by the Company reflects the total consideration given in return for the ownership share available to CPEH in the entity. Consideration given has been calculated at the fair market value of the Crackle Plus Preferred Units; the four CSSE tranches of warrants and the Put Option. The Company valued the securities based on the terms of the Contribution Agreement and the use of the Black Scholes model valuation technique on each of the respective components as follows,

1.	The Preferred Units have a stated value at the time of the acquisition of $36.35 million, as set forth in the Crackle Plus Operating Agreement;
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

Note 6 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include licensing of content and delivery of online advertisements on our owned and operated VOD platforms, the distribution of film content and production of episodic television series,. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and do not include any variable consideration or financing components in our normal course of business. Sales tax, value added tax, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables disaggregates our revenue by major category:

	Three Months Ended September 30,
				% of
	2019	% of revenue	2018	revenue
Revenue:
Online networks	$14,383,659	86%	$1,809,689	28%
Television and film distribution	2,613,872	16%	2,510,462	39%
Television and short-form video production	48,557	0%	2,283,933	35%
Total revenue	17,046,088	102%	6,604,084	102%
Less: returns and allowances	(255,394)	(2)%	(107,300)	(2)%
Net revenue	$16,790,694	100%	$6,496,784	100%

	Nine Months Ended September 30,
				% of
	2019	% of revenue	2018	revenue
Revenue:
Online networks	$25,128,001	81%	$3,339,901	22%
Television and film distribution	6,058,862	20%	7,785,427	51%
Television and short-form video production	596,252	2%	4,720,094	31%
Total revenue	31,783,115	103%	15,845,422	104%
Less: returns and allowances	(828,785)	(3)%	(553,294)	(4)%
Net revenue	$30,954,330	100%	$15,292,128	100%

Online Networks

In this business area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as smartphones, tablets, smart TVs, gaming consoles and the web through our subsidiaries and operated AVOD networks including Crackle, Popcornflix® and Truli. We generate advertising revenues primarily by delivering video advertisements to our streaming viewers. We also distribute our own and third-party owned content to end users on our SVOD network Pivotshare.

Revenue from online digital distribution and VOD platforms in our Online Networks business area are recorded over time as advertisements are delivered and when monthly activity is reported by advertisers.

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

No impairment losses have arisen from any CSSE contracts with customers during the three and nine months ended September 30, 2019.

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

Contract Assets and Contract Liabilities (Deferred Revenues)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30,	December 31,
	2019	2018
Contract Assets	$27,731,931	$12,841,099
Contract Liabilities	$—	$6,469

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

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30‑60 days. The term between invoicing and when payment is due is not significant.

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

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of September 30, 2019 and December 31, 2018, was $0 and $6,469, respectively. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the nine months ended September 30, 2019.

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

Note 7 - Episodic Television Programs

(a) In September 2014, CSS and a charitable foundation (the “Foundation”), entered into an agreement under which the Foundation agreed to sponsor a Saturday morning family television show, Chicken Soup for the Soul’s Hidden Heroes (“Hidden Heroes”), a half-hour hidden-camera family friendly show that premiered on the CBS Television Network (“CBS”). The Foundation has funded four seasons of Hidden Heroes. Hidden Heroes was nominated for an Emmy award for "Outstanding Children's or Family Viewing Series" in March 2019.

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

(e) In December 2018, the company signed agreements with Chicken Soup for the Pet Lovers Soul, LLC ("Chicken Soup for the  Soul Pet Food”), a related party, and American Humane, the country’s first national humane organization, to sponsor Chicken Soup for the Soul’s Animal Tales. The series began airing on The CW in January 2019.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2019 and 2018, the Company recognized $236,351 and $218,599, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized $677,295 and $661,799, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity as of September 30, 2019 is as follows:

	As of September 30, 2019		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Total outstanding at December 31, 2018	662,500	$7.52	3.34	$332,100
Granted	490,000	8.30	4.40	—
Forfeited	(103,334)	9.66	3.72	—
Exercised	(16,666)	9.61	3.24	—
Expired	—	—	—	—

Outstanding at September 30, 2019	1,032,500	$7.73	3.60	$1,987,425

Vested and exercisable at September 30, 2019	629,170	$7.29	2.77	$1,484,753

As of September 30, 2019 the Company had unrecognized pre-tax compensation expense of $1,660,378 related to non-vested stock options under the Plan of which $230,277,  $788,468,  $582,347 and $59,286 will be recognized in 2019, 2020, 2021 and 2022, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2019	2018
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	57.1%
Expected term (years)	5	5
Risk-free interest rate	2.22%	2.10%
Exercise price per stock option	$7.73	$7.52
Market price per share	$7.27	$6.46
Weighted average fair value per stock option	$3.51	$3.10

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

The Company also awards common stock grants to directors, employees and non-employee executive producers that provide services to the Company. For the three months ended September 30, 2019 and 2018, the Company recognized non-cash share-based compensation expense relating to director stock grants of $25,000, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized $75,000, respectively. For the three and nine months ended September 30, 2019, the Company recognized non-cash share-based compensation expense relating to employee stock grants of $41,854, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended September 30,
	2019	2018
Net loss available to common stockholders	$(13,323,775)	$(193,032)
Basic weighted-average shares outstanding	11,994,112	11,924,387
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	—	—
Assumed issuance of shares from exercise of warrants*	—	—

Diluted weighted-average shares outstanding*	11,994,112	11,924,387

Loss per share:
Basic and diluted	$(1.11)	$(0.02)

	Nine Months Ended September 30,
	2019	2018
Net loss available to common stockholders	$(22,616,589)	$(2,745,391)
Basic weighted-average shares outstanding	11,983,136	11,936,511
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	—	—
Assumed issuance of shares from exercise of warrants*	—	—

Diluted weighted-average shares outstanding*	11,983,136	11,936,511

Loss per share:
Basic and diluted	$(1.89)	$(0.23)

*     For the three and nine months ending September 30, 2019 common stock equivalents totaling 325,790 and 248,857, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Note 10 – Programming Costs

Programming costs, net of amortization, consists of the following:

	September 30,	December 31,
	2019	2018
Released, net of accumulated amortization of $9,595,561 and $9,473,308, respectively	$11,616,423	$11,418,244
In production	666,675	17,099
In development	1,678,408	1,355,146
	$13,961,506	$12,790,489

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Film Library

Film library costs, net of amortization, consists of the following:

	September 30,	December 31,
	2019	2018
Acquisition costs	$43,311,155	$33,176,802
Accumulated amortization	(11,313,771)	(7,838,300)
Net film library costs	$31,997,384	$25,338,502

Film library amortization recorded in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 was $1,214,610 and $1,033,983, respectively and $3,475,471 and $3,656,515 for the nine months ended September 30, 2019 and 2018, amortization expense respectively.

Note 12 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	September 30,	December 31,
	2019	2018
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, consists of the following:

	September 30,	December 31,
	2019	2018
Acquired customer base, net	$1,774,937	$2,118,473
Non-compete agreement, net	331,356	463,898
Website development, net	291,949	389,266
Crackle Plus Customer User Base	12,483,571	—
Crackle Plus Content Rights	2,208,827	—
Crackle Brand Value	25,074,494	—
Crackle Plus Partner Agreements	4,915,894	—
	$47,081,028	$2,971,637

Amortization expense was $4,681,030 and $5,587,663 for the three and nine months ended September 30, 2019, respectively and $125,452 for the three and nine months ended September 30, 2018.

Goodwill consists of the following:

	September 30,	December 31,
	2019	2018
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	14,929,602	—
	$17,466,681	$2,537,079

There were no impairments identified or recorded related to goodwill and intangible assets for any period presented.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Long-term Debt

On August 22, 2019, the Company and its wholly-owned subsidiary, Screen Media Ventures, LLC, as co-borrowers (“Borrowers”), entered into an amended and restated loan and security agreement (“Amended and Restated Loan Agreement”) with Patriot Bank, N.A. Under the Amended and Restated Loan Agreement, the Borrowers’ outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the original principal amount of $16,000,000 (the “Loan”). As a result, the Company recognized a loss on extinguishment of $350,691 during the three and nine months ended September 30, 2019, which consists of fees paid and write-offs of unamortized debt issuance costs.

The Loan is evidenced by a consolidated, amended and restated term promissory note (the “Note”). Subject to the terms of the Note, the Loan bears interest, payable monthly in arrears, at a fixed rate of 5.75% per annum. The outstanding principal amount of the Loan is repayable in consecutive monthly installments in equal amounts of $266,667, commencing on October 1, 2019 and continuing on the same date of each subsequent month thereafter during the term of the Loan. The Loan matures on September 1, 2024.

Pursuant to the Amended and Restated Loan Agreement, at closing the Company paid to Lender an aggregate of approximately $179,000, representing a commitment fee of $85,000, a payment of $25,556 of interest due on the Loan for the 9 days of the month of August 2019 and $68,090 in fees paid to the Lender’s counsel.

Long-term debt for the periods presented was as follows:

	September 30,	December 31,
	2019	2018
Commercial Loan	$16,000,000	$4,416,667
Revolving Line of Credit	—	3,500,000
Total Debt	16,000,000	7,916,667
Less: debt issuance costs	188,803	334,554
Less: current portion	3,200,000	1,000,000
Total long-term debt	$12,611,197	$6,582,113

The Amended and Restated Loan Agreement includes customary financial covenants, restrictions and interest rate governors including delivery of financial statements, maintaining an account at Patriot Bank, N.A. with an average balance of $2,500,000 in any trailing 90-day period or the interest rate will increase by 0.50% and maintain a minimum debt service coverage ratio of 1.25 to 1.0. The Company was in compliance with all such covenants as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Future Principal Payments

Year Ended December 31,	Amount
Remainder of 2019	$800,000
2020	3,200,000
2021	3,200,000
2022	3,200,000
2023	3,200,000
2024	2,400,000
$16,000,000

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current provision (benefit):
Federal	$—	$—	$—	$—
States	(5,000)	25,000	105,000	72,000
Total current provision	$(5,000)	$25,000	$105,000	$72,000
Deferred provision:
Federal	$923,000	$256,000	$333,000	$364,000
States	330,000	94,000	119,000	143,000
Total deferred provision	1,253,000	350,000	452,000	507,000
Total provision for income taxes	$1,248,000	$375,000	$557,000	$579,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carry-forwards	$6,092,000	$3,022,000
Acquisition-related costs	723,000	663,000
Film library and other intangibles	2,501,000	427,000
Deferred state taxes	34,000	157,000
Less: valuation allowance	(6,113,000)	(719,000)
Total Deferred Tax Assets	$3,237,000	$3,550,000
Deferred Tax Liabilities:
Programming costs	2,832,000	2,779,000
Other assets	405,000	319,000
Total Deferred Tax Liabilities	$3,237,000	$3,098,000
Net deferred tax asset	$—	$452,000

The Company and its subsidiaries have combined net operating losses of approximately $23,760,000,  $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $12,915,000 having no expiration under changes made by the Tax Cuts and Jobs Act, but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Additionally the separate-return-limitation-year (SRLY) rules that apply to consolidated returns may limit the utilization of losses in a given year when consolidated tax returns are filed. Management has determined that because of a recent history of recurring losses, the ultimate realization of the net operating loss carryovers is not assured and has recorded a full valuation allowance. Public trading of company stock poses a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The deferred tax asset valuation allowance increased by $5,290,000 for the three months ended September 30, 2019 and $5,394,000 for the nine months ended September 30, 2019.

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

We pay CSS a management fee equal to 5% of our gross revenue for each calendar quarter, each payable on or prior to the 45th day after the end of the calendar quarter to which it relates, or the 10th day after the filing of the applicable Exchange Act report for such quarter. For the three months ended September 30, 2019 and 2018, the Company recorded management fee expense of $838,152  and $323,802, respectively, and $1,545,547 and $756,343 for the nine months ended September 30, 2019 and 2018, respectively, payable to CSS.

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

For the three months ended September 30, 2019 and 2018, the Company recorded total license fee expense (including for marketing support) of $838,151 and $323,801, respectively, and $1,545,546 and $756,344 for the nine months ended September 30, 2019 and 2018, respectively, payable to CSS. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Crackle Plus Management Services Agreement

We provide management services to Crackle Plus, including office space, back-office support, accounting and financial services  support and technology resources and support for a quarterly fee equal to five percent (5%) of Crackle Plus’s gross revenues, subject to adjustment after the first year.

Due from Affiliated Companies

At September 30, 2019 and December 31, 2018, the Company is owed $7,010,065 and $1,213,436 , respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries, and funds are transferred between affiliates as needed.

As noted above, advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

Note 16 - Commitments and Contingencies

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. In addition to creating its own content and using its own technologies, the Company distributes third party content and utilizes third party technology, which could further expose the Company to claims arising from actions of such third parties (for which the Company would seek indemnification that may or may not be available under the terms governing the Company’s relationships with such third parties). Legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Screen Media is contingently liable for a standby letter of credit in connection with an office lease agreement in the amount of $129,986 as of September 30, 2019 and December 31, 2018.

Screen Media leases its office facilities under the terms of a non-cancelable operating lease agreement that expires on February 28, 2020. Minimum annual rental commitments under the lease are as follows:

Operating Lease Commitment - Screen Media

Year Ended December 31,	Amount
Remainder of 2019	105,000
2020	70,000
$175,000

Rent expense recorded in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 was $107,303 and $102,987, respectively, and $340,421 and $310,375 for the nine months ended September 30, 2019 and 2018, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS.

Programming obligations

The Company enters into long-term contracts for programming content that cover various periods up to 5 years. Programming obligations are recognized when the license period begins and the content is available for showing. Programming obligations of $6,005,154 are included in the Consolidated Condensed Balance Sheet as of September 30, 2019. There are no other future contractual commitments in regard to the Company's programming obligations as of September 30, 2019.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Expense Reimbursement

As a part of the Crackle business combination, the company is required to reimburse CPE (“Crackle, Inc.”) upon written request during the exercise period (during the six month period following the first anniversary of the closing of the transaction) up to a maximum of $5,000,000 of reasonable, documented third-party expenses incurred in connection with the transaction payable in cash by the joint venture entity or CSSE’s Series A 9.75% perpetual preferred stock, valued at a price per share of $25. The reimbursement is due at the end of the exercise period when CPE exercises its put option or conversion rights.

Note 17 – Equity

Subsidiary convertible preferred stock

The subsidiary convertible preferred stock represents the equity attributable to the noncontrolling interest holder as a part of the Crackle Plus business combination. Given the terms of the transaction, the noncontrolling interest holder has the right to convert their Preferred Units in the Crackle Plus joint venture into Common Units representing common ownership of 49% in the Crackle Plus joint venture or into Series A Preferred Stock in the Company. Based on the terms of the transaction agreement, the noncontrolling interest in the Crackle Plus joint venture is convertible into equity.

Noncontrolling interest

Noncontrolling interests represents a 1% equity interest in the consolidated subsidiary Crackle Plus. The noncontrolling interests are presented as a component of equity and the proportionate share of net income (loss) attributed to the noncontrolling interests is recorded in results of operations. Changes in noncontrolling interests that do not result in a loss of control are accounted for in equity. Gains and losses from the changes in noncontrolling interests that result in a loss of control are recorded in results of operations.

Note 18 – Segment Reporting and Geographic Information

The Company’s reportable segment has been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally. Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the three and  nine months ended September 30, 2019 and 2018. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Note 19 – Subsequent Events

Landmark Studio Group Launch

On October 11, 2019, Chicken Soup for the Soul Entertainment Inc. (the “Company”) consummated (the “Closing”) the creation of a joint venture entity to be branded “Landmark Studio Group” (“Landmark”) for the development and production of original scripted content. Landmark is governed by the terms of an operating agreement (the “Operating Agreement”) entered into by Landmark and the Company, David Ozer, Legend Capital Management, LLC (“Legend”), Kevin Duncan, and Cole Investments VII, LLC (“Cole”), an affiliate of Cole Strategic Partners, each as members of Landmark.

In connection with the creation of Landmark, (a) Mr. Ozer has contributed certain original television series and feature films to Landmark in exchange for 21,000 units of common equity (“Common Units”) of Landmark, (b) Legend has

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

contributed an original television series to Landmark in exchange for 2,000 Common Units, (c) the Company and its affiliates agreed to provide promotion and distribution support to Landmark pursuant to a distribution agreement which provides for a revolving $5 million minimum guarantee facility (“Distribution Agreement”), in exchange for 51,000 Common Units, (d) Cole has made available to Landmark a $5 million revolving credit facility (the “Credit Facility”) in exchange for 25,000 Common Units, and (e) Mr. Duncan received 1,000 Common Units in consideration for introducing the parties and assisting in the negotiation of the transaction.

The Company will provide management services to Landmark, including the services of the officers of the Company, office space, back office support, accounting, and financial services support, and technology resources and support for a quarterly fee equal to 5% of the fees that Landmark receives during the production of any series, film, or special, including all executive producer fees, producer fees, overhead, and similar fees retained by Landmark. The Company will also arrange sponsorship for Landmark’s content, and will be entitled to commissions equal to 20% of certain specified revenue generated by such sponsorship.

The Company, as majority owner of the Common Units of Landmark, will manage the day to day operations of Landmark through its officers that are also serving as officers of Landmark. Landmark will maintain a board of managers, with three managers designated by the Company, one manager designated by Cole, and, so long as Mr. Ozer is employed by Landmark, Mr. Ozer shall be the fifth manager.

Foresight Unlimited, LLC Film Library Acquisition

On October 28, 2019, Screen Media Ventures, LLC (“SMV”) purchased certain assets from Foresight Unlimited LLC and each of its subsidiaries, and certain other entities affiliated with Mark Damon (collectively, “Foresight”) including 14 completed motion pictures and 2 motion pictures that are or will be in production, and SMV created a new Foresight Division to be led by Mr. Damon.

SMV paid an aggregate purchase price of $2,000,000 in cash for the assets, a portion of which was paid at the closing of the transaction and the remainder of which is payable upon certain milestones. In addition to the cash consideration, during each of the two years following closing, Mr. Damon will be entitled to receive a number of shares of Class A common stock of the Company having an aggregate value of $900,000 per year, calculated based on the average trading price of the Company’s Class A common stock according to a formula set forth in the asset purchase agreement entered into between SMV and Foresight (the “Stock Bonus”) if (i) Mr. Damon is actively involved in SMV’s operations and (ii) SMV generates gross revenue of at least $1,000,000 in agency and/or distribution fees from any new film, television, or online properties sourced by Mr. Damon and accepted by SMV in its sole discretion during such 12-month period. If the Stock Bonus is earned in each of the 12-month periods, then, upon the mutual election of Mr. Damon and SMV, a second stock bonus plan for the subsequent two consecutive 12-month periods shall be established on substantially the same terms.

PS Vue Announcement

On October 30th, 2019 Sony Interactive Entertainment (SIE) announced that it would be shutting down their vMVPD platform PlayStation Vue (PS Vue) as of January 30th 2020.  SIE has partially subcontracted to Crackle Plus for the sale of some of its advertising inventory.  With the expected loss of the PS Vue advertising inventory from its offering, Crackle Plus is actively seeking replacement ad representation partners.

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of September 30, 2019 and October 31, 2019. The monthly dividend for September was paid on October 15, 2019 and the monthly dividend for October is expected to be paid on November 15, 2019. The total dividends declared and paid in October and November was approximately $325,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10‑K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019, and amended on April 30, 2019 and June 4, 2019 (“Form 10‑K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10‑K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

•	our financial performance, including our ability to generate revenue;
•	the ability of our content offerings to achieve market acceptance;
•	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
•	our potential ability to obtain additional financing when and if needed;
•	our ability to protect our intellectual property;
•	our ability to complete strategic acquisitions;
•	our ability to manage growth and integrate acquired operations;
•	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
•	the potential liquidity and trading of our securities;
•	regulatory or operational risks;
•	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;
•	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

You should refer to the “Risk Factors” section of the report on Form 10‑K, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10‑Q and the documents we have filed as exhibits to this Quarterly Report on Form 10‑Q and the report on Form 10‑K for the year ended December 31, 2018, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

CSSE is a growing, branded media company building online video-on-demand (“VOD”) networks that provide positive and entertaining video content for all screens. In May 2019, we formed a joint venture with Crackle, Inc. (“Crackle”), a business of Sony Pictures Television (“SPT”), through which we operate our VOD business. The joint venture is named “Crackle Plus.” Our Crackle Plus offering includes Crackle®, Popcornflix®, popular online advertiser-supported VOD (“AVOD”) networks, Pivotshare, a subscription-based VOD (“SVOD”) network, Truli.com, a faith-based AVOD network, and numerous additional AVOD networks.

Crackle Plus is one of the largest AVOD companies in the United States. Crackle Plus:

-	has more than 26 million registered users;
-	has more than 38,000 combined hours of programming, including access to library assets from SPT, Screen Media and other affiliates of the joint venture partners;
-	streams more than 1.3 billion minutes per month;
-	has more than 90 content partnerships; and
-	includes more than 100 VOD networks.

Our Screen Media subsidiary is a leading global independent television and film distribution company, which owns one of the largest independently owned television and film libraries. We also curate, produce and distribute long- and short-form video content that brings out the best of the human spirit, and distribute the online content of our U.S. based subsidiary, A Plus. We are aggressively growing our business through a combination of organic growth, licensing and distribution arrangements, acquisitions and strategic relationships. We are also expanding our partnerships with sponsors, television networks, independent producers and affiliated partners.

All of our online networks are available for all screens, including mobile devices. We expect the increasingly widespread penetration of 5G mobile networks, with virtually no latency and 10 times the download capacity of 4G, to be an accelerator of mobile video consumption.

We have an exclusive, perpetual, sublicensable and worldwide license agreement, to create and distribute video content under the Chicken Soup for the Soul®  brand (the “Brand”).

We operate in three areas:

•

Online Networks. In this business area, we distribute and exhibit VOD content through Crackle Plus directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks. We also distribute our own and third-party owned content to end users across various digital platforms through our SVOD network. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and subscription revenue from consumers.

•

Television and Film Distribution. In this business area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films.

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

For the three months ended September 30, 2019 and 2018, our gross revenue was approximately $17.0 million and $6.6 million, respectively, and $31.8 million and $15.8 million for the nine months ended September 30, 2019 and 2018, respectively. These increases in gross revenue were primarily due to the formation of the Crackle Plus joint venture.

Our Adjusted EBITDA for the three months ended September 30, 2019 and 2018 was $(0.4) million and $3.4 million, respectively, and $0.1 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Our primary objective is to continue to build and acquire streaming VOD networks to create a leading “network of networks” that provide content for all screens. The company owns a majority stake in Crackle Plus, a joint venture with Sony Pictures Television, which owns and operates a variety of branded, ad-supported and subscription-based VOD networks including Crackle, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix.  Our supporting strategies include building our library of video content through a combination of opportunistically acquiring third-party video content and libraries, such as our transformative acquisition of Screen Media and the production of Chicken Soup for the Soul original video content, both of which we will monetize through our traditional television and film distribution activity while retaining the right to use this content on our VOD networks thereby lowering our cost of content acquisition for these VOD networks and providing a competitive advantage.

Recent Developments

The following transactions occurred during the period covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Formation of Joint Venture with Crackle

On May 14, 2019, the joint venture, Crackle Plus, LLC was formed, and we launched our new streaming video joint venture. CPEH, Crackle, and their affiliates, and CSS Entertainment and its subsidiaries each contributed assets to establish Crackle Plus. Crackle’s contributions to the joint venture included Crackle’s U.S. and Canadian assets including the Crackle brand in those territories, its monthly active users and its ad rep business. SPT and the joint venture also entered into a license agreement for rights to popular TV series and movies from the Sony Pictures Entertainment library, including Crackle’s original content library. In addition, New Media Services, a wholly-owned subsidiary of Sony Electronics Inc., has contracted to provide the technology back-end services for the newly formed joint venture. CSS Entertainment contributions to the joint venture include the rights to six owned and operated AVOD networks (Popcornflix, Truli, Popcornflix Kids, Popcornflix Comedy, Frightpix, and Espanolflix) and subscription video-on-demand (SVOD) platform Pivotshare.

Under the terms of the agreement, we own the majority interest in the joint venture. Additionally, we issued to CPEH four million five-year warrants to purchase our Class A common stock at various prices.

We believe that Crackle Plus is one of the largest providers of free AVOD services in the United States with approximately 10 million monthly unique users on our owned and operated networks with an audience of millions more served through our advertising representation network. Crackle Plus has 26 million registered users. Crackle Plus is highly competitive in the growing VOD space with over 100 VOD networks and more than 90 content partnerships. Crackle Plus streams over 1.3 billion minutes per month. The addition of Crackle Plus to our Company is expected to more than double our overall annual revenue and will add meaningful EBITDA.

Series A Preferred Stock Dividends

We declared monthly dividends of $0.2031 per share on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of each month end for January through September 2019. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid in November 2019 was approximately $324,757, respectively.

Sales of Series A Preferred Stock

For the nine months ended September 30, 2019, the Company completed the sale of an aggregate of 680,505 shares of its Series A Preferred Stock at an offering price of $25.00 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $15.5 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes including, possibly, for dividends and share repurchases.

Business

Online Networks

Our acquisition of Screen Media in 2017 began our entry into the direct-to-consumer online VOD market through Popcornflix, which has an extensive footprint with apps that have been downloaded more than 27 million times.

Popcornflix is one of the largest AVOD services. Under the Popcornflix brand, we operate a series of direct-to consumer advertising supported channels. On Popcornflix, we have the rights to exhibit more than 3,000 films and approximately 60 television series comprised of approximately 1,500 episodes, with new content added regularly. As a “free-to-consumer” digital streaming channel, Popcornflix is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic internet connected televisions, among others. Popcornflix is currently available in 56 markets, including the United States, United Kingdom, Canada, Australia, Germany, France, and Singapore, with additional territories to be added.

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

On May 14, 2019, the Company launched a new streaming video venture known as Crackle Plus through which it operates its VOD networks including, Crackle and Popcornflix.    Our Crackle Plus joint venture allows users to view premium content, such as films and TV shows, through the Crackle Plus platform. The platform is accessible through various internet connected digital devices such as mobile, tablet, smart TV and console. The platform primarily earns revenue from advertisements placed on the platform through direct and reseller channels and, on behalf of our advertisement representation partners.

We have also begun to expand in SVOD networks. Our entry into subscription-based VOD was initiated by our acquisition of the Pivotshare VOD network in August 2018.

We have amalgamated each of our previous acquisitions into our Crackle Plus joint venture.    As a result, Crackle Plus, is one of the largest AVOD companies in the United States as well as a targeted SVOD network provider.

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

Corporate and foundation sponsors with which we have worked include HomeAway, Hilton Grand Vacations, American Humane, Chegg, Acorns, the Boniuk Foundation, State Farm, Michelson Found Animals Foundation and the Morgridge Family Foundation. We endeavor to retain meaningful back-end rights to our video content in these relationships, which provides opportunities for improved profitability and enhances our library value.

In December 2018, we acquired all of the outstanding capital stock of A Plus, an affiliate of ours. Prior to the acquisition, A Plus was majority owned by an affiliate of CSS and, pursuant to a distribution agreement, we had the exclusive worldwide rights to distribute all video content (in any and all formants) and all editorial content (including articles, photos and still images) created, produced, edited or delivered by A Plus, and we received a net distribution fee equal to 30% of gross revenue generated by the distribution of the A Plus video content. As a result of the acquisition, the distribution agreement was terminated, resulting in our retention of 100% of the revenues generated by A Plus going forward, along with projected cost savings in 2018 and 2019.

Our long-form video content consists of 30- to 60-minute episodic programs typically distributed initially on traditional television or cable networks and now on our VOD networks. Our current long-form video content projects include:

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

•

Going From Broke.  Ashton Kutcher is the executive producer on this new series about the 44 million young Americans that are today saddled with student debt totaling nearly $1.5 trillion. Recent college graduates have no idea how to dig themselves out of their financial disaster. Going From Broke is hosted by money expert Dan Rosensweig, CEO of multi-billion dollar company Chegg. Throughout the series, Dan helps these millennials deal with their financial challenges. The show we offer provides a way to overcome these financial obstacles.

•

Chicken Soup for the Soul’s Animal Tales (“Animal Tales”). This series is sponsored by Chicken Soup for the Soul Pet Food and American Humane, the country’s first national humane organization. This series celebrates everything pets and animals add to our lives. The series brings awareness to the Chicken Soup for the Soul mission of helping all pets eat well, whether that’s by making super premium pet food that is affordable or donating millions of meals to shelter pets every year. The show premiered on the CW Network in January 2019 hosted by Eva La Rue. It has been renewed for a second season.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the three and nine months ended September 30, 2019 and 2018, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments.  We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements.

We define Adjusted EBITDA as consolidated operating income (loss) adjusted to exclude interest, taxes, depreciation, amortization, acquisition-related costs, consulting fees related to acquisitions, dividend payments, non-cash share-based compensation expense, and adjustments for other unusual and infrequent in nature identified charges. Adjusted EBITDA is not an earnings measure recognized by US GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
•

Although amortization and depreciation are non-cash charges, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any future cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes;
•	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
•	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual expenses; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

	Three Months Ended September 30,
	2019	2018
Net loss available to common stockholders, as reported	$(13,323,775)	$(193,032)
Preferred dividends	929,387	422,779
Provision for income taxes	1,248,000	375,000
Other Taxes	54,590	—
Interest expense, net of interest income	186,884	116,238
Film library and program rights amortization, included in cost of revenue (non-cash)	1,369,874	1,033,983
Share-based compensation expense	303,205	243,592
Acquisition-related costs and other one-time consulting fees	1,078,637	527,832
Reserve for bad debt & video returns	722,729	574,355
Amortization	4,695,522	138,551
Loss on extinguishment on debt	350,691	—
Transitional Expenses (a)	1,634,771	—
All other nonrecurring costs	377,184	198,973
Adjusted EBITDA	$(372,301)	$3,438,271

	Nine Months Ended September 30,
	2019	2018
Net loss available to common stockholders, as reported	$(22,616,589)	$(2,745,391)
Preferred dividends	2,330,675	422,779
Provision for income taxes	557,000	579,000
Other Taxes	386,265	—
Interest expense, net of interest income	448,817	231,409
Film library and program rights amortization, included in cost of revenue (non-cash)	3,804,268	3,656,515
Share-based compensation expense	794,149	736,792
Acquisition-related costs and other one-time consulting fees	3,735,373	698,132
Reserve for bad debt & video returns	1,275,059	714,506
Amortization	5,631,136	197,751
Loss on extinguishment on debt	350,691	—
Transitional Expenses (a)	2,876,124	—
All other nonrecurring costs	564,239	296,251
Adjusted EBITDA	$137,207	$4,787,744

(a)

Represents transitional acquisition related expenses primarily associated with the Crackle Plus business combination.  Costs include primarily non recurring payroll and related expenses and redundant non recurring technology costs incurred to transition the acquired business.

Reporting Segment

We operate in one reportable segment, the production and distribution of video content. We operate in the United States and internationally. We have entered into distribution agreements with a company that provides for the distribution of episodic television series in Europe. We have a presence in over 56 markets worldwide. We intend to continue to sell our video content internationally.

Seasonality and Cyclicality

Revenue derived from our long-form and short-form production activities has been cyclical as a result of the timing of sponsorship agreements funding those activities. To date, this has affected our production schedules and hence, our revenue, since we recognize revenue as each episode becomes available for delivery or becomes available for viewing, and for short-form online videos, as the videos are posted to a website for viewing. As a result, historically we have reported the vast majority of our revenue in the fourth quarter of each year.

Revenue from our online networks and television and film distribution are more evenly spaced through the year which should result in more balanced revenue and Adjusted EBITDA across all quarters of each year. While the operating results in these areas are not as seasonal and therefore are more evenly distributed over fiscal quarters, the fourth quarter is generally the strongest quarter and the second quarter is generally the weakest quarter.

Financial Results of Operations

Revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) networks consisting of Crackle, YouTube and Popcornflix®, and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form Crackle Plus. Our television and film distribution revenues are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

Cost of Revenue

Our cost of revenue is derived from platform costs which are related to the various expenses incurred by the company to support and maintain the AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs. Also, included in cost of revenue are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”) and license fees payable to third parties and the related amortization associated with programming rights.  Also included in our cost of revenue is the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. Our costs are fixed for each series before we begin production. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years. Cost of revenue also includes distribution costs for television series and films and non-cash amortization of film library costs.

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

Management and License Fees

We pay management fees of five percent (5%) of our gross revenue to CSS pursuant to the CSS Management Agreement as amended. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the company.

We pay license and marketing support fees of five percent (5%) of our gross revenue to CSS pursuant to a License Agreement, which we refer to as the CSS License Agreement. Four percent (4%) of this fee is a recurring license fee for the right to use all video content of the Brand. One percent (1%) of this fee relates to marketing support activities through CSS’ email distribution, blogs and other marketing and public relations resources. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

The following table presents revenue line items for the three months ended September 30, 2019 and 2018 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Revenue:
Online networks	$14,383,659	86%	$1,809,689	28%	$12,573,970	695%
Television and film distribution	2,613,872	16%	2,510,462	39%	103,410	4%
Television and short-form video production	48,557	—%	2,283,933	35%	(2,235,376)	(98)%
Total revenue	17,046,088	102%	6,604,084	102%	10,442,004	158%
Less: returns and allowances	(255,394)	(2)%	(107,300)	(2)%	(148,094)	138%
Net revenue	$16,790,694	100%	$6,496,784	100%	$10,293,910	158%

Our net revenue increased by $10.3 million for the three months ended September 30, 2019 compared to 2018. This increase in net revenue was primarily due to the $12.6 million increase in Online Networks revenue as a result of the Crackle Plus joint venture which was primarily offset by decreased production revenue, as further described below.

Online network revenue

Our online networks revenue increased by $12.6 million for the three months ended September 30, 2019 compared to 2018. The increase of $12.6 million was primarily due to the Crackle Plus Joint Venture formed on May 14, 2019.

In October 2019, Sony Interactive Entertainment (“SIE”) announced that it was ceasing operations of its PlayStation Vue platform as of January 30, 2020.  We place a significant portion of our advertising impressions on the PlayStation Vue platform.  There can be no assurance that we will successfully redirect or retain all of the advertising impressions currently placed on PlayStation Vue.

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

Television and film distribution revenue

Television and film distribution revenue increased by $0.1 million for the three months ended September 30, 2019 compared to 2018, primarily due to a $0.5 million increase in AVOD distribution revenue, offset by a $0.4 decrease in internet streaming revenue.

Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, internet streaming, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience.

Television and short-form video production revenue

Our television and short-form video production revenue decreased by $2.2 million for the three months ended September 30, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series episodes.

For the three months ended September 30, 2019, the majority of our revenue recognized was related to licensing seasons 1-3 of our original episodic series, Hidden Heroes. For the three months ended September 30, 2018, the majority of our revenue recognized was related to the original short form video production of Going From Broke and the original episodic and short-form video production of Vacation Rental Potential season two.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$181,079	1%	$707,750	11%	$(526,671)	(74)%
Film library amortization (non-cash)	1,214,610	7%	1,033,983	16%	180,627	17%
Revenue share and partner fees	7,427,012	44%	—	0%	7,427,012	* %
Distribution and platform costs	4,791,947	29%	729,403	11%	4,062,544	557%
Total cost of revenue	$13,614,648	81%	$2,471,136	38%	$11,143,512	451%
Gross profit	$3,176,046		$4,025,648		$(849,602)	(21)%
Gross profit margin	19%		62%		(43)%	(69)%

*Not meaningful

Our cost of revenue increased by $11.1 million for the three months ended September 30, 2019 compared to 2018. This increase was primarily due to  a $7.4 million and $4.1 million increase in revenue share and partner fees and distribution and platform costs, respectively.  Both increases were primarily related to the increased revenues as result of the Crackle Plus Joint Venture.

Cost of revenue includes amortization of programming costs for our television and short-form videos, non-cash amortization of our film library and platform costs associated with AVOD and SVOD networks. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Crackle Plus, Popcornflix, Pivotshare, and other VOD platforms.

Platform costs are related to the various expenses incurred by the company to support and maintain the AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs. For the three months ended September 30, 2019, the cost of revenue included film library amortization and distribution costs related to various films distributed during the period.

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

For the three months ended September 30, 2019, the cost of revenue included amortization of programming costs related to our original production Hidden Heroes and licensed content. To the extent the episodes generated revenue, that revenue was recognized in the period. For the three months ended September 30, 2018, cost of revenue was driven by the production of episodes for our series Vacation Rental Potential season one and Being Dad.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$6,371,870	38%	$2,324,632	36%	$4,047,238	174%
Amortization	4,695,522	28%	149,596	2%	4,545,926	3,039%
Management and license fees	1,676,303	10%	647,603	10%	1,028,700	159%
Total operating expenses	$12,743,695	76%	$3,121,831	48%	$9,621,864	308%

Our total operating expenses were 76% of net revenue for the three months ended September 30, 2019 compared to 48% in the same period in 2018 and increased in absolute dollars by $9.6 million. This increase was primarily due to increased selling, general and administrative expenses, increased management and license fee as a result of an $10.3 million increase in revenue and amortization expense driven by acquired intangibles resulting from the formation of the Crackle Plus Joint Venture and the acquisition of Pivotshare.

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	September 30,		Change
	2019	2018	Period over Period
Payroll, benefits and commissions	$3,975,039	$806,020	$3,169,019	393%
Share-based compensation	303,205	243,599	59,606	24%
Outside professional services	374,105	245,024	129,081	53%
Public company costs and expenses	91,991	113,460	(21,469)	(19)%
Bad debt expense	467,335	21,061	446,274	2,119%
Other costs and expenses	1,160,195	895,467	264,728	30%
	$6,371,870	$2,324,631	$4,047,239	174%

Our selling, general and administrative expenses increased by $4.0 million for the three months ended September 30, 2019 compared to 2018. This increase is primarily due to a $3.2 million in payroll, benefits and commissions expense, a $0.4 million increase in bad debt expense and the combined residual of other overhead costs and expenses, respectively.

Our payroll, benefits and commission expense increased by $3.2 million for the three months ended September 30, 2019 compared to 2018. This increase is primarily due to an increase in headcount as a result of the Crackle Plus Joint Venture.

Bad debt expense increased $0.4 million due to reserving an accounts receivable balance from one customer not making its payment terms.

Other costs and expenses increased by $0.3 million for the three months ended September 30, 2019 compared to 2018. This increase is primarily related to corporate overhead expenses as a result of the Company’s year over year growth.

Outside professional services increased by $0.1 million in the three months ended September 30, 2019 compared to 2018. This resulted from the timing of costs related to professional services provided.

Share-based compensation increased $0.1 million for the three months ended September 30, 2019 compared to 2018, see note 8 for further detail.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total net revenue reported for the three months ended September 30, 2019 and 2018. See note 15 for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the three month periods ended September 30, 2019 and 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan.

The following table presents cash based and non-cash based interest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Cash Based:
Commercial Loan	$175,465	$111,686
	175,465	111,686
Non-Cash Based:
Amortization of deferred financing costs	20,416	21,435
Amortization of deferred financing costs	20,416	21,435
	$195,881	$133,121

We incurred interest expense on our Commercial Loan for the three months ended September 30, 2019. Financing costs incurred to establish the Commercial Loan are also amortized to interest over its term for the three months ended September 30, 2019.

On August 22, 2019 the company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a loan in the original principal amount of $16,000,000. The combined commercial loan bears interest at 5.75%, see note 13 for further detail.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended September 30, 2019 and 2018.

Temporary timing differences consist primarily of net programming costs being deductible for tax purposes in the period incurred under Internal Revenue Code Section 181(pre-2018) and Section 168(k) (post-2017) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. The Company also amortized, under Section 197 of the Internal Revenue Code, certain intangible assets acquired in business combinations, with such amortization either not reported in the consolidated financial statements or reported at different amounts. Additionally, acquisition related costs that were expensed for financial reporting purposes are not immediately deductible for tax purposes but are amortized over 15 years under Section 197.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

The following table presents revenue line items for the nine months ended September 30, 2019 and 2018 and for the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Revenue:
Online networks	$25,128,001	81%	$3,339,901	22%	$21,788,100	652%
Television and film distribution	6,058,862	20%	7,785,427	51%	(1,726,565)	(22)%
Television and short-form video production	596,252	2%	4,720,094	31%	(4,123,842)	(87)%
Total revenue	31,783,115	103%	15,845,422	104%	15,937,693	101%
Less: returns and allowances	(828,785)	(3)%	(553,294)	(4)%	(275,491)	50%
Net revenue	$30,954,330	100%	$15,292,128	100%	$15,662,202	102%

Our net revenue increased by $15.7 million for the nine months ended September 30, 2019 compared to 2018. This increase in net revenue was primarily due to an $21.8 million increase in online networks revenue as a result of the Crackle Plus Joint Venture which was offset by distribution and production revenue decreases, as further described below.

Online network revenue

Our online networks revenue increased by $21.8 million for the nine months ended September 30, 2019 compared to 2018. The increase of $21.8 million was primarily due to the Crackle Plus Joint Venture formed on May 14, 2019.

In October 2019, Sony Interactive Entertainment (“SIE”) announced that it was ceasing operations of its PlayStation Vue platform as of January 30, 2020.  We place a significant portion of our advertising impressions on the PlayStation Vue platform.  There can be no assurance that we will successfully redirect or retain all of the advertising impressions currently placed on PlayStation Vue.

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

Television and film distribution revenue

Our television and film distribution revenue decreased by $1.7 million for the nine months ended September 30, 2019 compared to 2018, primarily due to a $1.2 million decrease in video and theatrical distribution, $0.8 million decrease in internet streaming, $0.5 decrease in syndication barter and a $0.3 million decrease in two other distribution revenue streams, offset by a $1.1 million increase AVOD and TVOD distribution revenue. The nine months ended September 30, 2018 was a particularly stronger year due to specific titles which generated greater viewer acceptance than those distributed in the current year. We continue to invest in content and distribution relationships which we believe will generate sustainable revenues in the future domestically and internationally and look forward to seeing those benefits as the year progresses. As our business continues to grow and evolve, we look forward to increasing our distribution revenues through the newly formed Crackle Plus platform.

Television and film distribution revenue derived from Screen Media, consists of revenue recognized from license sales in all media including theatrical, home video, pay-per-view, free, cable and pay television, internet streaming, VOD and new digital media platforms worldwide. Revenues from digital distribution and VOD platforms are recorded when revenue is reported by their respective platforms. Sales of DVD units are generally recorded upon their shipment to customers and provision for future returns and other allowances are established based upon historical experience.

Television and short-form video production revenue

Our television and short-form video production revenue decreased by $4.1 million for the nine months ended September 30, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series episodes.

In the nine months ended September 30, 2019, the majority of our revenue was recognized relating to our original episodic production of Animal Tales season one and licensing revenue related to Hidden Heroes seasons 1-3. For the nine months ended September 30, 2018, revenue was recognized relating to our Chicken Soup for the Soul original episodic productions, Hidden Heroes,  Vacation Rental Potential Seasons one and two, and Going from Broke short-form video production.

For episodic and short-form video production, revenue is recognized as each episode or short-form video becomes available for delivery or becomes available for broadcast.

Cost of Revenue

The following table presents cost of revenue line items for the nine months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$451,050	1%	$1,558,251	10%	$(1,107,201)	(71)%
Film library amortization (non-cash)	3,475,471	11%	3,656,515	24%	(181,044)	(5)%
Revenue share and partner fees	11,417,776	37%	—	—%	11,417,776	*
Distribution and platform costs	8,224,446	27%	2,183,341	14%	6,041,105	277%
Total cost of revenue	$23,568,743	76%	$7,398,107	48%	$16,170,636	219%
Gross profit	$7,385,587		$7,894,021
Gross profit margin	24%		52%

*Not meaningful

Our cost of revenue increased by $16.2 million for the nine months ended September 30, 2019 compared to 2018. This increase was primarily due to  a $11.4 million and $6.0 million increase in revenue share and partner fees and distribution and platform costs, respectively.  Both increases were primarily related to the increased revenues as result of the Crackle Plus Joint Venture.

Cost of revenue includes amortization of programming costs for our television and short-form videos, non-cash amortization of our film library and platform costs associated with AVOD and SVOD networks. The amortization is recognized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. It also includes direct expenses to distribute film and video on our owned and operated Crackle Plus, Popcornflix, Pivotshare, and other VOD platforms.

We initially capitalize our programming costs incurred to produce and develop our long-form and short-form video content. We capitalize all direct production and financing costs, capitalized interest, when applicable, and production overhead. We also capitalize the cost of acquiring film distribution rights, related film acquisition costs and accrued participation costs. For the nine months ended September 30, 2019, the cost of revenue included film library amortization and distribution costs related to various films distributed during the period.

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

For the nine months ended September 30, 2019, the cost of revenue included amortization of programming cost related to our original production Animal Tales season one and licensed content. To the extent the episodes generated revenue, that revenue was recognized in the period. For the nine months ended September 30, 2018, cost of revenue was driven by the production of episodes for our series Vacation Rental Potential season one and Being Dad.

Operating Expenses

The following table presents operating expense line items for the nine months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$13,894,351	45%	$7,467,654	49%	$6,426,697	86%
Amortization	5,631,136	18%	197,751	1%	5,433,385	2,748%
Management and license fees	3,091,093	10%	1,512,687	10%	1,578,406	104%
Total operating expenses	$22,616,580	73%	$9,178,092	60%	$13,438,488	146%

Our total operating expenses were 73% of net revenue for the nine months ended September 30, 2019 compared to 60% in the same period in 2018 and increased in absolute dollars by $13.4 million. This increase was primarily due to increased selling, general and administrative expenses, increased management and license fee as a result of a $15.7 million increase in revenue and amortization expense driven by acquired intangibles resulting from the formation of the Crackle Plus Joint Venture.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2019 and 2018 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended
	September 30,		Change
	2019	2018	Period over Period
Payroll, benefits and commissions	$8,309,948	$3,281,167	$5,028,781	153%
Share-based compensation	794,149	736,792	57,357	8%
Outside professional services	1,116,116	1,205,726	(89,610)	(7)%
Public company costs and expenses	243,240	267,173	(23,933)	(9)%
Bad debt expense	412,458	161,212	251,246	156%
Other costs and expenses	3,018,440	1,815,584	1,202,856	66%
	$13,894,351	$7,467,654	$6,426,697	86%

Our selling, general and administrative expenses increased by $6.4 million for the nine months ended September 30, 2019 compared to 2018. This increase is primarily due to a $5.0 million in payroll, benefits and commissions expense, a $1.2 million increase in other costs and expenses, a $0.3 million increase in bad debt expense, offset by the combined residual of other overhead expenses.

Our payroll, benefits and commission expense increased by $5.0 million for the nine months ended September 30, 2019 compared to 2018. This increase is primarily due to an increase in headcount as a result of the Crackle Plus Joint Venture.

Other costs and expenses increased by $1.2 million for the nine months ended September 30, 2019 compared to 2018. This increase is primarily related to corporate overhead expenses as a result of the Company’s increase in headcount and overall year over year growth.

Bad debt expense increased $0.3 million primarily due to reserving an accounts receivable balance from one customer in which the company expects to collect.

Outside professional services decreased by $0.1 million in the nine months ended September 30, 2019 compared to 2018. This resulted from the timing of costs related to professional services provided.

Share-based compensation increased $0.1 million for the nine months ended September 30, 2019 compared to 2018, see note 8 for further detail.

Management and License Fees

We incurred management and license fees to CSS equal to 10% of total net revenue reported for the nine months ended September 30, 2019 and 2018. See note 15 for further discussion relating to the management services agreement and the license agreement. We believe that the terms and conditions of these agreements are more favorable to us than any similar agreements we could have negotiated with independent third parties.

Interest Expense

For the nine month periods ended September 30, 2019 and 2018, our interest expense was comprised primarily of cash interest paid on the Commercial Loan and a revolving credit line with an entity controlled by our chief executive officer (“Credit Facility”) prior to its repayment, respectively.

The following table presents cash based and non-cash based interest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Cash Based:
Commercial Loan	$411,300	$185,947
Revolving line of credit - related party	—	30,267
	411,300	216,214
Non-Cash Based:
Amortization of deferred financing costs	72,063	35,725
	72,063	35,725
	$483,363	$251,939

We incurred interest expense on our Commercial Loan for the nine months ended September 30, 2019. Financing costs incurred to establish the Commercial Loan are also amortized to interest expense over its term for the nine months ended September 30, 2019.

On August 22, 2019 the Company’s outstanding $5.0 million term loan and $3.5 million line of credit were consolidated and combined into a loan in the original principal amount of $16.0 million. The consolidated commercial loan bears interest at 5.75%, see note 13 for further detail.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of:

•	Charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible for the nine months ended September 30, 2019 and 2018.
•	Amortization of pre-acquisition film library costs for Screen Media Ventures for the nine months ended September 30, 2019 and 2018.
•	Taxable gain from the transfer of certain assets in connection with the Crackle Plus business combination.

Temporary timing differences consist primarily of net programming costs being deductible for tax purposes in the period incurred under Internal Revenue Code Section 181(pre-2018) and Section 168(k) (post-2017) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. The Company also amortized, under Section 197 of the Internal Revenue Code, certain intangible assets acquired in business combinations, with such amortization either not reported in the consolidated financial statements or reported at different amounts. Additionally, acquisition related costs that were expensed for financial reporting purposes are not immediately deductible for tax purposes but are amortized over 15 years under Section 197.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by from our financing activities and borrowings under our Commercial Loan. As of September 30, 2019, we had cash and cash equivalents of $6.2 million. Our total debt principal outstanding was $16.0 million as of September 30, 2019.

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

Preferred Stock Offering

For the nine months ended September 30, 2019, the Company completed the sale of an aggregate of 680,505 shares of its Series A Preferred Stock at an offering price of $25.00 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $15.5 million. The Company intends to use the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through September 2019. Total dividends paid from January through the date of this report were approximately $2.7 million.

Cash Flows

Our cash and cash equivalents balance was $6.2 million as of September 30, 2019 and $7.2 million as of December 31,

2018. Cash flow information for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,		Change in
	2019	2018	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(16,368,899)	$(4,620,052)	$(11,748,847)	254%
Investing activities	(5,796,629)	831,587	(6,628,216)	(797)%
Financing activities	21,158,734	13,876,592	7,282,142	52%
Net (decrease) increase in cash and cash equivalents	$(1,006,794)	$10,088,127	$(11,094,921)	(110)%

Operating Activities

Net cash used in operating activities was $16.4 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in cash used in operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily was due to a $12.9 million increase in net loss adjusted for the exclusion of non-cash expenses, offset by approximately a $1.1 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash expenses was approximately $7.9 million for the nine months ended September 30, 2019 as compared to net income adjusted for the exclusion of non-cash of  $5.0 million for the nine months ended September 30, 2018. The decrease was primarily due to acquisition related expenses, increases in selling, general and administrative expenses due to the growth and transformation of the business and an increase in interest expense.

The effect of changes in operating assets and liabilities was a decrease of $8.5 million for the nine months ended September 30, 2019 compared to an decrease of $9.7 million for the nine months ended September 30, 2018. The most significant drivers contributing to this decrease relate to the following:

•

Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable, net of the allowance for doubtful accounts, increased $16.1 million during the nine months ended September 30, 2019 as compared to a increase of $1.4 million during the nine months ended September 30, 2019.

•

Changes in film library primarily due to increased investment in our distribution line of business.  Film library increased $10.1 million for the nine months ended September 30, 2019 compared to a $6.1 million increase for the nine months ended September 30, 2018.

•

Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of accruals. Accounts payable and accrued expenses increased $17.8 million during the nine months ended September 30, 2019 compared to $0.6 million during nine months ended September 30, 2018.

Investing Activities

For the nine months ended in 2019 and 2018, our investing activities required a net use of cash totaling $5.8 million and net provided cash totaling $0.8 million, respectively. This resulted primarily from an increase in our due to / from affiliated companies’ balance driven by our parent company’s central cash management system.

Financing Activities

For the nine months ended in 2019, our financing activities provided net cash totaling $21.2 million. This resulted primarily from proceeds from the sale of our preferred stock of $17.0 million. Such proceeds were primarily offset by the payment of stock issuance costs of $1.5 million and the payment of dividends to preferred stockholders of $2.3 million.

For the nine months ended in 2018, our financing activities provided net cash totaling $13.9 million primarily consisting of proceeds from the commercial loan and the preferred stock offering, offset by dividends paid to preferred shareholders.

Anticipated Cash Requirements

We believe that cash flow from operations, cash on hand, and the monetization of trade accounts receivable, together with equity and debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements for the foreseeable future.  We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness.  If we are required to access financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders.  There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or  on terms that are commercially reasonable to our company.  If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2018.

Recent Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note 4 “Recent Accounting Pronouncements”.

JOBS Act

We are an emerging growth company, as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10‑Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10‑Q have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of business, from time-to-time, the Company may become subject to claims in legal proceedings. In addition to creating its own content and using its own technologies, the Company distributes third party content and utilizes third party technology, which could further expose the Company to claims arising from actions of such third parties (for which the Company would seek indemnification that may or may not be available under the terms governing the Company’s relationships with such third parties). Legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Helios Streaming LLC and Idea Hub Inc. has filed complaints against numerous companies in the video on demand industry, including Sony, Vudu and us, alleging patent infringement.  We believe that the complaint is without merit and will take all necessary action in our defense.

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10‑K for the year ended December 31, 2018.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2 – Unregistered Sales of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10‑Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description

10.1

Amendment to Management Services Agreement * (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019)

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 14, 2019	(Principal Executive Officer)