Form 10-K
period 2019-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2020-03-30
CIK 1679063

Director*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001‑38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855‑398‑0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, $.0001 par value per share	CSSE	Nasdaq Global Market

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ◻  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ◻ No ☒

As of June 28, 2019, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $31.4 million.

The number of shares of Common Stock outstanding as of March 30,  2020 totaled 11,999,623 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	4,185,685
Class B common stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2020 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10‑K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; seasonality; liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; future regulatory changes; pricing changes; the impact of, and the company's response to new accounting standards; action by competitors; user growth; partnerships; user viewing patterns; payment of future dividends; obtaining additional capital, including use of the debt market; future obligations; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; tax expense; recognition of unrecognized tax benefits; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated.    We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Annual Report and the documents we have filed as exhibits to this Annual Report completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

•	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;

•	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;

•	“CSS Holdings” means Chicken Soup for the Soul Holdings, LLC the parent company of CSS and our ultimate parent company;

•	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;

•	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE;

•	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE;

•	“Crackle Plus” means Crackle Plus, LLC, a company formed by CSSE and CPE Holdings, Inc. (an affiliate of Sony Pictures Television Inc.); and

•	“Landmark Studio Group” means Landmark Studio Group a majority owned subsidiary of CSSE.

ITEM 1. Business

Overview

Chicken Soup for the Soul Entertainment, Inc. (Nasdaq:CSSE) operates streaming video-on-demand networks (“VOD”). The company owns a majority stake in Crackle Plus, a company formed with Sony Pictures Television (“SPT”), which owns and operates a variety of ad-supported and subscription-based VOD networks including Crackle, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. Our company also acquires and distributes video content through its Screen Media subsidiary and produces long and short-form original content through subsidiaries and outside partnerships. The content acquired or produced by our company is sometimes used exclusively on our networks and is generally also sold to others with the goal of providing our networks access to original and exclusive AVOD content at a lower cost and to generate additional revenue and operating cash flow for our company.

Our majority-owned Crackle Plus subsidiary was formed in partnership with SPT in May 2019. Crackle Plus is one of the largest, independent advertising-supported online video-on-demand (“AVOD”) network groups in the United States, with viewers streaming an average of approximately 30 million programs per month. The popular network, Crackle®, is the largest Crackle Plus network and a top performer on the industry-leading Roku platform. Our VOD networks deliver popular and original new content covering a wide range of themes, including family, kids and faith, as well as proven genres, such as horror and comedy.  We are differentiated among other VOD network operators by our ability to generate original content cost-effectively and by our access to more than 49,000 hours of programming.  Our Screen Media subsidiary has one of the largest independently owned television and film libraries in the industry and provides content to the Crackle Plus networks and third-party networks. Our VOD networks also feature original content produced through our subsidiaries, Landmark Studio Group and APlus.com. Our exclusive, perpetual, sublicensable and worldwide license, to create and distribute video content under the Chicken Soup for the Soul® brand (the “Brand”) also allows us to create new Brand-focused AVOD channels, which we expect to do in the future.

We believe CSSE is the only independent AVOD network operator with the proven capability to create and distribute original programming and access to an extensive amount of valuable company-owned and third-party library content.  We believe this differentiation is important at a time of a major shift in consumer viewing habits, as the growth in both availability and quality of high-speed broadband enables consumers to consume video content at any time on any device.

According to industry projections, the global market for AVOD network revenue is expected to increase at a compound annual growth rate of 21% between 2018 and 2024, reaching $56 billion by the end of the period.  At the same time, advertising spending on linear television networks is expected to decline as more viewers transition from pay television subscriptions to online video viewing.  We believe AVOD networks will grow rapidly as consumers seek affordable programming alternatives to multiple SVOD offerings.

In this environment, our strategy is to build a leading VOD network featuring a range of mass-appeal and thematic programming options.  We are executing on this strategy in three ways:

•

Increase content. Our “originals and exclusives” focus, supported by our distribution and production business, is designed to distinguish our network brands among viewers.  We are able to add to our existing broad base of content without the significant capital outlay of a traditional television or film studio by producing new originals at low cost through creative partnerships, such as our award-winning 2019 series Going from Broke. Through Screen Media, we are also acquiring the rights to additional exclusive content. Finally, we are expanding our production capacity through partnerships, the formation of our majority owned subsidiary Landmark Studio Group and acquiring additional content libraries, such as our recent acquisition of the Foresight Unlimited film library.

•

Grow and retain audience while adding new networks.  Our goal is to utilize our increasing, exclusive access to quality programming to grow and retain viewers on our existing networks.  As we grow our content libraries, we are also continuously evaluating opportunities to create new thematic networks that feature certain genres and other types of programming that can deliver more targeted advertising opportunities to marketers such as a Chicken Soup for the Soul network for families.  Finally, we are also actively evaluating opportunities to acquire additional AVOD networks that can accelerate our path to scale.

•

Build our advertising sales capability.  As we grow our stable of networks, we are investing in integration of advertising platform technology stacks and the growth of our sales force.  As our advertising sales capability matures, we believe we will be positioned to increase both overall advertising sales and ad insertion rates.

Since our inception in January 2015, our business has grown rapidly. For the full year 2019, our net revenue was $55.3 million, as compared to the full year 2018 net revenue of $26.9 million. This increase was primarily due to the revenue impact of adding the Crackle network to our business in May 2019. We had net losses of approximately $35.0 million in 2019, as compared to net losses of $2.0 million in 2018. Our 2019 Adjusted EBITDA was approximately, $6.0 million, as compared to 2018 Adjusted EBITDA of $10.0 million.

Business

We are a media company operating Crackle Plus, our AVOD and SVOD networks group, supported by our distribution and production capabilities. Our goal is to grow our network platform organically and through consolidation to establish a leading AVOD business positioned to capture ad revenue as that revenue increasingly moves from linear TV to online video.

Our three main areas of operation for 2019 were:

Online VOD Networks. In this operations area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as connected TVs, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD Crackle Plus networks. We also distribute our own and third-party owned content to consumers across various digital platforms through our SVOD network, Pivotshare.

Our acquisition of Screen Media in 2017 marked our entry into the direct-to-consumer online VOD market through Popcornflix, which has an extensive footprint with apps that have been downloaded more than 27 million times.

Popcornflix is one of the largest AVOD services. Under the Popcornflix brand, we operate a series of direct-to consumer advertising supported channels. As a “free-to-consumer” digital streaming channel, Popcornflix is an extremely popular online video platform that can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic internet connected televisions, among others. Popcornflix is currently available in 61 countries, including the United States, United Kingdom, Canada, Australia, Germany, France, and Singapore, with additional territories to be added.

In October 2018, we completed the acquisition of the assets of Truli Media Corp., which operates a nascent global family-friendly and faith-based online video channel (“Truli”). Truli’s content fits strategically in our thematic network plans and includes film, television, music videos, sports, comedy, and educational material.

In May 2019, we launched a new streaming video subsidiary known as Crackle Plus, through which we operate VOD networks including, Crackle and Popcornflix. Viewers are able to watch premium video content, such as films and TV shows on our networks. The networks are accessible through various internet connected digital devices such as mobile, tablet, smart TV and console. The networks primarily earn revenue from advertisements placed on the platform through direct and reseller channels. Our entry into subscription-based VOD was initiated by our acquisition of the Pivotshare VOD platform in August 2018. All of our VOD acquisitions are currently in our Crackle Plus subsidiary.  As a result, Crackle Plus, is one of the largest AVOD companies in the United States as well as a targeted SVOD network provider.  Within Crackle Plus we have been primarily focused on growing our AVOD networks and may turn more attention to our SVOD opportunities in the future.

Television and Film Distribution. In this operations area, we distribute movies and television series worldwide , through our Screen Media subsidiary, to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

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

We have expanded our international distribution capabilities in connection with the acquisition of the Foresight library. We have also expanded our international digital distribution through agreements with iTunes, Sony PlayStation, Xbox, among others.

Screen Media’s distribution capabilities across all media give us the ability to monetize various rights to our produced and co-produced television series and films directly, including our content produced through Landmark Studio Group. The cost savings from Screen Media’s distribution capabilities enhance our revenue and profits from our produced or co-produced content. Furthermore, Screen Media supports the programming and content needs of our AVOD networks. The ability to monetize film and tv rights through Screen Media gives us the ability to retain exclusive AVOD rights for some of our acquired or produced films or television series on a cost advantaged basis.

Television and Short-Form Video Production. In this operations area, we produce content in two main ways. We work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions thereby meeting commitments to sponsors and provide us with content developed and distributed by A Plus that is complementary to the Brand.

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

As a result of launching Crackle Plus we decided to change our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners. In October 2019, we launched Landmark Studio Group (“Landmark”), our first production co-venture subsidiary. Landmark is a fully integrated entertainment company focused on ownership, development, and production of quality entertainment franchises.

Landmark develops, produces, distributes and owns all the intellectual property (IP) it creates, building a valuable library. The studio will be independent, having the ability to sell its content to any network or platform, while also developing and producing original content for Crackle Plus. Landmark controls all worldwide rights and distributes those rights exclusively through Screen Media.

We plan to enter into other similar co-production arrangements going forward. We will only occasionally produce programming internally. As a result, we plan to combine the activity of this area with our distribution area beginning in 2020.

Competition

We are in a highly competitive business.  The market for streaming entertainment is rapidly changing. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete for viewers and programming with much larger companies which have significant resources and brand recognition, including dominant video on demand providers such as Netflix, HBO GO, Hulu, Amazon Prime Video,  Disney Plus, Fubo TV, Sling TV, and major film and television studios.  We also compete with numerous independent motion picture and television distribution and production companies, television networks, pay television systems and online media platforms for viewers, subscribers, and the services of performing artists, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses.

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

Given such competition, and our stage of development, we emphasize a lower cost structure, risk mitigation, reliance on financial partnerships and innovative financial strategies. We rely on our flexibility and agility as well as the entrepreneurial spirit of our employees, partners and affiliates, in order to provide creative, desirable video content.

Intellectual Property

We are party to the CSS License Agreement (as defined) through which we have been granted the perpetual, exclusive, worldwide license by CSS to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Chicken Soup for the Soul and related names are trademarks owned by CSS. We have the proprietary rights (including copyrights) in all company-produced content. As a result of the acquisitions of Screen Media, Pivotshare, Crackle, and other smaller libraries and companies we now own copyrights or global long-term distribution rights to approximately 49,000 hours of content.

We rely on a combination of copyright, trademark, trade secret laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property, which are described more fully in the section titled “Risk Factors”.

Employees

As of December 31, 2019, we had 85 direct employees. The services of certain personnel, including our chairman and chief executive officer, vice chairman and chief strategy officer, our senior brand advisor and director, and chief financial officer, among others, are provided to us under the CSS Management Agreement. We also utilize many consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment.

Corporate Information

We are a Delaware corporation formed on May 4, 2016. CSS Productions, our predecessor and immediate parent company, was formed in December 2014 by CSS, and initiated operations in January 2015. We were formed to create a discrete entity focused on video content opportunities using the Brand. On May 4, 2016, pursuant to the terms of the contribution agreement among CSS, CSS Productions and the Company (the “CSS Contribution Agreement”), all video content assets (the “Subject Assets”) owned by CSS, CSS Productions and their CSS subsidiaries were transferred to the Company in consideration for its issuance to CSS Productions of 8,600,568 shares of the Company’s Class B common stock. Concurrently with the consummation of the CSS Contribution Agreement, certain rights to receive payments under certain agreements comprising part of the Subject Assets owned by Trema, LLC (“Trema”), a company principally owned and controlled by William J. Rouhana, Jr., the Company’s chairman and chief executive officer, were assigned to the Company under a contribution agreement (the “Trema Contribution Agreement”) in consideration for the Company’s issuance to Trema of 159,432 shares or our Class B common stock. Thereafter, CSS Productions’ operating activities ceased, and the Company continued the business operations of producing and distributing the video content.

Internet Address and Availability of Filings

We maintain a website at www.cssentertainment.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report. The Company makes available, free of charge, on or through its website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Implications of Being an Emerging Growth Company

We are an “emerging growth company”, as defined in the Jumpstart our Business Startups Act (“JOBS Act”), and, for so long as we are an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to:

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

ITEM 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks occurs, our business, reputation, financial condition, results of operations, revenue, and prospects could be seriously harmed. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and prospects.

Risks Related to our Company:

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability.

As of December 31, 2019, we had an accumulated deficit of approximately $32.7 million and for the year ended December 31, 2019, we had a net loss of $34.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and some or all aspects of our business operations may need to be modified or curtailed.

We do not have a long operating history on which to evaluate our company.

Our predecessor, CSS Productions, was formed in December 2014 and we were formed in May 2016 to acquire CSS Productions’ assets in order to create a discrete, focused entity to pursue video content opportunities using the Chicken Soup for the Soul brand. We focused our company in the area of video on demand in 2017 and have a limited history in operating commercial video on demand offerings. A significant portion of our video on demand operations assets was acquired by us from CPE Holdings, Inc in May 2019, and we have only a limited history in controlling and operating such assets. We face all the risks faced by newer companies in the media industry, including significant competition from existing and emerging media producers and distributors, many of which are significantly more established, larger and better financed than our company.

We may not realize the advantages we expect from Crackle Plus

In May 2019, we consummated a contribution agreement with CPE Holdings, Inc. (“CPEH”), pursuant to which we and CPEH contributed certain assets relating to our respective VOD businesses to our newly formed majority owned subsidiary, Crackle Plus.

We may not realize the potential benefits of Crackle Plus as expected. Our inability to successfully integrate and manage Crackle Plus could delay us from pursuing other strategic opportunities, or otherwise adversely affect our business, financial results, and operations.

Our quarterly and annual operating results may fluctuate due to the costs and expenses of acquiring and integrating the Crackle Plus business. We may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

Additionally, CPEH has certain protective voting rights in Crackle Plus. Certain actions require supermajority approval of the board of managers of Crackle Plus, including the managers appointed by CPEH. As a result, our investment in Crackle Plus involves risks that are different from the risks involved in our independent operations. These risks include the possibility that CPEH has economic or business interests or goals that are or become inconsistent with our economic or business interests or goals.

The operating agreement between us and CPEH includes a put arrangement with respect to CPEH’s membership interests in Crackle Plus. At certain times and on the terms specified in the operating agreement, CPEH has a put right to cause us to purchase all such membership interests. We may pay the purchase price for CPEH’s membership interests in cash or in shares of our Series A Preferred Stock, at our option. If we are required to purchase CPEH’s membership interests, we could choose to make significant cash payment, or the price of our Series A Preferred Stock held by our other preferred stockholders may be adversely affected.

All our tangible and intangible property is pledged to secure existing indebtedness.

All of our tangible and intangible property, including accounts receivable and intellectual property, is pledged under a first priority security interest to secure our repayment obligations under indebtedness owed to Patriot Bank, N.A. under our Commercial Loan, as described under “Management’s Discussion and Analysis of Operating and Financial Condition – Liquidity and Capital Resources - “Commercial Loan.” In the event the holder of such indebtedness takes action with respect to our assets in connection with any default under the Commercial Loan, we may not be able to continue our operations.

If our efforts to attract and retain VOD viewers are not successful, our business may be adversely affected.

Our success depends in part on attracting viewers, retaining them on our VOD service and ultimately monetizing our VOD services and content offerings. As such, we are seeking to expand our viewer base and increase the number of hours that are streamed across our platforms to create additional revenue opportunities. To attract and retain viewers, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our viewers access to the content they enjoy on terms that they accept. Effective monetization may require us to continue to update the features and functionality of our VOD offerings for viewers and advertisers.

Our ability to attract viewers will depend in part on our ability to effectively market our services, as well as provide a quality experience for selecting and viewing TV series and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors as compared to our service will determine our ability to attract and retain viewers. Competitors include other streaming entertainment providers, including those that provide AVOD and SVOD offerings, and other direct-to-consumer video distributors and more broadly other sources of entertainment that our viewers could choose in their moments of free time. If consumers do not perceive our service offerings to be of value, including if we introduce new or adjust existing features or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain consumers. In addition, many of our consumers originate from word-of-mouth advertising from existing viewers. If we do not grow as expected, we may not be able to adjust our expenditures or increase our revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing viewers and attracting new viewers, our business may be adversely affected.

Changes in competitive offerings for entertainment video could adversely impact our business.

The market for entertainment video is also subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, and ad-supported models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from content suppliers and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business may be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

Our long-term results of operations are difficult to predict and depend on the commercial success of our VOD platforms as well as successful monetization of our video content in other ways and the continued strength of the Chicken Soup for the Soul brand.

Video streaming is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our VOD platforms and content offerings are subject to a high degree of uncertainty. We believe that the continued growth of streaming as an entertainment alternative will depend on the availability and growth of cost-effective broadband internet access, the quality of broadband content delivery, the quality and reliability of new devices and technology, the cost for viewers relative to other sources of content, as well as the quality and breadth of content that is delivered across streaming platforms. These technologies, products and content offerings continue to emerge and evolve. In addition, many advertisers continue to devote a substantial portion of their advertising budgets to traditional advertising, such as linear TV, radio and print. The future growth of our business depends on the growth of digital advertising, and on advertisers increasing their spend on such advertising. We cannot be certain that they will do so. If advertisers do not perceive meaningful benefits of digital advertising, the market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

In addition, monetization of content that we produce and acquire from sources other than our AVOD network is an essential element of our strategy.  Our ability in the long-term to obtain sponsorships, licensing arrangements, co-productions and tax credits and to distribute our original programming and acquired video content will depend, in part, upon the commercial success of the content that we initially produce and distribute and, in part, on the continued strength of the Chicken Soup for the Soul brand.  We cannot ensure that we will produce, acquire, and distribute successful content.  The continued strength of the brand will be affected in large part by the operations of CSS and its other business operations, none of which we control. CSS utilizes the brand through its other subsidiaries for various commercial purposes, including the sale of books (including educational curriculum products), pet foods and other consumer products. Negative publicity relating to CSS or its other subsidiaries or the brand, or any diminution in the perception of the brand could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We cannot assure you that we will manage the production and distribution of all of our video content successfully, that all or any portion of our video content will be met with critical acclaim or will be embraced by audiences on a one-time or repeated basis, or that the strength of the Chicken Soup for the Soul brand will not diminish over time.

We may not be successful in our efforts to further monetize our VOD services

Our AVOD platforms generate revenue primarily from digital advertising and audience development campaigns that run across our streaming platform and from content distribution services. Our ability to deliver more relevant advertisements to our viewers and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Viewers may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements.  While we have experienced, and expect to continue to experience, growth in our revenue from advertising, our efforts to monetize our streaming platform through the distribution of AVOD content are still developing and our advertising revenue may not grow as we expect. This means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to viewers. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

In addition, with the recent spread of the coronavirus throughout the United States and the rest of the world, companies advertising plans and amounts available for advertising may be significantly restricted or discontinued which could also impact our ability to monetize our AVOD platform.

Our reliance on third parties for content, production and distribution could limit our control over the quality of the finished video content.

We currently have limited production capabilities and are reliant on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce video content on a cost-efficient basis, and our reliance on such third parties could lessen the control we have over the projects. Should the third-party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. Further, we cannot be assured of entering into favorable agreements with such third-party producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects.

A  limited number of content publishers account for a significant portion of the hours streamed on our Crackle Plus and other streaming platforms.  If, for any reason, our relationships with these publishers worsen, our streaming hours, active viewers, and advertising revenue may be adversely affected, and our business may be harmed.  As of year-end 2019 Sony provides slightly over 50% of the content on our Crackle Plus network.  If for any reason Sony did not provide such content in the future the business could be adversely affected.

An integral part of our strategy is to initially minimize our production, content acquisition and distribution costs by utilizing funding sources provided by others, however, such sources may not be readily available.

The production acquisition and distribution of video content can require a significant amount of capital. As part of our strategy, we seek to fund the production, content acquisition, and distribution of our video content through co-productions, tax credits, upfront fees from sponsors, licensors, broadcasters, cable and satellite outlets and other producers and distributors, as well as through other initiatives. Such funding from the aforementioned sources or other sources may not be available on attractive terms or at all, as and when we need such funding. To the extent we are not able to secure agreements of this sort, we may need to curtail the amount of video content being produced or acquired by us or use our operating or other funds to pay for such video content, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Due to the effect of the coronavirus, the interest and ability of sponsors to enter into and invest in co-production agreements may not be attractive or considered at this time.

As we grow, we may seek to fund and produce more of our video content directly, subjecting us to significant additional risks.

Our current strategy of funding the production, acquisition, and distribution of our video content through the payment of upfront fees by third parties may limit the backend return to us. If we should determine to use our own funds to produce, acquire, and distribute more of our video content in order to capture greater backend returns, we would face significant additional risks, such as the need to internally advance funds ahead of revenue generation and cost recoupment and the need to divert some of our resources and efforts away from other operations. In order to reduce these risks, we may determine to raise additional equity or incur additional indebtedness. In such event, our stockholders and our company will be subjected to the risks associated with issuing more of our shares or increasing our debt obligations.

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

Our certificate of incorporation includes a provision stating that we renounce any interest or expectancy in any business opportunities that are presented to us or our officers, directors or stockholders or affiliates thereof, including but not limited to CSS Productions and its affiliates (collectively, the “CSS Companies”), except as may be set forth in any written agreement between us and any of the CSS Companies (such as the CSS License Agreement under which CSS has agreed that all video content operations shall be conducted only through CSS Entertainment). This provision also states that, to the fullest extent permitted by Delaware law, our officers, directors and employees shall not be liable to us or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any activities of any of the CSS Companies. As a result of these provisions, there may be conflicts of interest among us and our officers, directors, stockholders or their affiliates, including the CSS Companies, relating to business opportunities, and we have waived our right to monetary damages in the event of any such conflict.

We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits.

We are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Affiliate Resources and Obligations — CSS Management Agreement”, “CSS License Agreement” and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. Accordingly, in the aggregate, 10% of our net revenue will be paid to our affiliates on a continuous basis and will not be otherwise available to us.

If a project we are producing incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves.

If a production we are funding incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot be certain that any required financing will be available to us on commercially reasonable terms or at all, or that we will be able to recoup the costs of overruns. Increased costs incurred with respect to a project may result in the production not being ready for release at the intended time, which could cause a decline in the commercial performance of the project. Budget overruns could also prevent a project from being completed or released at all.

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

We will not always control the timing and way in which our licensed distributors distribute our video content offerings. However, their decisions regarding the timing of release and promotional support are important in determining our success. Any decision by those distributors not to distribute or promote our video content or to promote our competitors’ video content to a greater extent than they promote our content could adversely affect our business, financial condition, operating results, liquidity and prospects.

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

In addition to our websites, we use third-party applications, websites, and social media platforms to promote our video content offerings and engage consumers, as well as monitor and collect certain information about consumers. There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information. The United States is seeing the adoption of state-level laws governing individual privacy. This includes the California Consumer Protection Act (“CCPA”). Many foreign countries have adopted similar laws governing individual privacy, such as the recent adoption of the EU’s General Data Protection Regulation (“GDPR”) and some of which are more restrictive than similar United States laws. If our online activities were to violate any applicable current or future laws and regulations that limit our ability to collect, transfer, and use data, we could be subject to litigation from both private rights of action, class action lawsuits, and regulatory actions, including fines and other penalties. Internationally, we may become subject to evolving, additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

If government regulations relating to the internet or other areas of our business change, we may need to alter the way we conduct our business or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the way we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us such as recent adoption of the EU’s GDPR. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our operations.

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

We do not own the Chicken Soup for the Soul brand or any other Chicken Soup for the Soul-related assets (including books), other than those assets transferred to us under the CSS Contribution Agreement. The Brand is licensed to us by CSS under the terms of the CSS License Agreement. CSS controls the Brand, and the continued integrity and strength of the Chicken Soup for the Soul brand will depend in large part on the efforts and businesses of CSS and how the brand is used, promoted and protected by CSS, which will be outside of the immediate control of our company. Although the license granted to us under the CSS License Agreement is perpetual, there are certain circumstances in which it may be terminated by CSS, including our breach of the CSS License Agreement.

We may not be able to realize the entire book value of goodwill and other intangible assets from the formation of Crackle Plus and other acquisitions.

As of December 31, 2019, we have $21.4 million of goodwill and $47.6 million of net intangible assets, primarily related to the formation of Crackle Plus and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

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

Certain information relating to our customers, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third parties that do business with us or facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of customer preferences to enhance our customer service and for billing, marketing, and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding. Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our customers and market our properties and services.

The occurrence of natural or man-made disasters could result in declines in business that could adversely affect our financial condition, results of operations and cash flows.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events (such as the recent pandemic spread of the novel corona virus known as COVID-19 virus, duration and full effects of which ae still uncertain), as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. A natural or man-made disaster also could disrupt the operations of our partners and counterparties or result in increased prices for the products and services they provide to us.

Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.

The global and national impact of COVID-19 could be immense and the length of the pandemic and its ultimate economic and human toll cannot yet be determined.  There is significant uncertainty relating to the potential impact of COVID-19 on our business. COVID-19 could cause increases in the viewership of our advertising-based VODs as consumers stay home more and look for cost-efficient sources of entertainment.  Conversely, viewership could be drawn away from our VOD offerings as people address larger concerns in their lives or spend more of their viewing time watching news sources or if we begin to experience any unexpected broadband outages or other issues that adversely affect viewers’ ability to gain access to the platform from time to time.  While our employees currently have the ability and are encouraged to work remotely, such measures may have a substantial impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations.  The global spread of COVID-19 also has created significant volatility and uncertainty in financial markets. If such volatility and uncertainty persist, and we need to access additional banking sources or other sources of financing or capital, we may be unable to do so on terms that are acceptable to us, or at all. Additionally, in response to the pandemic, governments and the private sector have taken (and may take additional) drastic measures to contain the spread of the coronavirus, any of which could ultimately hamper the economy generally or business specifically.

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

Our certificate of incorporation authorizes the issuance of up to 70 million shares of Class A common stock, par value $.0001 per share, 20 million shares of Class B common stock, par value $.0001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share, of which 4,300,000 shares have been designated 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A preferred stock”). As of the date of this Annual Report, we have 65,814,315 authorized but unissued shares of our Class A common stock remaining available for issuance, 12,186,062 authorized but unissued shares of our Class B common stock remaining available for issuance and 8,400,998 authorized but unissued shares of our preferred stock remaining available for issuance immediately after the offering. We also may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any acquisition or business combination in the future.

Additionally, under the terms of the Contribution Agreement, we issued to CPEH warrants to purchase an aggregate of 4 million shares of our Class A common stock, and we may be required to issue to up to 200,000 shares of Series A preferred stock as reimbursement for expenses in connection with the creation of the joint venture and up to an aggregate of 1,600,000 shares of Series A preferred stock in the event that Crackle elects to exchange Crackle’s membership interest in the joint venture in 12 to 18 months.

Our outstanding warrants may have an adverse effect on the market price of our common stock.

We have outstanding Class W warrants to purchase an aggregate of 678,822 shares of Class A common stock, Class Z warrants to purchase an aggregate of 130,618 shares of Class A common stock, and we issued warrants to CPEH to purchase an aggregate of 4,000,000 shares of Class A common stock. The sale, or even the possibility of sale, of warrants or the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. Furthermore, we might issue warrants or other securities convertible or exchangeable for shares of common stock in the future in order to raise funds or to effect acquisitions or business combinations. If and to the extent our warrants are exercised, or we issue additional securities to raise funds or consummate any acquisition or business combination, you may experience dilution to your holdings.

We currently do not plan to pay any dividends on our common stock.

The payment of cash dividends on our common stock in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition, our obligation to pay dividends on our Series A preferred stock, as well as the limitations on dividends and distributions that exist under our lending agreement, the laws and regulations of the State of Delaware and will be within the discretion of our board of directors. As a result, any gain you may realize on our common stock (including shares of common stock obtained upon exercise of our warrants) may result solely from the appreciation of such shares.

We may not be able to pay dividends on the Series A preferred stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends.

Our Commercial Loan with Patriot Bank, N.A. requires us to maintain a minimum debt service coverage ratio. Related to this obligation, the Commercial Loan contains a negative covenant that restricts our ability to make dividend payments and other distributions and payments to stockholders and certain other people if such payments, distributions or expenditures would result in an event of default under the Commercial Loan or any other indebtedness, or would exceed our net earnings in excess of its debt service obligations. In particular, the Commercial Loan requires us to maintain a minimum debt service coverage ratio of 1.25 to 1.0.  In the event we do not meet the covenant in any period we have a 90 day cure period.  The Company was in compliance with this covenant as of December 31, 2019 and 2018, respectively.

We must adhere to prescribed legal requirements and have sufficient cash in order to be able to pay dividends on our Series A preferred stock.

In accordance with Section 170 of the Delaware General Corporation Law, we may only declare and pay cash dividends on the Series A preferred stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A preferred stock. Our ability to pay dividends may be impaired if any of the risks described herein actually occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A preferred stock.   As of December 31, 2019, our outstanding obligation is $324,757. For the period ending December 31, 2019, our scheduled dividend payments totaled $3,304,947.

If our securities become subject to the SEC’s penny stock rules, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities become subject to the “penny stock” rules promulgated under the Exchange Act our securities could be adversely affected. Typically, securities trading under a market price of $5.00 per share and that do not meet certain exceptions, such as national market listing or annual revenue criteria, are subject to the penny stock rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

The Series A preferred stock ranks junior to all our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A preferred stock only after all our indebtedness and other liabilities have been paid. The rights of holders of the Series A preferred stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A preferred stock. Also, the Series A preferred stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A preferred stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A preferred stock. As of the date of this Annual Report, our total liabilities (excluding contingent consideration) equaled approximately $76.6 million, including approximately $15 million owed under our Commercial Loan and $5 million owed under our Revolving Credit Facility. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A preferred stock then outstanding.

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

Under the Certificate of Designations of our Series A preferred stock, we are allowed to issue shares of other series of preferred stock that rank above the Series A preferred stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs, only with the approval of the holders of at least 66.67% of the outstanding Series A preferred stock. Additionally, agreements that we have entered into with CPE Holdings, Inc. limit our ability to issue shares of other series of preferred stock that rank above the Series A preferred stock as to payments, distributions, or rights on liquidation, and we are not permitted to issue any shares of Series A preferred stock at a per share price below the stated value of the Series A preferred stock, which is $25.00 per share. However, we are allowed to issue additional shares of Series A preferred stock and/or additional series of preferred stock that would rank equally to the Series A preferred stock as to dividend payments and rights upon our liquidation or winding up of our affairs without first obtaining the approval of the holders of our Series A preferred stock or obtaining the approval of CPE Holdings, Inc. The issuance of additional shares of Series A preferred stock and/or additional series of preferred stock could have the effect of reducing the amounts available to the Series A preferred stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A preferred stock if we do not have sufficient funds to pay dividends on all Series A preferred stock outstanding and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A preferred stock and our Class A common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A preferred stock.

One of the factors that will influence the price of the Series A preferred stock is the dividend yield on the Series A preferred stock (as a percentage of the market price of the Series A preferred stock) relative to market interest rates. Increases in market interest rates may lead prospective purchasers of the Series A preferred stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A preferred stock to materially decrease.

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

Commencing on June 27, 2023, we may, at our option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a change of control prior to June 27, 2023, we may, at our option, redeem the Series A preferred stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Series A preferred stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A preferred stock. If we redeem the Series A preferred stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A preferred stock, the shares of Series A preferred stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We are party to the CSS Management Agreement under which the Company receives from CSS and affiliate companies’ various integral operational services, including accounting, legal, marketing, management, data access and back office systems, and requires CSS to provide office space and equipment usage in the Company’s headquarters. See Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Affiliate Resources and Obligations – CSS Management Agreement”.

CSS’ headquarters are located in an approximately 6,000 square foot leased facility in Cos Cob, Connecticut, the usage of which is provided to the Company under the terms of the CSS Management Agreement. The CSS headquarters lease expires in 2024. In addition, the Company leases office space of approximately 8,500 square feet in New York City, New York, under a lease that expires in 2020.

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

Holders

We had approximately 43 holders of record of Class A common stock as of March 30, 2020. This does not reflect persons or entities that hold our Class A common stock in nominee or “street” name through various brokerage firms. We had 2 holders of record of Class B common stock as of March 30,  2020, including Chicken Soup for the Soul Productions, LLC (“CSS Productions”), our immediate parent company.

Dividends

Series A Preferred Stock Dividends

We declared monthly cash dividends of $0.2031 per share on its Series A preferred stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared and paid were $3.3 and $3.2 million, respectively, as of December 31, 2019.  The total amount of dividends declared and paid were $1.1 and $0.9 million, respectively, as of December 31, 2018. The total amount of dividends declared and paid January 1, 2020 to March 30, 2020 was approximately $1.0 million.

Common Stock Dividends

We did not pay any dividends on our common stock during the year ended December 31, 2019. Any payment of dividends in the future is within the discretion of our board of directors (subject to the limitation on dividends contained in the Commercial Loan and our obligation to pay dividends on our Series A preferred stock) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

Recent Sales of Unregistered Securities

None.

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

The Company did not repurchase shares of Class A common stock during the year ended December 31, 2019 or through the date of this report.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Developments

Landmark Studio Group Launch

On October 11, 2019, we consummated the creation of our majority owned subsidiary, Landmark Studio Group for the development and production of original scripted content. Landmark Studio Group is governed by the terms of an operating agreement entered into by Landmark Studio Group and the Company, David Ozer, Legend Capital Management, LLC (“Legend”), Kevin Duncan, and Cole Investments VII, LLC (“Cole”), an affiliate of Cole Strategic Partners, each as members of Landmark Studio Group.

In connection with the creation of Landmark Studio Group, (a) Mr. Ozer contributed certain original television series and feature films to Landmark Studio Group in exchange for 21,000 units of common equity (“Common Units”) of Landmark Studio Group, (b) Legend contributed an original television series to Landmark Studio Group in exchange for 2,000 Common Units, (c) our company and its affiliates agreed to provide promotion and distribution support to Landmark Studio Group pursuant to a distribution agreement which provides for a revolving $5 million minimum guarantee facility (“Landmark Distribution Agreement”), in exchange for 51,000 Common Units, (d) Cole made available to Landmark Studio Group a $5 million revolving credit facility in exchange for 25,000 Common Units, and (e) Mr. Duncan received 1,000 Common Units in consideration for introducing the parties and assisting in the negotiation of the transaction.

We provide management services to Landmark Studio Group, including the services of certain of our officers, office space, back office support, accounting, and financial services support, and technology resources and support for a quarterly fee equal to 5% of the fees that Landmark Studio Group receives during the production of any series, film, or special, including all executive producer fees, producer fees, overhead, and similar fees retained by Landmark Studio Group. We will also arrange sponsorship for Landmark Studio Group’s content and will be entitled to commissions equal to 20% of certain specified revenue generated by such sponsorship.

Our company, as majority owner of the Common Units of Landmark Studio Group, manages the day to day operations of Landmark Studio Group through its officers that are also serving as officers of Landmark Studio Group. Landmark Studio Group maintains a board of five managers, with three managers designated by the Company, one manager designated by Cole, and, so long as Mr. Ozer is employed by Landmark, Mr. Ozer shall be the fifth manager.

Ceased Operations of PlayStation Vue

In October 2019, Sony Interactive Entertainment (“SIE”) announced that it was ceasing operations of its PlayStation Vue platform as of January 30, 2020. In 2019 we placed a significant portion of our advertising impressions on the PlayStation Vue platform at a low margin pursuant to an agreement that predated our takeover of Crackle.  We have signed a number of new agreements allowing us to monetize ad inventory at better margins from third party partners at economically favorable rates but there can be no assurance that we will successfully replace all the advertising impressions currently placed on PlayStation Vue.

Formation of Crackle Plus, LLC

On May 14, 2019, Crackle Plus, was formed, and we launched our new streaming video company. CPEH, and its affiliates, and CSS Entertainment and its subsidiaries, each contributed assets to establish Crackle Plus. CPEH’s and its affiliates’ contributions included its U.S. and Canadian assets including the rights to exploit the Crackle brand in those territories, its monthly active viewers and its ad rep business. Sony Pictures Television (“SPT”) and Crackle Plus also entered into a license agreement for rights to popular TV series and movies from the Sony Pictures Entertainment library, including Crackle’s original content library. In addition, New Media Services, a wholly-owned subsidiary of Sony Electronics Inc., contracted to provide the technology back-end services for Crackle Plus. CSS Entertainment’s contributions to Crackle Plus included the rights to six owned and operated AVOD networks (Popcornflix, Truli, Popcornflix Kids, Popcornflix Comedy, Frightpix, and Espanolflix) and subscription video-on-demand (SVOD) platform Pivotshare.

We own a majority interest and CPEH owns a minority interest in Crackle Plus. Additionally, we issued to CPEH five-year warrants to purchase up to 4,000,000 shares of our Class A common stock at various prices.

We believe that Crackle Plus is one of the largest providers of free AVOD services in the United States. Crackle Plus has approximately 30 million monthly viewer streams on its owned and operated networks with an audience of millions more served through its advertising representation network. Crackle Plus has 26 million registered viewers. Crackle Plus is highly competitive in the growing VOD space with over 100 VOD networks and more than 90 content partnerships.

Overview

We operate streaming video-on-demand networks (VOD). The company owns a majority stake in Crackle Plus, a company formed with Sony Pictures Television, which owns and operates a variety of ad-supported and subscription-based VOD networks including Crackle, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. The company also acquires and distributes video content through its Screen Media subsidiary and produces long and short-form original content through subsidiaries and outside partnerships. The content acquired or produced by the Company is sometimes used exclusively on the Company’s networks and is generally also sold to others with the goal of providing our networks access to original and exclusive AVOD content at a lower cost and to generate additional revenue and operating cash flow for the Company.

Our 3 main areas of operation for 2019 were:

•

Online Networks: In this operations area, we distribute and exhibit VOD content through Crackle Plus directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks. We also distribute our own and third-party owned content to end viewers across various digital platforms through our SVOD network. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and subscription revenue from consumers.

•

Television and Film Distribution: In this operations area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films.

•

Television and Short-Form Video Production: In this operations area, we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provide us with content developed and distributed by A Plus that is complementary to the Brand.  As a result of launching Crackle Plus we decided to change our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners.    In October 2019, we launched Landmark Studio Group (“Landmark”), our first production co-venture subsidiary.    We plan to enter into other similar co-production arrangements going forward. We will only occasionally produce programming internally. As a result, we plan to combine the activity of this area with our distribution area beginning in 2020.

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

Reporting Segment

We operate in one reportable segment, the production, distribution and exhibition of TV and film content for sale to others and for use on our owned and operated video on demand platforms.  We have a presence in over 56 countries and territories worldwide and intend to continue to sell our video content internationally.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may distribute rights to certain films which result in increased revenues and expenses during the period of distribution and revenues from our AVOD networks vary from period to period and will generally be higher in the second half of each year.

Financial Results of Operations:

Revenue

The following table presents net revenue line items for the years ended December 31, 2019 and 2018 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Revenue:
Online networks	$40,027,289	72%	$4,411,427	16%	$35,615,862	807%
Television and film distribution	15,967,507	29%	13,188,560	49%	2,778,947	21%
Television and short-form video production	610,356	1%	10,152,020	38%	(9,541,664)	(94)%
Total revenue	56,605,152	102%	27,752,007	103%	28,853,145	104%
Less: returns and allowances	(1,241,246)	(2)%	(892,488)	(3)%	(348,758)	39%
Net revenue	$55,363,906	100%	$26,859,519	100%	$28,504,387	106%

Our net revenue increased by $28.5 million for the year ended December 31, 2019 compared to 2018.  This increase in net revenue was primarily due to the $35.6 million increase in Online Networks revenue as a result of the Crackle Plus acquisition and $2.8 million increase in Film Distribution revenues resulting from an increase in international revenues, offset by decreased production revenues.  2019 has been a transformative year for our Company led by the launch of our new streaming video on demand service Crackle Plus which amalgamated each of our video on demand platforms.  This strategic shift in our business has made us one of the largest providers of free AVOD service in the United States and shifted our business focus. As a result, we decided to focus on our online networks and television and distribution areas and we reduced the number of television and short-form productions we launched in 2019 thereby decreasing revenue in that area.

Online network revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on our seven advertising-supported video on demand (AVOD) networks including Crackle,  Popcornflix® and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form Crackle Plus.

Our online networks revenue increased by $35.6 million for the year ended December 31, 2019 compared to 2018. The increase of $35.6 million was primarily due to the acquisition of the Crackle network which accounted for 94% of our online networks revenues, driven by the delivery of advertisements during the viewing of films and programs on our platform.

Television and film distribution revenue

Our television and film distribution revenues are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable television, video on demand (VOD) and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).

Television and film distribution revenue increased by $2.8 million for the year ended December 31, 2019 compared to 2018, primarily due to a $3.2 million increase in international distribution revenue and a $1.7 million increase in AVOD distribution revenue, offset by a $1.0 million decrease in video and theatrical revenue, a $0.7 million decrease in syndication revenues and a $0.4 million cumulative decrease in various other distribution revenue streams.  We continue to acquire new film and television series, invest in premium content libraries and grow our distribution business.  In the current year, we’ve broadened our reach increasing our revenues internationally and on AVOD platforms (including Crackle Plus).

Television and short-form video production revenue

Historically our television and short-form video production revenue was derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.  In 2019 we shifted our strategy to focus on our online networks business.  In connection with this change we decided to decrease in-house production and increase our work with outside production entities to facilitate the productions of content that we could make available to an online network on an advantageous basis.

Our television and short-form video production revenue decreased by $9.5 million for the year ended December 31, 2019 compared to 2018, primarily due to the number of episodes that became available for delivery or became available for broadcast during the respective periods and licensing revenue earned on previously produced series.

The majority of this revenue in 2019 related to the completed production of four episodes of our original episodic series Animal Tales season one and licensing revenue related to Hidden Heroes seasons 1, 2 and 3. For the year ended December 31, 2018, the majority of our revenue recognized related to the original productions of Going From Broke, Vacation Rental Potential season one and two and six episodes of Animal Tales season one.

Cost of Revenue

Our cost of revenue for our online networks includes the various expenses incurred by the Company to support and maintain our AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs. Also included in cost of revenue are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”), license fees payable to third parties for content exhibited on our networks and the related amortization associated with programming rights and film library costs.

Cost of revenue for our television and film distribution includes distribution costs for television series and films and amortization of film library costs.

We record cost of revenue for our production and content acquisitions based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or content acquisition.

The following table presents cost of revenue line items for the years ended December 31, 2019 and 2018 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$710,689	1%	$2,752,446	10%	$(2,041,757)	(74)%
Film library amortization	10,182,166	18%	6,459,431	24%	3,722,735	58%
Revenue share and partner fees	17,202,481	31%	—	—%	17,202,481	*
Distribution and platform costs	12,328,214	22%	3,133,713	12%	9,194,501	293%
Total cost of revenue	$40,423,550	72%	$12,345,590	46%	$28,077,960	227%
Gross profit	$14,940,356		$14,513,929
Gross profit margin	27%		54%

*Not meaningful

Our cost of revenue increased by $28.1 million for the year ended December 31, 2019 compared to 2018.  This increase was primarily due to our overall increase in revenue resulting from Crackle Plus.  $17.2 million of the increase related to content revenue share and partner fees.  $9.2 million of the increase related to distribution and platform costs.

Operating Expenses

The following table presents operating expense line items for the years ended December 31, 2019 and 2018 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2019	revenue	2018	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$22,242,032	40%	$10,745,235	40%	$11,496,797	107%
Amortization	13,293,279	24%	326,988	1%	12,966,291	3,965%
Management and license fees	5,536,390	10%	2,666,907	10%	2,869,483	108%
Total operating expenses	$41,071,701	74%	$13,739,130	51%	$27,332,571	199%

Our total operating expenses were 74% of net revenue for the year ended December 31, 2019 compared to 51% in the same period in 2018 and increased in absolute dollars by $27.3 million. Excluding amortization expense driven by acquired intangibles resulting from the formation of the Crackle Plus Network and the 2018 acquisition of Pivotshare, total operating expenses were 50% of net revenue for the year ended December 31, 2019 and 2018, respectively.

The following table presents selling, general and administrative expense line items for the years ended December 31, 2019 and 2018 and the year-over-year dollar and percentage changes for those line items:

	Year Ended
	December 31,		Change
	2019	2018	Period over Period
Payroll, benefits and commissions	$12,680,626	$4,629,115	$8,051,511	174%
Share-based compensation	1,061,926	953,688	108,238	11%
Outside professional services	1,569,715	2,529,630	(959,915)	(38)%
Public company costs and expenses	366,378	421,791	(55,413)	(13)%
Bad debt expense	1,428,453	329,544	1,098,909	333%
Other costs and expenses	5,134,934	1,881,467	3,253,467	173%
	$22,242,032	$10,745,235	$11,496,797	107%

Our selling, general and administrative expenses include salaries and benefits, non-cash share-based compensation, public and investor relations fees, outside director fees, professional fees and other overhead. A portion of selling, general and administrative expenses are covered by our management agreement with CSS, as noted below. Our selling, general and administrative expenses increased by $11.5 million for the year ended December 31, 2019 compared to 2018. This increase is primarily due to a $8.1 million increase in payroll, benefits and commissions expense, which is primarily due to a headcount increase of approximately 113% compared to 2018, a $3.3 million increase in other costs and expenses, which is primarily related to marketing, travel and entertainment and other expenses incurred as a result of Crackle Plus and a $1.1 million increase in bad debt expense primarily due to reserving certain aged customer balances, offset by a $1.0 million decrease in outside professional services.

Share-based compensation increased $0.1 million for the year ended December 31, 2019 compared to 2018 due to additional stock option grants awarded in 2019.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the year ended December 31, 2019 and 2018. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the year ended December 31, 2019 and 2018.

Interest Expense

For the year ended December 31, 2019 and 2018,  our interest expense was comprised primarily of interest paid on the Commercial Loan and a revolving line of credit with an entity controlled by our chief executive officer, respectively.

The following table presents cash-based and non-cash-based interest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Cash Based:
Commercial Loan	$638,617	$300,607
Revolving credit facility	90,000	—
Revolving line of credit - related party	—	30,268
	728,617	330,875
Non-Cash Based:
Amortization of deferred financing costs	82,400	57,161
	82,400	57,161
	$811,017	$388,036

Interest expense increased $0.4 million for the year ended December 31, 2019 compared to 2018. The increase is primarily due to amending the commercial loan on August 22, 2019, pursuant to which our existing commercial loan of $5.0 million and line of credit of $3.5 million were consolidated and combined into a term loan of $16.0 million, bearing an interest rate of 5.75%.

Acquisition Related Costs

For the years ended December 31, 2019 and 2018 aggregate transaction-related costs, including legal, accounting and investment advisory fees totaled $4.0 and  $0.4 million, respectively. The $3.6 million increase in acquisition expenses is primarily related to professional service costs incurred in the formation of Crackle Plus.

Provision from Income Taxes

The Company’s benefit from, or provision for income taxes, consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

For the years ended December 31, 2019 and 2018, we reported income tax expenses of approximately $0.6 million and income tax expense of approximately $0.9 million, respectively, consisting of federal and state taxes currently payable and deferred. The effective tax rate for the years ended December 31, 2019 and 2018 was 3% and 510%, respectively. The effective rate for the year ended December 31, 2018 was significantly impacted by temporary differences as described below.

Temporary timing differences consist primarily of net programming costs for released USA produced shows being deductible for tax purposes in the period incurred (under Internal Revenue Code Section 168(k)) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. Additionally, the Company amortized, for tax purposes, intangible assets under Section 197 of the Internal Revenue Code, the amounts of which differ substantially from charges on related assets that are either not amortized in the consolidated financial statements or amortized at different rates.

Affiliate Resources and Obligations

CSS License Agreement

We have a trademark and intellectual property license agreement with CSS, which we refer to as the ‘‘CSS License Agreement.’’ Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books.

We pay CSS an incremental recurring license fee equal to 4% of our net revenue for each calendar quarter, and a marketing fee of 1% of our net revenue

For the years ended December 31, 2019 and 2018, we recorded $2.8 million and $1.3 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

We have a management services agreement, ‘‘CSS Management Agreement’’, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage.    On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates.

For the years ended December 31, 2019 and 2018, we recorded $2.8 million and $1.3 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the year ended December 31, 2019 and 2018, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments.  We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements.

We define Adjusted EBITDA as consolidated operating income adjusted to exclude interest, taxes, depreciation, amortization (including tangible and intangible assets), acquisition-related costs, consulting fees related to acquisitions, dividend payments, non-cash share-based compensation expense, and adjustments for other unusual and infrequent in nature identified charges. Adjusted EBITDA is not an earnings measure recognized by US GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;

•	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;

•

Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;

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

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2019	2018

Net loss available to common stockholders, as reported	$(34,976,816)	$(1,957,882)
Preferred dividends	3,304,947	1,112,910
Provision for income taxes	585,000	874,000
Other Taxes	460,205	—
Interest expense, net of interest income(a)	770,826	348,978
Film library amortization, included in cost of revenue(b)	10,683,227	6,459,431
Share-based compensation expense(c)	1,061,926	953,688
Acquisition-related costs and other one-time consulting fees(d)	3,968,289	666,793
Reserve for bad debt and video returns	2,669,699	646,289
Amortization	13,293,279	326,988
Loss on extinguishment on debt(e)	350,691	—
Transitional Expenses(f)	3,505,855	—
All other nonrecurring costs	276,400	589,679
Adjusted EBITDA	$5,953,528	$10,020,874

(a).	Includes non-cash amortization of deferred financing costs of $82,400 and $57,161 for the years ended December 31, 2019 and 2018, respectively.

(b).

Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired licensed program obligations.

(c).

Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees and non-employee directors.

(d).	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.

(e).	Represents loss on extinguishment of debt that consists primarily of write‑offs of unamortized deferred financing costs.

(f).

Represents transitional acquisition related expenses primarily associated with the Crackle Plus business combination and our Company strategic shift related to our production business.  Costs include primarily non-recurring payroll and related expenses and redundant non-recurring technology costs incurred to transition the acquired business.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities.  As of December 31, 2019, we had cash and cash equivalents of $6.4 million.    Our total commercial loan principal outstanding was $15.2 million as of December 31, 2019.  In addition, the Company has an outstanding revolving credit facility in the amount of $5.0 million as of December 31, 2019.

Preferred Stock Offering

During the year ended December 31, 2019, the Company completed the sale of an aggregate of 680,505 shares of its Series A Preferred Stock at an offering price of $25.00 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $15.5 million.  The Company used the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through December 2019. Total dividends paid and declared during the year ended December 31, 2019 were $3.2 million and $3.3 million, respectively.

Commercial Loan

On August 22, 2019, the Company and Screen Media, as co-borrowers, and certain of its and their direct and indirect subsidiaries as guarantors, entered into an amended and restated loan and security agreement (“Amended and Restated Loan Agreement”) with Patriot Bank N.A. as lender. Under the Amended and Restated Loan Agreement, the Company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the original principal amount of $16,000,000 (the “Commercial Loan”). The Commercial Loan is evidenced by a consolidated, amended and restated term promissory note. Pursuant to the Amended and Restated Loan Agreement, at closing the Company paid to Patriot Bank an aggregate of approximately $178,000, representing (i) a commitment fee of $85,000, (ii) a payment of approximately $25,555 of interest due on the Loan for the 9 days of the month of August 2019, and (iii) fees of Patriot Bank’s counsel.

Subject to the terms of the Note, the Commercial Loan bears interest, payable monthly in arrears, at a fixed rate of 5.75% per annum. The outstanding principal amount of the Commercial Loan is repayable in consecutive monthly installments in equal amounts of $266,667, plus interest, commencing on October 1, 2019 and continuing on the same date of each subsequent month thereafter during the term of the Commercial Loan. The Commercial Loan matures on September 1, 2024.

Revolving Credit Facility

On October 11, 2019, the Company consummated the creation of the majority owned subsidiary Landmark Studio Group. Through and in connection with the created subsidiary, Landmark Studio Group, the Company entered into the Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments VII, LLC. The Revolving Credit Facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum.  The outstanding principal is repayable in full on October 10, 2022, the maturity date.  At the option of the lender, the loan is repayable in cash or additional equity in the subsidiary.  The loan is not collateralized by any assets of the Company except for the agreed upon security interest in the Landmark subsidiary.

Cash Flows

Our cash and cash equivalents balance was $6.4 million and $7.2 million as of December 31, 2019 and 2018, respectively.

Cash flow information for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,		Change in
	2019	2018	Dollars	Percentage
Cash provided by (used in):
Operating activities	$(18,698,763)	$(7,760,712)	$(10,938,051)	141%
Investing activities	(6,428,996)	(4,149,871)	(2,279,125)	55%
Financing activities	24,373,403	16,939,356	7,434,047	44%
Net (decrease) increase in cash and cash equivalents	$(754,356)	$5,028,773	$(5,783,129)	(115)%

Operating Activities

Net cash used in operating activities was $18.7 million and $7.8 million for the years ended December 31, 2019 and 2018, respectively. The increase of $10.9 million in cash used in operating activities for the year ended December 31, 2019 compared to 2018 was primarily due to a $14.4 million increase in net loss adjusted for the exclusion of non-cash expenses, offset by approximately a $3.4 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash expenses was approximately $3.5 million for the year ended December 31, 2019 compared to net income adjusted for the exclusion of non-cash expenses of $10.9 million for the year ended December 31, 2018. The decrease was primarily due to acquisition related expenses, selling, general and administrative expenses due to the growth and transformation of the business, increase in the management and license fee and an increase in interest expense.

The deferred tax asset decreased $0.5 million for year ended December 31, 2019 compared to a decrease of $0.4 million for the year ended December 31, 2018, see note 13 to our consolidated financial statements for further detail.

The effect of changes in operating assets and liabilities was a decrease of $15.7 million for the year ended December 31, 2019 compared to a decrease of $19.1 million for the year ended December 31, 2018. The most significant drivers contributing to this decrease relate to the following:

•	Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable increased $24.5 million during the year ended December 31, 2019 as compared to an increase of $6.0 million during the year ended December 31, 2018.

•	Changes in film library primarily due to increased investment in our distribution line of business. Film library increased $18.1 million for the year ended December 31, 2019 compared to a $9.1 million increase for the year ended December 31, 2018.

•	Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of accruals. Accounts payable and accrued expenses increased $24.2 million during the year ended December 31, 2019 compared to $3.4 million during year ended December 31, 2018, this increase was largely driven by non-recurring acquisition related costs driven by our growth and M&A activity.

Investing Activities

For the year ended December 31, 2019 and 2018, our investing activities required a net use of cash totaling $6.4 million and $4.1 million, respectively. This resulted primarily from an increase in our due-from affiliated companies’ balance driven by our parent company’s central cash management system which from time to time funds are transferred to fulfill joint business needs and liquidity requirements settled on an ongoing basis.  Settlements fluctuate period over period due to timing of liquidity needs.

Financing Activities

For the year ended December 31, 2019, our financing activities provided net cash totaling $24.4 million. This resulted primarily from proceeds from the sale of our preferred stock of $17.0 million, proceeds of $8.7 million related to the commercial loan and proceeds of $5.0 million related to the revolving credit facility. Such proceeds were offset by the scheduled dividends payments to preferred stockholders in the amount of $3.3 million, payment of stock issuance costs of $1.5 million and scheduled debt principal payments of $1.5 million.

For the year ended December 31, 2018, our financing activities provided net cash totaling $16.9 million primarily consisting of proceeds from the commercial loan and the preferred stock offering, offset by dividends paid to preferred stockholders.

Anticipated Cash Requirements

We believe that cash flow from operations, cash on hand, and the monetization of trade accounts receivable, together with equity and debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements for the foreseeable future. We monitor our cash flow liquidity, availability, capital base,

operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness. If we are required to access debt or equity financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders. There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our company. If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Report and should be read in conjunction with the audited consolidated financial statements and accompanying notes included herein. There have been no significant changes in our critical accounting policies, judgments and estimates since December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of , the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of , and the results of their operations and their cash flows for each of the two years in the period ended , in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenfield and Company, PLLC

We have served as Chicken Soup for the Soul Entertainment, Inc.’s auditor since 2017.

New York, New York

March 27, 2020

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$6,447,402	$6,451,758
Restricted cash	—	750,000
Accounts receivable, net	34,661,119	12,841,099
Prepaid expenses	861,190	218,736
Inventory, net	312,033	262,068
Goodwill	21,448,106	2,537,079
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	35,451,951	2,971,637
Film library, net	33,250,149	25,338,502
Due from affiliated companies	7,642,432	1,213,436
Programming costs, net	14,459,271	12,790,489
Program rights, net	654,303	—
Deferred tax asset, net	—	452,000
Other assets, net	313,585	356,221
Total assets	$167,665,484	$78,346,968

LIABILITIES AND EQUITY
Current maturities of commercial loan	$3,200,000	$1,000,000
Commercial loan and revolving line of credit, net of unamortized deferred finance cost of $189,525 and $334,554, respectively	11,810,475	6,582,113
Notes payable under revolving credit facility	5,000,000	—
Accounts payable and accrued expenses	26,646,390	5,078,805
Ad representation fees payable	12,429,838	—
Film library acquisition obligations	5,020,600	2,715,600
Programming obligations	7,300,861	—
Accrued participation costs	5,066,512	1,539,139
Other liabilities	170,106	414,506
Deferred revenue	—	6,469
Total liabilities	76,644,782	17,336,632
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,599,002 and 918,497 shares issued and outstanding, respectively, redemption value of $39,975,050 and $22,962,425, respectively	160	92
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,259,920 and 4,227,740 shares issued, 4,185,685 and 4,153,505 shares outstanding, respectively	425	421
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 and 7,817,238 shares issued and outstanding, respectively	782	782
Additional paid-in capital	87,610,030	59,360,583
Retained (deficit) earnings	(32,695,629)	2,281,187
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	54,283,039	61,010,336
Subsidiary convertible preferred stock (Note 12)	36,350,000	—
Noncontrolling interests (Note 12)	387,663	—
Total Equity	91,020,702	61,010,336
Total liabilities and equity	$167,665,484	$78,346,968

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Revenue:
Online networks	$40,027,289	$4,411,427
Television and film distribution	15,967,507	13,188,560
Television and short-form video production	610,356	10,152,020
Total revenue	56,605,152	27,752,007
Less: Television & film distribution returns and allowances	(1,241,246)	(892,488)
Net revenue	55,363,906	26,859,519
Cost of revenue	40,423,550	12,345,590
Gross profit	14,940,356	14,513,929
Operating expenses:
Selling, general and administrative	22,242,032	10,745,235
Amortization	13,293,279	326,988
Management and license fees	5,536,390	2,666,907
Total operating expenses	41,071,701	13,739,130
Operating (loss) income	(26,131,345)	774,799
Interest income	(40,191)	(39,058)
Interest expense	811,017	388,036
Loss on extinguishment of debt	350,691	—
Acquisition-related costs	3,968,289	396,793
(Loss) income before income taxes and preferred dividends	(31,221,151)	29,028
Provision for income taxes	585,000	874,000
Net loss before noncontrolling interests and preferred dividends	(31,806,151)	(844,972)
Net loss attributable to noncontrolling interests	(134,282)	—
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(31,671,869)	(844,972)
Less: Preferred dividends	3,304,947	1,112,910
Net loss available to common stockholders	$(34,976,816)	$(1,957,882)
Net loss per common share:
Basic and diluted	$(2.92)	$(0.16)

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	(Deficit)	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Stock	Interests	Total
Balance, December 31, 2017	-	$-	4,096,353	$409	7,863,938	$786	$36,584,575	$9,421,619	$-	$-	$-	$46,007,389
Conversion of Class B shares to Class A shares			46,700	4	(46,700)	(4)						-
Shares issued to directors			10,452	1			96,614					96,615
Share based compensation - stock options							857,073					857,073
Issuance of preferred stock	784,497	79					19,612,346					19,612,425
Preferred Stock Issuance Costs							(1,894,792)					(1,894,792)
Dividends on preferred stock								(6,295,460)				(6,295,460)
Preferred shares issued as part purchase consideration paid for Pivotshare acquisition	134,000	13					3,434,407					3,434,420
Shares issued as part purchase consideration Class A shares paid for Pivotshare acquisition			74,235	7			731,949					731,956
Common Stock Issuance Costs							(61,589)					(61,589)
Purchase of treasury stock									(632,729)			(632,729)
Net loss								(844,972)				(844,972)
Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$—	$—	$61,010,336
Share based compensation - stock options							907,572					907,572
Share based compensation - common stock							87,500					87,500
Issuance of preferred stock	680,505	68					17,012,557					17,012,625
Preferred stock issuance costs							(1,489,706)					(1,489,706)
Stock options exercised			16,666	2			160,159					160,161
Shares issued to directors			6,956	1			25,000					25,001
Employee stock grant			5,258	1			41,854					41,855
Conversion of Class B shares to Class A shares			3,300	—	(3,300)	—						—
Dividends on preferred stock								(3,304,947)				(3,304,947)
Crackle business combination							11,504,511			36,350,000	521,945	48,376,456
Net loss attributable to noncontrolling interest											(134,282)	(134,282)
Net loss								(31,671,869)				(31,671,869)
Balance, December 31, 2019	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702

See accompanying notes to consolidated financial statements

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018
Cash flows from Operating Activities:
Net loss	$(31,806,151)	$(844,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,061,926	953,688
Amortization of programming costs and rights	710,689	2,752,446
Amortization of deferred financing costs	82,400	57,161
Amortization of fixed assets and acquired intangibles	13,293,279	326,986
Amortization of film library	10,182,166	6,459,431
Bad debt and video return expense	2,669,699	1,222,032
Loss on debt extinguishment	350,691	—
Deferred income taxes	452,000	373,000
Changes in operating assets and liabilities:
Trade accounts receivable	(24,489,719)	(5,989,864)
Prepaid expenses and other current assets	(657,778)	133,815
Inventory	(49,965)	106,896
Programming costs and rights	(2,151,669)	(8,267,551)
Film library	(18,093,813)	(9,142,288)
Accounts payable, accrued expenses and other payables	24,165,978	3,366,143
Film library acquisition obligations	2,305,000	2,052,200
Accrued participation costs	3,527,373	(1,081,278)
Other liabilities	(244,400)	269,974
Deferred revenue	(6,469)	(508,531)
Net cash used in operating activities	(18,698,763)	(7,760,712)
Cash flows from Investing Activities:
Payment for business acquisition, net of cash acquired	—	190,587
Increase in due from affiliated companies	(6,428,996)	(4,340,458)
Net cash used in investing activities	(6,428,996)	(4,149,871)

(continued on next page)

Chicken Soup for the Soul Entertainment, Inc

Consolidated Statements of Cash Flows

Cont’d

	Year ended December 31,
	2019	2018
Cash flows from Financing Activities:
Proceeds from revolving credit facility from related party	—	200,000
Repayments of revolving credit facility from related party	—	(1,700,000)
Proceeds from commercial loan	8,665,000	8,500,000
Repayments of commercial loan	(1,466,667)	(583,334)
Proceeds from revolving credit facility	5,000,000	—
Payment of preferred stock issuance costs	(1,489,706)	(1,956,393)
Proceeds from issuance of common stock under equity plans	160,161	—
Payment of deferred financing costs	(203,063)	(391,714)
Proceeds from issuance of Series A preferred stock	17,012,625	19,612,438
Common stock repurchases held in treasury	—	(632,729)
Dividends paid to common stockholders	—	(5,182,549)
Dividends paid to preferred stockholders	(3,304,947)	(926,363)
Net cash provided by financing activities	24,373,403	16,939,356
Net (decrease) increase in cash and cash equivalents	(754,356)	5,028,773
Cash and cash equivalents at beginning of period	7,201,758	2,172,985
Cash and cash equivalents at end of the period	$6,447,402	$7,201,758

Supplemental data:
Interest paid	$605,561	$267,064
Non-cash investing activities:
Noncash investing activities (Crackle Plus business combination)	$51,672,531	$—
Affiliated balances settled as a part of the A Sharp acquisition consideration	—	8,711,109
Fair value of Preferred shares issued as a part of business acquisition - Pivotshare	—	3,434,486
Fair value of Common A shares issued as a part of business acquisition - Pivotshare	—	732,028

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$6,447,402	$6,451,758
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash per statements of cash flows	$6,447,402	$7,201,758

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. (the “Company”) is a Delaware corporation formed on May 4, 2016. We operate video-on-demand networks and are a leading global independent television and film distribution company with one of the largest independently owned television and film libraries.

The Company operates and is managed by the Company CEO Mr. William J. Rouhana, Jr, as one reportable segment, the production and distribution of video content. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of December 31, 2019, we had an accumulated deficit of $32.7 million and for the year ended December 31, 2019, we had a net loss of $35.0 million.  We do not expect to continue to incur net losses at this level in the foreseeable future.  We have evaluated our current financial condition and have determined that the losses incurred in the current year are not indicative of our ongoing operations.  2019 has been a transformative year for our Company led by the launch of our new streaming video on demand service Crackle Plus which amalgamated each of our video on demand platforms.  This strategic shift in our business has made us one of the largest providers of free AVOD services in the United States and shifted our business focus.  With this shift and growth, we realized significant non-recurring acquisition and transitional related expenses to integrate our Crackle Plus Network in the 2019 operating year.  In addition, the Company realized a significant portion of expenses related to non-cash items including intangible amortization expenses related to our acquired business and stock compensation.  These expenses accounted for 64% of our total loss for the fiscal year.  The Company does not expect operating expenses will remain at this level in future periods.

We believe that cash flow from operations, cash on hand, and the monetization of trade accounts receivable, together with equity and debt offerings, if necessary, should be adequate to meet our operational cash and debt service requirements (i.e., principal and interest payments) for the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant estimates include those related to revenue recognition and estimated ultimate revenues, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for income taxes, and amortization of programming and film library costs.  Actual results could differ from those estimates.

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

At December 31, 2019 and 2018, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued participation costs, film library acquisition costs and accrued programming costs, approximated their carrying value due primarily to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are subsequently stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. Estimated losses resulting from uncollectible accounts are reported as bad debt expense in the consolidated statements of income. At December 31, 2019 and 2018, accounts receivable is presented net of allowance for doubtful accounts and video returns of $1,889,147 and $601,500, respectively. Bad debt expense of $1,428,453 and $329,544 was recorded in the consolidated statements of operations for the year ended December 31, 2019 and 2018, respectively. Provision for returns and allowances of $1,241,246 and $892,488 was recorded in the consolidated statements of operations for the year ended December 31, 2019 and 2018, respectively.

Inventory

Inventory consists of DVD films held for resale to wholesale and retail customers. Inventory is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method. When the net realizable value falls below its cost, a provision for write-downs is recorded.

Programming Costs

Programming costs include the unamortized costs of completed, in-process, or in-development long-form and short-form video content produced by the Company. For video content, the Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead.

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

Programming costs are stated at the lower of amortized cost or estimated fair value. The valuation of programming costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a program’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a program. The Company performs an annual impairment analysis for unamortized programming costs. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of programming costs may be required because of changes in management’s future revenue estimates.

Included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2019 and 2018, is amortization of programming costs related to our original productions totaling $209,627 and $2,752,446, respectively. For the years ended December 31, 2019 and 2018, there were no impairment charges recorded.

Film Library

The film library represents the cost of acquiring film distribution rights and related acquisition and accrued participation costs. The film library is amortized using the individual-film-forecast-computation method. The film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of total future, or ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenues. The ultimate revenue time frame is determined based on the term of the acquisition agreement, which in most cases is ten years or more. The Company generally acquires distribution rights covering periods of ten or more years.

Film library costs are stated at the lower of amortized cost or estimated fair value. The valuation of film library costs is reviewed at the film acquisition year level (‘vintage’), when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film vintage ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film. The Company performs an annual impairment analysis for unamortized film library costs. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates.

Included in cost of revenues in the consolidated statements of operations for the years ended December 31, 2019 and 2018 is amortization of film library costs totaling $10,182,166 and $6,459,431, respectively. For the years ended December 31, 2019 and 2018, there was no impairment charge recorded.

Programming rights and obligations

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability upon commencement of the license period. The programming rights are presented at the lower of unamortized cost or estimated

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

net realizable value on a program by program basis and amortized over the license period using the straight-line method beginning with the first month of availability. Programming obligations represent the gross commitment amounts to be paid to program suppliers over the life of the contracts.

Included in the cost of revenues in the consolidated statements of operations for the years ended December 31, 2019 and 2018 were program rights amortization totaling $501,061 and $0, respectively.

Acquisitions, Goodwill & Acquired Intangible Asset

We have made and expect to continue to make selective acquisitions. The valuation of potential acquisitions is based on various factors, including specialized know-how resulting in future synergies, reputation, competitive position and service offerings of the target businesses, as well as our experience and judgment.

The Company accounts for business combinations using the acquisition accounting method, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 805 “Business Combinations,” which requires the determination of the fair value of the net assets acquired including tangible assets, identified intangible assets, liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. The Company continually evaluates its estimates, including the assumptions, risks, and uncertainties inherent in estimates; however, the Company cannot ensure that these estimates will be accurate. If the Company subsequently determines that the estimates are not accurate, it will be required to record an impairment charge. Considering the characteristics of AVOD and film distribution companies, the Company’s acquisitions to date did not have significant amounts of tangible assets, as the principal assets typically acquired are brands and customer relationships. As a result, a substantial portion of the purchase price is allocated to other intangible assets including goodwill where appropriate.

Changes to the original estimates may be required during the life of an asset. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable, and if so, an impairment charge is recorded. As of December 31, 2019 no indicators of impairment have been identified and thus no impairment charge has been recorded.

Goodwill and Acquired Intangible Assets consist of the following,

Video Content License

The Company has been granted a perpetual, exclusive license from CSS to utilize the Brand and related content, for visual exploitation on a worldwide basis pursuant to the CSS License Agreement. In granting the license, CSS required an initial purchase price of $5,000,000, which approximated its costs to CSS, and was paid by the Company during 2016. The Company has recorded the initial purchase price of the license at the estimated cost to CSS.

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

Crackle

The Company recorded goodwill and intangible assets in connection with the formation of Crackle Plus. The customer user base, content rights, brand value and partner agreements are presented net of accumulated amortization and have useful lives between one and seven years.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of December 31st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable.   In performing our annual impairment review, we would first assess qualitative factors to determine whether it is “more likely than not” that the goodwill or indefinite-lived intangible assets are impaired. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as pending litigation. If, after assessing the totality of events or circumstances such as those described above, we determine that it is "more likely than not" that the goodwill or indefinite-lived intangible asset is impaired, then we would be required to determine the fair value and perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, no additional testing is required.

For our 2019 and 2018 annual impairment tests, we performed a qualitative impairment assessment for our assets goodwill and other intangible assets with indefinite lives. For the qualitative analysis we took into consideration all the relevant events and circumstances, including financial performance, macroeconomic conditions and entity-specific factors such as client wins and losses. Based on this assessment, we have concluded that for each of our assets subject to the qualitative assessment, it is not “more likely than not” that their fair value was less than their carrying value; therefore, no additional testing was required.

For the years ended December 31, 2019 and 2018, there was no impairment charge recorded to our goodwill and acquired intangible assets with indefinite lives.

Income Taxes

The Company records income taxes under the asset and liability method in accordance with FASB ASC Section 740. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statements of operations. At December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits or liabilities.

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

Film Library Acquisition Obligations

Film library acquisition obligations represent amounts due in connection with the Company acquiring film distribution rights. Pursuant to the film distribution rights agreements, the Company’s right to distribute films may revert to the licensor if the Company is unable to satisfy its financial obligations with respect to the acquisition of the related distribution rights.

Ad Representation Fees Payable

Included in cost of revenue are fees earned by the Ad Rep Partners.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Related Party Transactions - Due from / to affiliated Companies

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include subsidiaries and affiliates of the Company.  The financial statements and accompanying notes include disclosures of material related party agreements and transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic, 606: Revenue from contracts with customers.

Online Networks

Revenue from AVOD and online digital distribution platforms are recorded and invoiced when monthly activity is reported by advertisers or third-party agencies. The Company earns revenues on a cost per thousand, also called on a cost-per-mille basis (“CPM basis”) as ad impressions are run on the inventory sold to ad agencies and as ad impressions are run on the ad inventory made available to resellers. The Company considers ad agencies and resellers as customers in these transactions and therefore revenue is presented as gross receipts from the agencies and resellers. In addition, advertising representation revenues are fees that the Company earns for selling ad inventory on behalf of third-party over-the-top platforms. The Company earns revenues as placed advertisements are run on the available ad inventory of its Ad Rep Partners. Advertising representation revenues are presented as the gross receipts from advertisers and the amount remitted to the Ad Rep Partners are recorded as cost of sales.

Revenue earned on the distribution of third parties’ streaming content by Pivotshare is reported on a net basis as the Company’s performance obligation is to facilitate a transaction between third party content producers and customers, for which we earn a commission based on revenue share (see Note 5). Revenue from digital online media distribution is included in online networks in the accompanying consolidated statements of operations.

The Company generally invoices customers in arrears on a monthly basis in accordance with the number of advertisements placed or impressions delivered during the month. The Company generally invoices customers when the right to consideration becomes unconditional and the Company has no remaining performance obligations, and as such, the only contract balances the Company recognizes are accounts receivable.

Television and film distribution

The Company licenses and distributes individual and multi-film packages to its customers. Revenue from multi-film sales is allocated on a per title basis and recognized upon initial availability for exploitation by customers. In addition, the Company distributes DVDs and similar media to its customers. The Company recognizes revenue upon shipment of DVD units or similar media units to its customers. Provision for future returns and other allowances are established based upon historical experience. For theatrical releases, revenue is recorded after the theatrical release date and when box office proceeds reports are received. Revenue from the distribution of multi-film packages and DVDs and similar media is included in television and film distribution in the accompanying consolidated statements of operations.

Television and short-form video production

The Company recognizes revenue from the production and distribution of television programs and short-form video content in accordance with FASB ASC 606: Revenue from contracts with customers and ASC 926: Entertainment – Films as amended.  For episodic television programs, revenue is recognized as each episode becomes available for delivery or becomes available for broadcast, and for short-form online videos, revenue is recognized when the videos are posted to a

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

website for viewing. Revenue from the distribution of short-form online media content is included in television and short-form video production revenue in the accompanying consolidated statements of operations.

Cash advances received by the Company are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Share-Based Payments

The Company accounts for share-based payments in accordance with FASB ASC 718: Share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, net of estimated forfeitures. Shares issued for services are based upon current selling prices of the Company’s Class A common stock or independent third-party valuations.

The Company estimates the fair value of share-based instruments using the Black-Scholes option-pricing model. All share-based awards are fulfilled with new shares of Class A common stock. For the years ended December 31, 2019 and 2018, share-based awards were issued to employees, non-employee directors and were recorded at fair value.

Advertising Costs

Generally, advertising costs are expensed as incurred except for the advertising costs associated with the Company’s theatrically released titles.  Total advertising costs related to theatrically released titles for the year ended December 31, 2019 and 2018 were $2,474,099 and $1,281,278, respectively. These costs are capitalized as part of the film library acquisition costs and are amortized as such.

Acquisition-Related Costs

The Company accounts for acquisition related costs in accordance with FASB ASC 805 Business combinations and expenses these costs as incurred. Acquisition-related costs primarily consists of legal, accounting, investment advisory and other consulting fees related to a transaction.

Total acquisition-related costs expensed for the years ending December 31, 2019 and 2018 were $3,968,289 and $396,793, respectively.

.Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding during the period increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants, Class I warrants, Class II warrants, Class III-A warrants, Class III-B warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares.

Client Concentration

For the year ended December 31, 2019, we did not have any customers, which accounted for 10% or more of our total net revenue. For the year ended December 31, 2018, we had one customer, which accounted for 15% of our total net revenue.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2019, the Company had two customers that when combined accounted for 21% of gross accounts receivable. As of December 31, 2018, the Company had two customers that when combined accounted for 46% of gross accounts receivable.

Note 3 – Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2020. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. The Company is currently evaluating the impact of implementation on its disclosures and consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014 09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014 09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014 09 in the first quarter of 2019 and has applied the modified retrospective method. No adjustment was recorded to opening retained earnings given the lack of change to the Company’s accounting for revenue with contracts with customers.

Refer to “Note 5 Revenue Recognition” for details of the impact and required disclosures.

Note 4 – Business Combination

Crackle

The Company consummated the creation of its Crackle Plus subsidiary on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. From May 2020 to October 2020 (“Exercise Period”), CPEH will have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We may elect to pay the put option in cash or through

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

the issuance of Series A Preferred Stock using a price per share of $25. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

As additional consideration to CPEH, the Company issued to CPEH warrants to purchase (a) Eight Hundred Thousand (800,000) shares of the Class A common stock of the Company at an exercise price of $8.13 per share (the “CSSE Class I Warrants”), (b) warrants to purchase One Million Two Hundred Thousand (1,200,000) shares of the Class A common stock of the Company at an exercise price of $9.67 per share, (the “CSSE Class II Warrants”); (c) warrants to purchase Three Hundred Eighty Thousand (380,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-A Warrants”); and (d) warrants to purchase One Million Six Hundred Twenty Thousand (1,620,000) shares of the Class A common stock of the Company at an exercise price of $11.61 per share, (the “CSSE Class III-B Warrants”). All the CSSE Warrants have a five-year term commencing on the closing and are exercisable at any time and from time to time during such term.

The Crackle Plus transaction was accounted for as a purchase of a business in accordance with FASB ASC 805, Business Combinations and the aggregate purchase price consideration of $51,672,531 has been allocated to assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The results are as follows:

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$5,360,667
Prepaid expenses	892,200
Programming Rights	1,155,363
Goodwill	18,911,027
Brand Value	18,807,004
Customer User Base	21,194,641
Content Rights	1,708,270
Partner Agreements	4,005,714
Assets acquired	72,034,886
Accounts payable and accrued expenses	(13,061,494)
Programming Obligations	(7,300,861)
Liabilities assumed	(20,362,355)
Total purchase consideration	$51,672,531

In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected growth rates, and estimated discount rates.

The amount related to other intangible assets represents the estimated fair values of the brand (trademark), customer user base, content rights, and partner agreements. These long-lived assets are being amortized on a straight-line basis over their estimated useful lives of 16-84 months.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the intangible assets acquired that do not qualify for separate recognition. The Company recorded $18.9 million of goodwill in connection with the Crackle Plus transaction.

The fair values of assets acquired, and liabilities assumed were based upon preliminary valuations performed for the preparation of the pro forma financial information and are subject to the final valuations. These estimates and assumptions

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Purchase Price Consideration Allocation:

Fair Value of Crackle Preferred Units	$36,350,000
Fair Value of Warrants in CSSE	10,899,204
Fair Value of Put Option	4,423,327
Total Estimated Purchase Price	$51,672,531

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

The Company’s consolidated statement of operations include gross revenue of approximately $38.5 million, gross profit of $10.9 million and net loss of $12 million, from Crackle’s operations from the date of acquisition on May 15, 2019 through December 31, 2019.

On a combined proforma basis (unaudited), assuming the acquisition of Crackle occurred on January 1, 2018, proforma combined consolidated gross revenue, gross profit, and net (loss)/income for the years ending 2019 and 2018 would have resulted in approximately $79.3 million,  $24.0 million and $(26.5) million and $92.6 million, 44.4 million and $0.2 million, respectively.  Proforma results exclude the effects of non-recurring acquisition related expenses and any future integration costs or savings.  Unaudited proforma combined information is not necessarily indicative of results that would have been achieved had the Company controlled Crackle’s operations during the periods presented or the results that the Company will experience going forward.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

A Plus

Effective December 28, 2018, we completed the acquisition of 100% of the outstanding capital stock of A Sharp Inc. (d/b/a “A Plus”). A Plus is a digital media company that develops and distributes high-quality, empathetic short-form videos and articles to millions of people worldwide, with an emphasis on positive journalism and social change. A Plus was founded by and is chaired by renowned actor and investor, Ashton Kutcher.  Pursuant to the SPA, we acquired all of the outstanding capital stock of A Plus, an affiliate of ours, for an aggregate purchase price of $15 million, which was paid as follows: (a) an aggregate of 350,299 shares of Class A common stock, (b) an offset of $8.7 million to amounts due pursuant to the intercompany cash management system and (c) reduction of approximately $3.3 million of advances owed by A Plus to the Company.

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

The Company accounted for its acquisition of A Plus in accordance with ASC Subtopic 805‑50, “Transactions between entities under common control”. All net assets have been transferred at their carrying amounts at the date of transfer and financial statements of the have been restated to reflect the transaction from the date of common ownership. The consolidated financial statements have been restated as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Thus, the consolidated results of operations for the period comprise those of the previously separate entities combined from the beginning of the earliest period presented. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information as required. All comparative information in prior years have been adjusted for periods during which the entities were under common control.

The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented have been eliminated where applicable.

Pivotshare

Effective August 22, 2018, the Company completed the acquisition of all the outstanding capital stock of Pivotshare for approximately $258,000 in cash, the issuance of 134,000 shares of Series A preferred stock valued at $3.4 million and the issuance of 74,235 shares of Class A common stock valued at $731,957. A portion of the Series A preferred stock and the Class A common stock included in the Purchase Price were held in escrow for noncompete and indemnification obligations of Pivotshare and its stockholders.

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

The acquisition was accounted for as a purchase of a business in accordance with ASC 805 Business Combinations, and the aggregate purchase price consideration of $4.3 million has been allocated to the assets acquired and liabilities assumed, based on management’s analysis and information received from an independent third-party appraisal. The results are as follows:

Purchase price consideration allocated to fair value of net assets acquired:

Accounts receivable, net	$5,239
Other current assets	11,917
Property and equipment, net	7,771
Deferred tax asset	407,000
Other assets	29,138
Intangibles	2,820,410
Goodwill	1,300,319
Assets acquired	4,581,794
Accounts payable and accrued expenses	(98,325)
other current liabilities	(472,693)
Liabilities assumed	(571,018)
Total purchase consideration, less cash acquired	$4,010,776

Purchase Price Consideration Allocation:
Cash consideration	$257,758
Equity consideration - Class A common stock	731,957
Equity consideration - Series A Preferred Stock	3,350,000
Purchase price consideration	4,339,715
Less: cash acquired	(328,939)
Total Estimated Purchase Price	$4,010,776

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

Aggregate acquisition-related costs related to the Purchase, including legal fees, accounting fees and investment advisory fees were approximately $267,305 and were recognized as expenses in the consolidated statements of operations for the year ended December 31, 2018.

Note 5 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include licensing of content and

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

delivery of online advertisements on our owned and operated VOD platforms, the distribution of film content and production of episodic television series. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and do not include any variable consideration or financing components in our normal course of business. Sales tax, value added tax, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The following tables disaggregates our revenue by major operating area (Line of Business):

	Year Ended December 31,
				% of
	2019	% of revenue	2018	revenue
Revenue:
Online networks	$40,027,289	72%	$4,411,427	16%
Television and film distribution	15,967,507	29%	13,188,560	49%
Television and short-form video production	610,356	1%	10,152,020	38%
Total revenue	56,605,152	102%	27,752,007	103%
Less: returns and allowances	(1,241,246)	(2)%	(892,488)	(3)%
Net revenue	$55,363,906	100%	$26,859,519	100%

Online Networks

In this business area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, smart TVs, gaming consoles and the web through our subsidiaries and operate AVOD networks including Crackle, Popcornflix® and others. We generate advertising revenues primarily by delivering video advertisements to our streaming viewers. We also distribute our own and third-party owned content to end viewers on our SVOD network Pivotshare.

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

The Company licenses and distributes individual and multi-film packages to its customers. Revenue from multi-film sales is allocated on a per title basis and recognized upon initial availability for exploitation by customers. In addition, the Company distributes DVDs and similar media to its customers. The Company recognizes revenue upon shipment of DVD units or similar media units to its customers. Provision for future returns and other allowances are established based upon historical experience. Revenue from the distribution of multi-film packages and DVDs and similar media is included in television and film distribution in the accompanying consolidated statements of operations.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

For all customer contracts, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, we report revenue for advertisements placed on CSSE properties, films distributed and show productions on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our publishers is recorded as a cost of revenue). We are the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. We also generate revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where we do not own the content or the ad inventory.

No impairment losses have arisen from any CSSE contracts with customers during year ended December 31, 2019 and 2018, respectively.

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

Contract Assets and Contract Liabilities (Deferred Revenues)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	December 31,	December 31,
	2019	2018
Contract Assets	$34,661,119	$12,841,099
Contract Liabilities	$—	$6,469

Contract assets are primarily comprised of contract obligations that are generally satisfied annually under the terms of our contracts and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily related to cash payments received in advance of satisfaction of the contractual performance obligation. We receive payments from customers based upon contractual billing schedules. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30 or 60 days. The term between invoicing and when payment is due is not significant.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with customers for terms that include minimum guarantees which are contractual obligations for payment over a period of time that may extend past one year at a variable rate of payment – based on sales or collections. These minimum guarantees are generally collectible via royalty payments at an agreed rate which are collected on a monthly basis. Contractual arrangements containing minimum guarantees are evaluated on a contract by contract basis for the need for present value treatment. As of the financial statement no material arrangements requiring financing treatment have been identified.

We record deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of December 31, 2019 and 2018, was $0 and $6,469, respectively. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2019.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognized these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2019 and 2018, the Company recognized $907,572 and $857,073, respectively, of non-cash share-based compensation expense in selling, general and administrative expense in the condensed consolidated statement of operations.

Stock options activity as of December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Total outstanding at December 31, 2018	662,500	$7.52	3.34	$332,100
Granted	490,000	8.30	4.15	—
Forfeited	(103,334)	9.66	3.47	—
Exercised	(16,666)	9.61	2.99	—
Expired	—	—	—	—

Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000

Vested and exercisable at December 31, 2019	687,917	$7.37	2.59	$561,375

As of December 31, 2019, the Company had unrecognized pre-tax compensation expense of $1,430,101 related to non-vested stock options under the Plan of which $788,468,  $582,347 and $59,286 will be recognized in 2020, 2021 and 2022, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2019	2018
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	57.1%
Expected term (years)	5	5
Risk-free interest rate	2.22%	2.10%
Exercise price per stock option	$7.73	$7.52
Market price per share	$7.27	$6.80
Weighted average fair value per stock option	$3.51	$3.26

The risk-free rates are based on the implied yield available on US Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates expected terms for stock options awarded to employees using the simplified method in accordance with FASB ASC 718, Stock Compensation because the Company does not have sufficient relevant information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options using the contractual term. Expected volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants.

The Company also awards common stock grants to directors, employees and non-employee executive producers that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the year end ended December 31, 2019 and 2018, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $154,354 and $96,615, respectively.

Note 7 – Earnings (Loss) Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Year Ended December 31,
	2019	2018
Net loss available to common stockholders	$(34,976,816)	$(1,957,882)
Basic weighted-average shares outstanding	11,987,292	11,944,528
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options*	—	—
Assumed issuance of shares from exercise of warrants*	—	—

Diluted weighted-average shares outstanding*	11,987,292	11,944,528

Loss per share:
Basic and diluted	$(2.92)	$(0.16)

*  For the year ended December 31, 2019 and 2018 common stock equivalents totaling 261,328 and 239,702, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Note 8 – Programming Costs

Programming costs, net of amortization, consists of the following:

	December 31,	December 31,
	2019	2018
Released, net of accumulated amortization of $9,682,935 and $9,473,308, respectively	$11,571,785	$11,418,244
In production	991,277	17,099
In development	1,896,209	1,355,146
	$14,459,271	$12,790,489

Programming costs consists primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and employee salaries.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Costs to create episodic programming are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenues expected to be recognized from various forms of exploitation.

During the years ended December 31, 2019 and 2018 the Company recognized amortization related to episodic television programs of $209,627 and $2,752,446, respectively.

During the years ended December 31, 2019 and 2018, we did not record any impairments related to our programming costs.

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	December 31,	December 31,
	2019	2018
Acquisition costs	$48,846,483	$33,176,802
Accumulated amortization	(15,596,334)	(7,838,300)
Net film library costs	$33,250,149	$25,338,502

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

During the years ended December 31, 2019 and 2018 the Company recognized film library amortization of $10,182,166 and $6,459,431, respectively.

During the years ended December 31, 2019 and 2018, we did not record any impairments related to our film library.

Note 10 – Intangible Assets and Goodwill

Indefinite lived Intangible assets, consists of the following:

	December 31,	December 31,
	2019	2018
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Amortizable intangible assets, consists of the following:

	December 31,	December 31,
	2019	2018
Acquired customer base, net	$1,660,425	$2,118,473
Non-compete agreement, net	287,175	463,898
Website development, net	259,510	389,266
Crackle Plus Customer User Base, net	11,259,653	—

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Crackle Plus Content Rights, net	1,352,381	—
Crackle Brand Value, net	17,127,807	—
Crackle Plus Partner Agreements, net	3,505,000	—
	$35,451,951	$2,971,637

Amortization expense was $13,235,315 and $326,986 for the years ended December 31, 2019 and 2018, respectively.

Goodwill consists of the following:

	December 31,	December 31,
	2019	2018
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	—
	$21,448,106	$2,537,079

There was no impairment related to goodwill and intangible assets for the years ended December 31, 2019 and 2018.

Note 11 – Long-term Debt

Commercial Loan

On August 22, 2019, the Company, entered into an amended and restated loan with Patriot Bank, N.A. Under the Amended and Restated Loan Agreement, the Company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the principal amount of $16,000,000 (the Commercial Loan”). As a result, the Company recognized a loss on extinguishment of $350,691 for the year ended December 31, 2019.

The Commercial Loan is evidenced by a consolidated, amended and restated term promissory note. Subject to the terms of the Note, the Commercial Loan bears interest, payable monthly in arrears, at a fixed rate of 5.75% per annum. The outstanding principal amount of the Commercial Loan is repayable in consecutive monthly installments in equal amounts of $266,667, commencing on October 1, 2019 and continuing on the same date of each subsequent month thereafter during the term of the Commercial Loan. The Commercial Loan matures on September 1, 2024.

Pursuant to the Amended and Restated Loan Agreement, at closing the Company paid to Patriot Bank, N.A. an aggregate of approximately $179,000, representing a commitment fee of $85,000, a payment of $25,556 of interest due on the Commercial Loan for the 9 days of the month of August 2019 and $68,090 in fees paid to Patriot Bank’s counsel.

Revolving Credit Facility

On October 11, 2019, the Company consummated the creation of the majority owned subsidiary Landmark Studio Group. Through and in connection with the created subsidiary, Landmark Studio Group, the Company entered into a Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments VII, LLC. The Revolving Credit Facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum.  The outstanding principal is repayable in full on October 10, 2022, the maturity date.  At the option of the lender, the loan is repayable in cash or additional equity in the subsidiary.  The loan is not collateralized by any assets of the Company.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Long-term debt for the periods presented was as follows:

	December 31,	December 31,
	2019	2018
Commercial Loan	$15,200,000	$4,416,667
Revolving Credit Facility	5,000,000	—
Revolving Line of Credit	—	3,500,000
Total Debt	20,200,000	7,916,667
Less: debt issuance costs	189,525	334,554
Less: current portion	3,200,000	1,000,000
Total long-term debt	$16,810,475	$6,582,113

The Amended and Restated Loan Agreement includes customary financial covenants, restrictions and interest rate governors including delivery of financial statements, maintaining an account at Patriot Bank, N.A. with an average balance of $2,500,000 in any trailing 90-day period or the interest rate will increase by 0.50% and maintain a minimum debt service coverage ratio of 1.25 to 1.0. The Company did not maintain the average balance of $2,500,000 with Patriot Bank N.A. during the 90-day period ending December 31, 2019. The Company has a 30-day cure period to comply with the covenant or the interest rate will increase 0.50%. There is no event of default related to the aforementioned covenant. The Company was in compliance with all other covenants as of December 31, 2019.

As of December 31, 2019, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Year Ended December 31,	Amount
2020	3,200,000
2021	3,200,000
2022	8,200,000
2023	3,200,000
2024	2,400,000
$20,200,000

Note 12 – Stockholders’ Equity

Class A and B Common Stock

The Company is authorized to issue 70,000,000 shares of Class A common stock, par value $0.0001 (“Class A Stock”), 20,000,000 shares of Class B common stock, par value $.0001 (“Class B Stock”). and 10,000,000 shares of preferred stock, par value $.0001, of which 4,300,000 shares are designated Series A preferred stock.

As of December 31, 2019, and 2018, the Company had 4,185,685 and 4,153,505 shares of Class A Stock outstanding, respectively and 7,813,938 and 7,817,238 shares of Class B Stock outstanding, respectively. Each holder of Class A Stock is entitled to one vote per share while holders of Class B Stock are entitled to ten votes per share.

The Company declared a special one-time dividend of $0.45 per share on shares of Class A and Class B common stock to holders of record of such stock as of August 6, 2018. The special one-time dividend totaling approximately $5.2 million was paid on August 10, 2018. As a result of the special one-time dividend, a payment of approximately $3.4 million was made to CSS as a holder of Class B common stock. No dividends on our common stock were declared during the year ended December 31, 2019.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

On March 27, 2018, the board of directors of the Company approved a stock repurchase program (the “Repurchase Program”) that enables the Company to repurchase up to $5.0 million of its Class A common stock prior to April 30, 2020. During the year ended December 31, 2019 and 2018 the Company has repurchased 0 and 74,235 shares of its Class A common stock pursuant to the Repurchase Program at a cost of approximately $0 and $633,000, respectively.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, of which 4,300,000 is designated 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $.0001 (“Series A Preferred Stock”). At December 31, 2019 and 2018, the Company had 1,599,002 and 918,497 shares of Series A Preferred Stock outstanding, respectively.

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

The Company has made all dividend payments and there are no unpaid cumulative dividends.

Subsidiary convertible preferred stock

The subsidiary convertible preferred stock represents the equity attributable to the noncontrolling interest holder as a part of the Crackle Plus business combination. Given the terms of the transaction, the noncontrolling interest holder has the right to convert their Preferred Units in Crackle Plus into Common Units representing common ownership of 49% in Crackle Plus or into Series A Preferred Stock of the Company. Based on the terms of the transaction agreement, the noncontrolling interest in Crackle Plus is convertible into equity.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Year Ended December 31,
	2019	2018
Current provision (benefit):
Federal	$—	$4,000
States	133,000	90,000
Total current provision	133,000	94,000
Deferred provision:
Federal	333,000	575,000
States	119,000	205,000
Total deferred provision	452,000	780,000
Total provision for income taxes	$585,000	$874,000

The provision for income taxes is different from amounts computed by applying the U.S. statutory rates to consolidated earnings (loss) before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2019	2018
Expected tax provision -- Income taxes computed at Federal statutory rate	$(6,654,000)	$6,000
Increase (decrease) in tax expense resulting from:
Gain on asset contribution	782,000	—
Crackle amortization	2,769,000	—
State and local taxes	276,000	276,000
Programming costs	(41,000)	(1,384,000)
Acquisition-related costs	887,000	116,000
Share-based compensation - incentive plan	286,000	237,000
Film library	341,000	1,620,000
Allowance for doubtful accounts	348,000	—
Other	28,000	3,000
Increase in valuation allowance	1,563,000	—
Actual tax provision	$585,000	$874,000

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carry-forwards	$9,680,000	$3,022,000
Acquisition-related costs	723,000	663,000
Film library and other intangibles	3,769,000	427,000
Deferred state taxes	34,000	157,000
Less: valuation allowance	(11,243,000)	(719,000)
Total Deferred Tax Assets	$2,963,000	$3,550,000
Deferred Tax Liabilities:
Programming costs	2,820,000	2,779,000
Other assets	143,000	319,000
Total Deferred Tax Liabilities	$2,963,000	$3,098,000
Net deferred tax asset	$—	$452,000

 The Company and its subsidiaries have combined net operating losses of approximately $35,951,000,  $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $25,106,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Additionally, the separate-return-limitation-year (SRLY) rules that apply to consolidated returns may limit the utilization of losses in a given year when consolidated tax returns are filed. Management has determined that because of a recent history of recurring losses, the ultimate realization of the net operating loss carryovers is not assured and has recorded a full valuation allowance. Public trading of the Company’s stock poses a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The deferred tax asset valuation allowance increased by $10,524,000 and $609,000 for the years ended December 31, 2019 and 2018, respectively.

Note 14 – Related Party Transactions

Affiliate Resources and Obligations

The Company has agreements with CSS and affiliated companies that provide the Company with access to important assets and resources including key personnel.  The assets and resources provided are included as a part of a management services and a license agreement. A summary of the relevant ongoing agreements is as follows:

Management Services Agreement

The Company is a party to a Management Services Agreement with CSS (the “Management Agreement”). Under the terms of the Management Agreement, the Company is provided with the operational expertise of the CSS companies’ personnel, including its chief executive officer, chief financial officer, chief accounting officer, chief strategy officer, and senior brand advisor, and with other services, including accounting, legal, marketing, management, data access

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

and back office systems. The Management Agreement also requires CSS to provide headquarter office space and equipment usage.

Under the terms of the Management Agreement, the Company pays a quarterly fee to CSS equal to 5% of the net revenue as reported under GAAP for each fiscal quarter.  For the years ended December 31, 2019 and 2018, the Company recorded management fee expense of $2,768,195 and $532,820, respectively, payable to CSS.

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

License Agreement and Marketing Support Fee

The Company is a party to a trademark and intellectual property license agreement with CSS (the “License Agreement”). Under the terms of the License Agreement, the Company has been granted a perpetual, exclusive license to utilize the Brand and related content, such as stories published in the Chicken Soup for the Soul books, for visual exploitation worldwide. Under the License Agreement, the Company pays a license fee to CSS equal to 4% of net revenue for each fiscal quarter.

In addition, CSS provides marketing support for the Company’s productions through its email distribution, blogs and other marketing and public relations resources. The Company pays a quarterly fee to CSS for those services equal to 1% of net revenue as reported under GAAP for each fiscal quarter for such support.

For the years ended December 31, 2019 and 2018, the Company recorded a combined license and marketing support fee expense of $2,768,195 and $532,820, respectively, payable to CSS.

Due from Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives.  Settlements fluctuate period over period due to timing of liquidity needs.  As of December 31, 2019, the Company is owed $7,642,432 and $1,213,436, respectively, from affiliated companies primarily CSS.

Promotions License Agreement

The Company entered into a Promotions License Agreement with One Last Thing (“OLT”) in 2018 under which the Company paid $100,000 for the right to integrate certain products into a feature film produced by OLT, such amount being recoupable from the gross revenue of such film. OLT is controlled by the son of the Company’s chairman and chief executive officer. The payment of $100,000 is included in programming costs in the accompanying consolidated balance sheet as of December 31, 2019.

The Company also has agreements to provide management services to consolidated subsidiaries which have non-controlling interest holders.  As these subsidiaries are controlled by the Company and consolidated for financial reporting purposes any revenues generated and fees incurred are eliminated in consolidation.  A summary of the relevant ongoing agreements is as follows:

Crackle Plus Management Services Agreement

We provide management services to Crackle Plus, including property management, back-office support, accounting, tax, legal and financial services (including strategic financial planning) and technology resources and support for a quarterly fee equal to five percent (5%) of Crackle Plus’s gross revenues, subject to adjustment after the first year.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Landmark Studios Group Management Services Agreement

We provide management services to Landmark Studio Group, including property management, back-office support, accounting, tax, legal and financial services (including strategic financial planning) and technology resources and support for a quarterly fee equal to five percent (5%) of Landmark Studio Group’s gross revenues.

Note 15 – Commitments and Contingencies

Operating Leases

We are obligated under non-cancellable lease agreements for certain facilities and services, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as lease obligations. Lease obligations due within one year are included in accounts payable and accrued expenses on our Consolidated Balance Sheets. These leases expire at various points through 2031.

Rent expense related to these leases was $452,000 and $425,688 for the years ended December 31, 2019 and 2018, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS

The Company is contingently liable for a standby letter of credit in connection with its office lease agreement in the amount of $129,986 as of December 31, 2019.

Future minimum payments under non-cancelable operating lease agreements as of December 31, 2019 were as follows:

Year Ended December 31,	Amount
2020	5,964,411
2021	7,136,682
2022	4,011,272
2023	1,269,773
2024	1,295,168
2025 - 2031	8,862,909
Total minimum lease payments	$28,540,215

Legal and Other Matters

We may be involved in various legal proceedings and litigation arising in the ordinary course of business. While any legal proceeding or litigation has an element of uncertainty, management believes the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 16 – Segment and Geographic Information

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment, the production and distribution of video content, and currently operates in the United States and internationally.

Net revenue generated in the United States accounted for approximately 99% and 99% of total net revenue for the years ended December 31, 2019 and 2018, respectively. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 17 – Client Concentration

The list of our customers changes periodically. Our largest customers accounted for the following percentages of total net revenue:

	Year Ended December 31,
	2019	2018
Customer A	—%	15%

Our largest customers accounted for the following percentages of total gross accounts receivable:

	Year Ended December 31,
Accounts Receivable	2019	2018
Customer A	11%	32%
Customer B	10%	14%

Note 18 – Subsequent Events

Series A Preferred Stock Dividends

We have declared monthly cash dividends of $0.2031 per share on our Series A preferred stock to holders of record as of January 31, 2020, February 29, 2020, and March 31, 2020. The monthly dividend for January was paid on February 15, 2020, the monthly dividend for February was paid on March 15, 2020, and the monthly dividend for March is expected to be paid on April 15, 2020. The total dividends declared and paid through March 2020 was approximately $974,272.

COVID-19

The impact that the recent COVID-19 outbreak will have on our consolidated results of operations is uncertain. The Company will continue to evaluate the nature and extent of the impact to our business and consolidated results of operations.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the

Company’s internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2019 and did not identify any material weaknesses.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

We have adopted a code of ethics which applies to all our directors, officers, and employees, including our chief executive officer, chief financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports that we file or furnish to the SEC and in our other public communications, compliance with applicable government laws, rules, and regulations, and prompt internal reporting of violations of the code. A copy of the code of ethics may be found on our website at ir.cssentertainment.com

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of CSS Entertainment (1)
3.2	By-laws of CSS Entertainment (1)
4.1	Specimen CSS Entertainment Class A common stock Certificate (1)
4.2.1	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (2)
4.2.2	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (3)
4.2.3	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 14, 2018. (5)
4.2.4	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 31, 2019. (6)
4.3	Class I Warrant (7)
4.4	Class II Warrant (7)
4.5.1	Class III-A Warrant (7)
4.5.2	Class III-B Warrant (7)
4.6	Description of Securities.*
10.1	Trademark and Intellectual Property License Agreement between CSS Entertainment and CSS Entertainment for the Soul, LLC (1)
10.2.1	Management Services Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC (1)
10.2.2	Amendment to Management Services Agreement (9)
10.3	Contribution Agreement between CSS Entertainment and Chicken Soup for the Soul, LLC and Chicken Soup for the Soul Productions, LLC (1)
10.4	Form of Indemnification Agreement (1)
10.5	2017 Equity Plan (1)
10.6	Amended and Restated Loan and Security Agreement between CSS Entertainment, Screen Media Ventures, the subsidiaries listed as the Guarantors therein, and Patriot Bank, N.A., as Lender (4)
10.7	Consolidated Amended and Restated Term Promissory Note by each of CSS Entertainment and Screen Media Ventures, as Maker, in favor of Patriot Bank, N.A., as Lender (4)
10.8	Amended and Restated Limited Liability Company Operating Agreement by and among Crackle Plus, LLC, Chicken Soup for the Soul Entertainment, Inc. and Crackle, Inc. (7)
10.9

Limited Liability Company Operating Agreement by and among Landmark Studio Group, Chicken Soup for the Soul Entertainment, Inc., Cole Investments VII LLC, David Ozer, Legend Capital Management, LLC, and Kevin Duncan (8)

21	Subsidiaries of the Registrant*
23.1	Consent of Rosenfield & Company, PLLC *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith.

(1)	Incorporated by reference to the Registrant’s Form 1-A (SEC No. 024-10704).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 29, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-227596).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2018.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-232523).
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2019.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 18, 2019.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30,  2020.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chairman and Chief Executive Officer

/s/ Christopher Mitchell
Christopher Mitchell Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:
	/s/ William J. Rouhana, Jr.	March 30, 2020
William J. Rouhana, Jr., Chairman and Chief Executive Officer

	/s/ Scott W. Seaton	March 30, 2020
Scott W. Seaton, Vice Chairman and Director

	/s/ Christopher Mitchell	March 30, 2020
Christopher Mitchell, Chief Financial Officer

	/s/ Daniel Sanchez	March 30, 2020
Daniel Sanchez, Chief Accounting Officer

	/s/ Amy L. Newmark	March 30, 2020
Amy L. Newmark, Director

	/s/ Cosmo DeNicola	March 30, 2020
Cosmo DeNicola, Director

	/s/ Fred M. Cohen	March 30, 2020
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	March 30, 2020
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	March 30, 2020
Diana Wilkin, Director

	/s/ Martin Pompadur	March 30, 2020
Martin Pompadur, Director