Form 10-Q
period 2020-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2020-05-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of May 14, 2020 totaled 12,007,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,193,490
Class B Common Stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$7,121,339	$6,447,402
Accounts receivable, net	25,017,923	34,661,119
Prepaid expenses	862,153	861,190
Inventory, net	338,932	312,033
Goodwill	21,448,106	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	30,272,504	35,451,951
Film library, net	37,362,602	33,250,149
Due from affiliated companies	6,790,980	7,642,432
Programming costs, net	15,546,857	14,459,271
Program rights, net	600,551	654,303
Other assets, net	649,911	313,585
Total assets	$158,175,801	$167,665,484

LIABILITIES AND EQUITY
Current maturities of commercial loan	$3,200,000	$3,200,000
Commercial loan and revolving line of credit, net of unamortized deferred finance cost of $179,373 and $189,525 respectively	11,020,627	11,810,475
Notes payable under revolving credit facility	5,000,000	5,000,000
Accounts payable and accrued expenses	27,315,709	26,646,390
Ad representation fees payable	11,552,967	12,429,838
Film library acquisition obligations	6,909,100	5,020,600
Programming obligations	7,300,861	7,300,861
Accrued participation costs	5,861,388	5,066,512
Other liabilities	229,846	170,106
Total liabilities	78,390,498	76,644,782
Commitments and contingencies

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,599,002 shares issued and outstanding, redemption value of $39,975,050	160	160
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,267,725 and 4,259,920 shares issued, 4,193,490 and 4,185,685 shares outstanding, respectively	426	425
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 shares issued and outstanding	782	782
Additional paid-in capital	87,854,864	87,610,030
Deficit	(44,123,009)	(32,695,629)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	43,100,494	54,283,039
Subsidiary convertible preferred stock	36,350,000	36,350,000
Noncontrolling interests	334,809	387,663
Total equity	79,785,303	91,020,702
Total liabilities and equity	$158,175,801	$167,665,484

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Online networks	$9,025,710	$735,264
Distribution and Production	5,092,789	1,790,234
Total revenue	14,118,499	2,525,498
Less: returns and allowances	(874,426)	(332,344)
Net revenue	13,244,073	2,193,154
Cost of revenue	9,910,390	1,632,101
Gross profit	3,333,683	561,053
Operating expenses:
Selling, general and administrative	6,839,897	2,822,057
Amortization and depreciation	5,204,728	205,623
Management and license fees	1,324,407	219,270
Total operating expenses	13,369,032	3,246,950
Operating loss	(10,035,349)	(2,685,897)
Interest income	(6,438)	(13,525)
Interest expense	329,125	141,123
Acquisition-related costs	98,926	397,935
Loss before income taxes and preferred dividends	(10,456,962)	(3,211,430)
Provision for (benefit from) income taxes	49,000	(438,000)
Net loss before noncontrolling interests and preferred dividends	(10,505,962)	(2,773,430)
Net loss attributable to noncontrolling interests	(52,854)	—
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(10,453,108)	(2,773,430)
Less: preferred dividends	974,272	603,307
Net loss available to common stockholders	$(11,427,380)	$(3,376,737)
Net loss per common share:
Basic and diluted	$(0.95)	$(0.28)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total

Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$87,854,864	$(44,123,009)	$(632,729)	$36,350,000	$334,809	$79,785,303

	Preferred Stock		Common Stock
			Class A		Class B		Additional	Retained
		Par		Par		Par	Paid-In	Earnings	Treasury
	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	Stock	Total
Balance, December 31, 2018 (audited)	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$61,010,336
Share based compensation - stock options							190,847			190,847
Share based compensation - common stock							25,000			25,000
Issuance of preferred stock	140,000	14					3,499,986			3,500,000
Preferred stock issuance costs							(288,160)			(288,160)
Dividends								(603,307)		(603,307)
Net loss								(2,773,430)		(2,773,430)
Balance, March 31, 2019	1,058,497	$106	4,227,740	$421	7,817,238	$782	$62,788,256	$(1,095,550)	$(632,729)	$61,061,286

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from Operating Activities:
Net loss	$(10,505,962)	$(2,773,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	244,835	215,847
Amortization of programming costs and rights	110,629	61,798
Amortization of deferred financing costs	10,152	25,823
Amortization and depreciation of intangible and fixed assets	5,204,728	205,623
Amortization of film library	2,441,081	871,126
Bad debt and video return expense	1,721,595	300,403
Deferred income taxes	—	(465,000)
Changes in operating assets and liabilities:
Trade accounts receivable	7,921,601	2,235,012
Prepaid expenses and other current assets	(21,984)	(135,279)
Inventory	(26,899)	(24,533)
Programming costs and rights	(1,144,463)	(147,605)
Film library	(6,553,534)	(2,819,734)
Accounts payable, accrued expenses and other payables	(207,552)	(1,218,678)
Film library acquisition obligations	1,888,500	273,250
Accrued participation costs	794,876	(32,015)
Other liabilities	59,740	(350,400)
Deferred revenue	—	6,469
Net cash provided by (used in) operating activities	1,937,343	(3,771,323)
Cash flows from Investing Activities:
Expenditures for property and equipment	(340,586)	—
Decrease (increase) in due from affiliated companies	851,452	(1,985,500)
Net cash provided by (used in) investing activities	510,866	(1,985,500)
Cash flows from Financing Activities:
Repayments of commercial loan	(800,000)	(260,358)
Payment of preferred stock issuance costs	—	(288,160)
Proceeds from issuance of Series A preferred stock	—	3,500,000
Dividends paid to preferred stockholders	(974,272)	(603,307)
Net cash (used in) provided by financing activities	(1,774,272)	2,348,175
Net increase (decrease) in cash and cash equivalents	673,937	(3,408,648)
Cash and cash equivalents at beginning of period	6,447,402	7,201,758
Cash and cash equivalents at end of the period	$7,121,339	$3,793,110

Supplemental data:
Interest paid	$217,222	$117,453

Reconciliation of cash and cash equivalents and restricted cash per consolidated balance sheets to statements of cash flows
Per consolidated balance sheets:
Cash and cash equivalents	$7,121,339	$3,043,110
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash per statements of cash flows	$7,121,339	$3,793,110

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. (the “Company”) is a Delaware corporation formed on May 4, 2016. The Company operates video-on-demand networks and is a leading global independent television and film distribution company with one of the largest independently owned television and film libraries.

The Company operates in one reportable segment, across two operations areas, the distribution and production of video content for sale to others and for use on our owned and operated video on demand platforms. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 countries and territories worldwide. The chief executive officer of the Company is Mr. William J. Rouhana Jr.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, estimated film ultimate revenues, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for income taxes and amortization of programming and film library costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. The new guidance is

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

effective for the Company’s interim and annual reporting periods starting in the fiscal year beginning after December 15, 2020, with early adoption permitted. The new guidance will be applied on a prospective basis. The Company is currently in the process of evaluating the impact, if any, of this new guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for the Company’s interim and annual reporting periods starting in the fiscal year beginning after December 15, 2020, with early adoption permitted. The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company impact of adoption on its consolidated financial statements is immaterial.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 as recently voted and deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. The impact of implementation is not expected to be material.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Business Combination

The Company consummated the creation of its Crackle Plus subsidiary on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. From May 2020 to October 2020 (“Exercise Period”), CPEH will have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We may elect to pay the put option in cash or through the issuance of Series A Preferred Stock using a price per share of $25. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

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

In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected growth rates and estimated discount rates.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s condensed consolidated statement of operations include gross revenue of $9,289,245 million, gross profit of $2,365,802 million and net loss of $6,018,032 million, from Crackle’s operations for the three months ended March 31, 2020. Net loss excluding non-cash amortization and depreciation of $5,003,936, was $1,014,096 for the three months ended March 31, 2020.

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

The following tables disaggregates our revenue by operations area:

	Three Months Ended March 31,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$9,025,710	68%	$735,264	33%
Distribution and Production	5,092,789	38%	1,790,234	82%
Total revenue	14,118,499	106%	2,525,498	115%
Less: returns and allowances	(874,426)	(6)%	(332,344)	(15)%
Net revenue	$13,244,073	100%	$2,193,154	100%

Online Networks

In this operations area, the Company distributes and exhibits VOD content through Crackle Plus directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks. We also distribute our own and third-party owned content to end viewers across various digital platforms through our SVOD network. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and subscription revenue from consumers.

Revenue from online digital distribution and VOD platforms in our Online Networks operations area are recorded over time as advertisements are delivered and when monthly activity is reported by advertisers.

Distribution and Production

In this operations area, the Company distributes movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films.

In addition we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provide us with content developed and distributed by A Plus that is complementary to the Brand. As a result of launching Crackle Plus we decided to change

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners.

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

For all customer contracts, the Company evaluates whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, films distributed, and advertising placed on CSSE properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our publishers is recorded as a cost of revenue). The Company is the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where we do not own the content or the ad inventory.

No impairment losses have arisen from any CSSE contracts with customers during the three months ended March 31, 2020 and 2019.

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

Contract Assets

The following table provides information about receivables, contract assets, from contracts with customers:

	March 31,	December 31,
	2020	2019
Contract Assets	$25,017,923	$34,661,119

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

The Company records deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. The Company’s deferred revenue (i.e. contract liabilities) as of March 31, 2020 and December 31, 2019, was $0, respectively. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2020.

Arrangements with multiple performance obligations

In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, we identify how control transfers to the customer for each distinct contract obligation and determine the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a bundled contract do not run concurrently, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost-plus margins. Performance obligations that are not distinct at contract inception are combined.

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

Note 6 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to 1,250,000 common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognizes stock options granted under the Plan at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The compensation expense associated with stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2020 and 2019, the Company recognized $213,585 and $190,847, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

The company did not have any stock option grants, forfeitures, exercises or expirations during the three months ended March 31, 2020.

Stock options as of March 31, 2020 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000
Outstanding at March 31, 2020	1,032,500	$7.73	3.06	$21,350

Vested and exercisable at March 31, 2020	740,000	$7.43	2.42	$21,350

As of March 31, 2020 the Company had unrecognized pre-tax compensation expense of $1,216,516 related to non-vested stock options under the Plan of which $574,883, $582,347 and $59,286 will be recognized in 2020, 2021 and 2022, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Three Months Ended March 31,
Weighted Average Assumptions:	2020	2019
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	56.1%
Expected term (years)	5	5
Risk-free interest rate	2.22%	2.24%
Exercise price per stock option	$7.73	$7.69
Market price per share	$7.27	$7.24
Weighted average fair value per stock option	$3.51	$3.51

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

The Company also awards common stock under the Plan to directors, employees and non-employee executive producers that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended March 31, 2020 and 2019, the Company recognized non-cash share-based compensation expense relating to stock grants of $31,250 and $25,000, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Earnings Per Share

A reconciliation of shares used in calculating basic and diluted per share data is as follows:

	Three Months Ended March 31,
	2020	2019
Net loss available to common stockholders	$(11,427,380)	$(3,376,737)
Basic weighted-average shares outstanding	12,004,598	11,970,743
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options(a)	—	—
Assumed issuance of shares from exercise of warrants(a)	—	—

Diluted weighted-average shares outstanding(a)	12,004,598	11,970,743

Loss per share:
Basic and diluted	$(0.95)	$(0.28)

(a)   For the three months ended March 31, 2020 and 2019, common stock equivalents totaling 101,894 and 109,926, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Note 8 – Programming Costs

Programming costs, net of amortization, consists of the following:

	March 31,	December 31,
	2020	2019
Released, net of accumulated amortization of $9,739,813 and $9,682,935, respectively	$12,604,907	$11,571,785
In production	—	991,277
In development	2,941,950	1,896,209
	$15,546,857	$14,459,271

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

During the three months ended March 31, 2020 and 2019 the Company recognized amortization related to episodic television programs of $56,878 and $61,798, respectively.

During the three months ended March 31, 2020 and 2019, the Company did not record any impairments related to our programming costs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	March 31,	December 31,
	2020	2019
Acquisition costs	$57,824,149	$51,270,615
Accumulated amortization	(20,461,547)	(18,020,466)
Net film library costs	$37,362,602	$33,250,149

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

Film library amortization recorded in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was $2,441,081 and $871,126, respectively.

During the three months ended March 31, 2020 and 2019, the Company did not record any impairments related to our film library.

Note 10 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	March 31,	December 31,
	2020	2019
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, net, consists of the following:

	March 31,	December 31,
	2020	2019
Acquired customer base, net	$1,545,913	$1,660,425
Non-compete agreement, net	242,994	287,175
Website development, net	227,072	259,510
Crackle Plus customer user base, net	7,285,658	11,259,653
Crackle Plus content rights, net	1,210,024	1,352,381
Crackle brand value, net	16,456,129	17,127,807
Crackle Plus partner agreements, net	3,304,714	3,505,000
	$30,272,504	$35,451,951

Amortization expense was $5,179,447 and $191,132 for the three ended March 31, 2020 and 2019, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2020 amortization expense for the next 5 years is expected be:

Remainder of 2020	$10,902,014
2021	4,755,536
2022	4,159,440
2023	3,774,138
2024	2,987,143
Thereafter	3,694,233
Total	$30,272,504

Goodwill consists of the following:

	March 31,	December 31,
	2020	2019
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
	$21,448,106	$21,448,106

There was no impairment recorded related to goodwill and intangible assets in the three months ended March 31, 2020 and 2019, respectively.

Note 11 – Long-term Debt

Commercial Loan

On August 22, 2019, the Company, entered into an amended and restated loan agreement with Patriot Bank, N.A. Under the Amended and Restated Loan Agreement, the Company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the principal amount of $16,000,000 (the Commercial Loan”). As a result, the Company recognized a loss on extinguishment of $350,691 for the year ended December 31, 2019.

The Commercial Loan is evidenced by a consolidated, amended and restated term promissory note (“Note”). Subject to the terms of the Note, the Commercial Loan bears interest, payable monthly in arrears, at a fixed rate of 5.75% per annum. (which amount increased to 6.25% in March 2020 due to our failure to maintain a minimum cash deposit with Patriot Bank, N.A.) The outstanding principal amount of the Commercial Loan is repayable in consecutive monthly installments in equal amounts of $266,667, which commenced on October 1, 2019 and continues on the same date of each subsequent month thereafter during the term of the Commercial Loan. The Commercial Loan matures on September 1, 2024.

Pursuant to the Amended and Restated Loan Agreement, at closing the Company paid to Patriot Bank, N.A. an aggregate of approximately $179,000, representing a commitment fee of $85,000, a payment of $25,556 of interest due on the Commercial Loan for the 9 days of the month of August 2019 and $68,090 in fees paid to Patriot Bank’s counsel.

Revolving Credit Facility

On October 11, 2019, the Company consummated the creation of the majority owned subsidiary Landmark Studio Group. Through and in connection with the creation of the Landmark Studio Group subsidiary, the Company entered into a Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments VII, LLC. The Revolving Credit Facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum. The outstanding

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

principal is repayable in full on October 10, 2022, the maturity date. At the option of the lender, the loan is repayable in cash or additional equity in the subsidiary. The loan is not collateralized by any assets of the Company.

Long-term debt for the periods presented was as follows:

	March 31,	December 31,
	2020	2019
Commercial Loan	$14,400,000	$15,200,000
Revolving Credit Facility	5,000,000	5,000,000
Total Debt	19,400,000	20,200,000
Less: debt issuance costs	179,373	189,525
Less: current portion	3,200,000	3,200,000
Total long-term debt	$16,020,627	$16,810,475

The Amended and Restated Loan Agreement includes customary financial covenants, restrictions and interest rate covenants including delivery of financial statements, maintaining an account at Patriot Bank, N.A. with an average balance of $2,500,000 in any trailing 90-day period or the interest rate will increase by 0.50% and maintaining a minimum debt service coverage ratio of 1.25 to 1.0. The Company did not maintain an average balance of $2,500,000 during the 90-day trailing period ended March 31, 2020 and did not cure such failure within 30 days, and as a result the interest rate increased by 0.50%, from 5.75% to 6.25%. The Company was in compliance with all other covenants as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Remainder of 2020	$2,400,000
2021	3,200,000
2022	8,200,000
2023	3,200,000
2024	2,400,000
$19,400,000

Note 12 – Income Taxes

The Company’s current and deferred income tax provision (benefit) are as follows:

	Three Months Ended March 31,
	2020	2019
Current provision:
States	$49,000	$27,000
Total current provision	49,000	27,000
Deferred provision:
Federal	—	(343,000)
States	—	(122,000)
Total deferred provision	—	(465,000)
Total provision for income taxes	$49,000	$(438,000)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$11,292,000	$9,680,000
Acquisition-related costs	750,000	723,000
Film library and other intangibles	4,226,000	3,769,000
Deferred state taxes	34,000	34,000
Less: valuation allowance	(13,548,000)	(11,243,000)
Total deferred tax assets	2,754,000	2,963,000
Deferred tax liabilities:
Programming costs	2,836,000	2,820,000
Other assets	(82,000)	143,000
Total deferred tax liabilities	2,754,000	2,963,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $41,938,000, $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $31,873,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $2,305,000 and $104,000 in the three months ended March 31, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

(a)	Affiliate Resources and Obligations

Management Services Agreement

The Company is a party to a Management Services Agreement with CSS (the “Management Agreement”). Under the terms of the Management Agreement, the Company is provided with the operational expertise of the CSS companies’ personnel, including its chief executive officer, chief financial officer, chief accounting officer, chief strategy officer, and senior brand advisor, and with other services, including accounting, legal, marketing, management, data access and back office systems. The Management Agreement also requires CSS to provide headquarter office space and equipment usage.

Under the terms of the Management Agreement, the Company pays a quarterly fee to CSS equal to 5% of the net revenue as reported under GAAP for each fiscal quarter. For the three months ended March 31, 2020 and 2019, the Company recorded management fee expense of $662,203 and $109,635, respectively, payable to CSS.

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

For the three months ended March 31, 2020 and 2019, the Company recorded total license fee expense (including for marketing support) of $662,204 and $109,635, respectively, payable to CSS. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

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

Crackle Plus Management Services Agreement

The Company provides management services to Crackle Plus, including property management, back-office support, accounting, tax, legal and financial services (including strategic financial planning) and technology resources and support for a quarterly fee equal to five percent (5%) of Crackle Plus’s gross revenues, subject to adjustment after the first year.

Landmark Studios Group Management Services Agreement

The Company provides management services to Landmark Studio Group, including property management, back-office support, accounting, tax, legal and financial services (including strategic financial planning) and technology resources and support for a quarterly fee equal to five percent (5%) of Landmark Studio Group’s gross revenues.

Due from Affiliated Companies

At March 31, 2020 and December 31, 2019, the Company is owed $6,790,980 and $7,642,432, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As noted above, advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

Note 14 - Commitments and Contingencies

Operating Leases

The Company is obligated under non-cancellable lease agreements for certain facilities and services, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as lease obligations. Lease obligations due within one year are included in accounts payable and accrued expenses on our Consolidated Balance Sheets. These leases expire at various points through 2031.

Rent expense related to these leases was $480,301 and $113,210 for the three months ended March 31, 2020 and 2019, respectively. The Company does not record rent expense for its Connecticut office as it is included under the Management Agreement with CSS

Future minimum payments under non-cancelable operating lease agreements as of March 31, 2020 were as follows:

Remainder of 2020	4,461,984
2021	7,136,682
2022	4,011,272
2023	1,269,773
2024	1,295,168
2025 - 2031	8,862,909
Total minimum lease payments	$27,037,788

Legal and Other Matters

We are not presently a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results, or cash flows. However, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on our business, financial position, results of operations, and /or cash flows. Additionally, although we have specific insurance for certain potential risks, we may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on our business, financial position, results of operations, and /or cash flows.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 15 – Equity

Subsidiary convertible preferred stock

The subsidiary convertible preferred stock represents the equity attributable to the noncontrolling interest holder as a part of the Crackle Plus business combination. Given the terms of the transaction, the noncontrolling interest holder has the right to convert its Preferred Units in the Crackle Plus joint venture into Common Units representing common ownership of 49% in the Crackle Plus joint venture or into Series A Preferred Stock in the Company. Based on the terms of the transaction agreement, the noncontrolling interest in the Crackle Plus joint venture is convertible into equity.

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

Note 16 – Segment Reporting and Geographic Information

The Company’s reportable segment has been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment, across two operations areas, the distribution and production of video content for sale to others and for use on our owned and operated video on demand platforms. We have a presence in over 56 countries and territories worldwide and intend to continue to sell our video content internationally.

Net revenue generated in the United States accounted for approximately 99% of total net revenue for the three months ended March 31, 2020 and 2019. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States

Note 17 – Subsequent Events

COVID-19

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees,  vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

Series A Preferred Stock Dividends

The Company has declared and paid monthly dividends of $0.2031 per share on its 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) to holders of record as of March 31, 2020 and April 30, 2020. The monthly dividend for March was paid on April 15, 2020 and the monthly dividend for April is expected to be paid on May 15, 2020. The total dividends declared and paid in April and May was approximately $325,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 10‑K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (“Form 10‑K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10‑K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

•

the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties our financial performance, including our ability to generate revenue;

•	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
•	the ability of our content offerings to achieve market acceptance;
•	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
•	our potential ability to obtain additional financing when and if needed;
•	our ability to protect our intellectual property;
•	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
•	our ability to manage growth and integrate acquired operations;
•	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
•	the potential liquidity and trading of our securities;
•	regulatory or operational risks;

•	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;
•	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

You should refer to the “Risk Factors” section of the report on Form 10‑K, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10‑Q and the documents we have filed as exhibits to this Quarterly Report on Form 10‑Q and the report on Form 10‑K for the year ended December 31, 2019, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We operate one reportable segment across two operations areas:

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

•

Distribution and Production: In this operations area, we distribute movies and television series worldwide to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films.

In addition we work with sponsors and use highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derive revenue from our subsidiary A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. A Plus enhances our ability to distribute short form versions of our video productions and video library and provide us with content developed and distributed by A Plus that is complementary to the Brand. As a result of launching Crackle Plus we decided to change our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners. In October 2019, we launched Landmark Studio Group (“Landmark”), our first production co-venture subsidiary. We plan to enter into other similar co-production arrangements going forward. Going forward we will only occasionally produce programming internally.

Since our inception in January 2015, our business has grown rapidly. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. Summary data is as follows:

For the three months ended March 31, 2020 and 2019, our gross revenue was approximately $14.1 million and $2.5 million, respectively. The increase in gross revenue was primarily due to significant growth in our online networks’ operation area, principally due to our acquisition of the Crackle Plus network in May 2019.

Our Adjusted EBITDA for the three months ended March 31, 2020 and 2019 was approximately, $2.0 million and $(0.8) million, respectively.  As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

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

Recent Developments

COVID-19

The COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. See “Risk Factors” for additional information in our Form 10-K.  The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the three months ended March 31, 2020 and 2019, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements.

We define Adjusted EBITDA as consolidated operating income adjusted to exclude interest, taxes, depreciation, amortization (including tangible and intangible assets), acquisition-related costs, consulting fees related to acquisitions, dividend payments, non-cash share-based compensation expense, and adjustments for other unusual and infrequent in nature identified charges. Adjusted EBITDA is not an earnings measure recognized by U.S. GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

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
•

Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;

•

Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;

•	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
•	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;

•	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual expenses; and
•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net loss available to common stockholders	$(11,427,380)	$(3,376,737)
Preferred dividends	974,272	603,307
Provision for income taxes	49,000	(438,000)
Other taxes	53,411	281,210
Interest expense, net of interest income(a)	322,687	127,598
Film library and program rights amortization(b)	2,494,832	871,126
Share-based compensation expense(c)	244,835	215,847
Acquisition-related costs(d)	98,926	397,935
Reserve for bad debt and video returns	1,721,595	300,403
Amortization and depreciation	5,204,728	205,623
Transitional expenses(e)	2,113,469	—
All other nonrecurring costs	186,948	24,155
Adjusted EBITDA	$2,037,323	$(787,533)

(a)	Includes non-cash amortization of deferred financing costs of $10,152 and $25,823 for the three months ended March 31, 2020 and 2019, respectively.
(b)

Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.

(c)

Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan, as well as common stock grants issued to employees and non-employee directors.

(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)

Represents transitional related expenses primarily associated with the Crackle Plus business combination and our Company strategic shift related to our production business. Costs include primarily non-recurring payroll and related expenses and redundant non-recurring technology costs.

Results of Operations

Revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) networks consisting of Crackle, our YouTube channel and Popcornflix®, and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form Crackle Plus. Our television and film distribution revenues are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus). Our television and short-form video production revenue is derived primarily from corporate and charitable sponsors that compensate us for the production of half-hour or one-hour episodic television programs as well as short-form video content.

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

Management and License Fees

We pay management fees of five percent (5%) of our net revenue to CSS pursuant to the CSS Management Agreement as amended. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the company.

We pay license and marketing support fees of five percent (5%) of our net revenue to CSS pursuant to a License Agreement, which we refer to as the CSS License Agreement. Four percent (4%) of this fee is a recurring license fee for the right to use all video content of the Brand. One percent (1%) of this fee relates to marketing support activities through CSS’ email distribution, blogs and other marketing and public relations resources. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

Interest Expense

Our interest expense is comprised of cash interest paid on our Commercial Loan and Revolving Credit Facility. See “Liquidity and Capital Resources” below for a full description of the Commercial Loan and Revolving Credit Facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

The following table presents revenue line items for the three months ended March 31, 2020 and 2019 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$9,025,710	68%	$735,264	33%	$8,290,446	* %
Distribution and Production	5,092,789	38%	1,790,234	82%	3,302,555	184%
Total revenue	14,118,499	106%	2,525,498	115%	11,593,001	459%
Less: returns and allowances	(874,426)	(6)%	(332,344)	(15)%	(542,082)	163%
Net revenue	$13,244,073	100%	$2,193,154	100%	$11,050,919	504%

*Not meaningful

Our net revenue increased by $11.1 million for the three months ended March 31, 2020 compared to 2019. This increase in net revenue was primarily due to the $8.3 million increase in Online Networks revenue as a result of the Crackle Plus acquisition and the $3.3 million increase in Distribution and Production revenue resulting primarily from video distribution revenue, as further described below.

Online Network revenue

Our online network revenue is derived from content generated by online streaming of films and television programs on our seven advertising-supported video on demand (AVOD) networks including Crackle, Popcornflix® and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form Crackle Plus.

Our online networks revenue increased by $8.3 million for the three months ended March 31, 2020 compared to 2019. The increase of $8.3 million was primarily due to the acquisition of the Crackle network which accounted for 94% of our online networks revenues, driven by the delivery of advertisements during the viewing of full length movies, television shows and original programming on our platform.

Distribution and Production revenue

Our distribution and production revenues are derived primarily from our distribution of television series and films in all media, including theatrical, home video, pay-per-view, broadcast and pay television, video on demand (VOD) and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).

Distribution and production revenues increased by $3.3 million for the three months ended March 31, 2020 compared to 2019, primarily due to a $2.3 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure, $0.8 million increase in AVOD distribution revenue and a $0.5 million increase in internet streaming revenue offset by a $0.3 million decrease in production revenue.

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

The following table presents cost of revenue line items for the three months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$110,629	1%	$61,798	3%	$48,831	79%
Film library amortization	2,441,081	18%	871,126	40%	1,569,955	180%
Revenue share and partner fees	2,490,793	19%	—	0%	2,490,793	* %
Distribution and platform costs	4,867,887	37%	699,177	32%	4,168,710	596%
Total cost of revenue	$9,910,390	75%	$1,632,101	74%	$8,278,289	507%
Gross profit	$3,333,683		$561,053		$2,772,630	494%
Gross profit margin	25%		26%			(2)%

*Not meaningful

Our cost of revenue increased by $8.3 million for the three months ended March 31, 2020 compared to 2019. This increase was primarily due to  a $4.2 million increase in distribution and platform costs and $2.5 million increase in revenue share and partner fees as a result of the Crackle Plus acquisition. In addition film library amortization increased $1.6 million as a result of increased distribution revenue generated in the period.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$6,839,897	52%	$2,822,057	129%	$4,017,840	142%
Amortization and depreciation	5,204,728	39%	205,623	9%	4,999,105	* %
Management and license fees	1,324,407	10%	219,270	10%	1,105,137	504%
Total operating expenses	$13,369,032	101%	$3,246,950	148%	$10,122,082	312%

*Not meaningful

Our total operating expenses were 101% of net revenue for the three months ended March 31, 2020 compared to 148% in the same period in 2019 and increased in absolute dollars by $10.1 million.

Selling, general and administrative expenses increased by $4.0 million for the three months ended March 31, 2020 compared to 2019. The increase is primarily due to a $1.9 million increase in payroll, benefits and commissions expense and other operating expenses discussed in the following selling, general and administrative section.

Amortization and depreciation expense increased by $5.0 million for the three months ended March 31, 2020 compared to 2019. The increase is primarily due to the amortization of intangible assets formed as a result of the Crackle Plus acquisition in May 2019.

The management and license fee increased $1.1 million or 504% for the three months ended March 31, 2020 compared to 2019. The increase is due to and in line with the $11.1 million or 504% increase in net revenue for the three months ended March 31, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	March 31,		Change
	2020	2019	Period over Period
Payroll, benefits and commissions	$3,369,135	$1,422,431	$1,946,704	137%
Share-based compensation	244,835	215,847	28,988	13%
Outside professional services	587,643	261,543	326,100	125%
Public company costs and expenses	102,578	56,622	45,956	81%
Bad debt expense	847,169	(31,941)	879,110	* %
Other costs and expenses	1,688,537	897,555	790,982	88%
	$6,839,897	$2,822,057	$4,017,840	142%

*Not meaningful

Our selling, general and administrative expenses increased by $4.0 million for the three months ended March 31, 2020 compared to 2019. This increase is primarily due to a $1.9 million increase in payroll, benefits and commissions expense, $0.9 million increase in bad debt expense and the $1.2 million combined residual increase in other overhead costs and expenses, respectively.

Our payroll, benefits and commission expense increased by $1.9 million for the three months ended March 31, 2020 compared to 2019. This increase is primarily due to a 113% increase in headcount as a result of the Crackle Plus acquisition.

Bad debt expense increased $0.9 million for the three months ended March 31, 2020 compared to 2019 as a result of  reserving certain aged customer balances within our Distribution and Production operation area.

Other costs and expenses increased by $0.8 million for the three months ended March 31, 2020 compared to 2019. This increase is primarily related to a $0.4 million increase in rent, $0.2 million increase in marketing and $0.2 million increase in travel and entertainment expenses.

Outside professional services increased by $0.3 million in the three months ended March 31, 2020 compared to 2019. This increase is primarily related to a $0.2 million increase in legal fees and a $0.1 million increase in consulting expenses.

Public company costs and expenses increased $0.1 million for the three months ended March 31, 2020 compared to 2019. This increase was primarily related to investor relation fees and other public company related costs.

Share-based compensation increased $0.1 million for the three months ended March 31, 2020 compared to 2019. The increase is primarily related to additional stock option grants issued under the Long Term Incentive Plan.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended March 31, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended March 31, 2020 and 2019.

Interest Expense

For the three month ended March 31, 2020 and 2019,  our interest expense was comprised primarily of interest incurred on the commercial loan and revolving credit facility.

The following table presents interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Commercial Loan	$217,861	$115,300
Revolving credit facility	101,112	—
Amortization of deferred financing costs	10,152	25,823
	$329,125	$141,123

Interest expense increased $0.2 million for the three months ended March 31, 2020 compared to 2019. The increase is primarily related to amending the commercial loan in August 2019, pursuant to which our existing commercial loan of $5.0 million and line of credit of $3.5 million were consolidated and combined into a term loan of $16.0 million, bearing an interest rate of 6.25%. In addition we entered into a revolving credit facility with Cole Investments VII, LLC in connection with the creation of our Landmark Studio Group subsidiary in October 2019. The Revolving Credit Facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum.

Acquisition Related Costs

For the three months ended March 31, 2020 and 2019 acquisition related costs, including legal, accounting and investment advisory fees totaled $0.1 million and $0.4 million, respectively. The $0.3 million decrease in acquisition related costs is primarily related to costs incurred in the prior period 2019 related to the formation of Crackle Plus while in the current year we had no such acquisition.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended March 31, 2020 and 2019.

Temporary timing differences consist primarily of net programming costs being deductible for tax purposes in the period incurred under Internal Revenue Code Section 181(pre-2018) and when placed in service (released) for production costs incurred in the United States under Section 168(k) (post-2017) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 —Entertainment — Films. The Company also amortized, under Section 197 of the Internal Revenue Code, certain intangible assets acquired in business combinations, with such amortization either not reported in the consolidated financial statements or reported at different amounts. Additionally, acquisition related costs that were expensed for financial reporting purposes are not immediately deductible for tax purposes but are amortized over 15 years under Section 197.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of March 31, 2020, we had cash and cash equivalents of $7.1 million. Our total commercial loan principal outstanding was $14.2 million as of March 31, 2020. In addition, the Company has an outstanding revolving credit facility in the amount of $5.0 million as of March 31, 2020.

Preferred Stock Dividend

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through March 2020. Total dividends paid from January through the date of this report were approximately $1.0 million.

Cash Flows

Our cash and cash equivalents balance was $7.1 million as of March 31, 2020 and $6.5 million as of December 31, 2019.

Cash flow information for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$1,937,343	$(3,771,323)
Investing activities	510,866	(1,985,500)
Financing activities	(1,774,272)	2,348,175
Net increase (decrease) in cash and cash equivalents	$673,937	$(3,408,648)

Operating Activities

Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2020.  Net cash used in operating activities was $3.8 million for the three months ended March 31, 2019.  The increase in cash provided by operating activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to a $4.9 million increase related to the effect of changes in operating assets and liabilities and a $0.8 million decrease in net loss adjusted for the exclusion of non-cash expenses.

The net loss adjusted for the exclusion of non-cash expenses was approximately $0.8 million for the three months ended March 31, 2020 as compared to net loss adjusted for the exclusion of non-cash expenses of  $1.6 million for the three months ended March 31, 2019. The increase was primarily due to the $2.8 million increase in gross profit offset by the $1.9 million increase in payroll, benefits and commission expense as a result of the growth and transformation of the business.

The effect of changes in operating assets and liabilities was a increase of $2.7 million for the three months ended March 31, 2020 compared to a decrease of $2.2 million for the three months ended March 31, 2019. The most significant drivers contributing to this decrease relate to the following:

•

Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable decreased $7.9 million during the three months ended March 31, 2020 as compared to a decrease of $2.2 million during the three months ended March 31, 2019.

•

Changes in film library net asset primarily due to increased investment in our distribution and production operation area.  Film library increased $6.6 million for the three months ended March 31, 2020 compared to a $2.8 million increase for the three months ended March 31, 2019.

•

Changes in programming costs and rights due to increased investment in our distribution and production operation area.  Programming costs and rights increased $1.1 million for the three months ended March 31, 2020 compared to a $0.1 million increase for the three months ended March 31, 2019.

•

Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of accruals. Accounts payable and accrued expenses decreased $0.2 million during the three months ended March 31, 2020 compared to a decrease of $1.2 million during three months ended March 31, 2019.

•

Changes in film library acquisition obligations primarily due to increased investment in our distribution and production line of business and timing of payments. Film library acquisition obligations increased $1.9 million during the three months ended March 31, 2020 as compared to a increase of $0.3 million during the three months ended March 31, 2019.

Investing Activities

For the three months ended March 31, 2020 and 2019, our investing activities provided net cash totaling $0.5 million and required a net use of cash totaling $2.0 million, respectively. This resulted primarily from a decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system which from time to time funds are transferred to fulfill joint business needs and liquidity requirements are settled on an ongoing basis. Settlements fluctuate period over period due to timing of liquidity needs.

Financing Activities

For the three months ended March 31, 2020, our financing activities used net cash totaling $1.8 million. This resulted from the payment of scheduled dividend payments to preferred stockholders in the amount of $1.0 million and scheduled debt principal payments on the commercial loan of $0.8 million.

For the three months ended March 31, 2019, our financing activities provided net cash totaling $2.3 million. This resulted primarily from proceeds from the sale of our preferred stock of $3.5 million, offset by the payment of scheduled dividend payments to preferred stockholders in the amount of $0.6 million, payment of stock issuance costs of $0.3 million and scheduled debt principal payments on the commercial loan of $0.3 million.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10‑K for the year ended December 31, 2019. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the control system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10‑Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10‑Q, March 31, 2020, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. All of our productions are paused, as are productions of third-parties who supply us with content. Other operating partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our Crackle Plus operations as well as development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our operations. Such pauses may cause us temporarily to have less new content available on our service in subsequent quarters, which could negatively impact consumer demand for and user retention to our services. Temporary operation pauses or permanent shutdowns could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with operating activity.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. Furthermore, given increased government expenditures associated with their COVID-19 response, we could see increased government obligations which could negatively impact our results of operations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

The COVID-19 pandemic has also led to an increase in our Crackle Plus users relative to our quarterly forecast and historic trends. These results, as well as those of other metrics such as revenues, operating margins, net income and other financial and operating data, may not be indicative of results for future periods. Our increase in user additions may reflect the acceleration of growth that we would have seen in subsequent periods, and user growth may slow or reverse, due to slower acquisition and/or higher cancellations, as government and other restrictions are relaxed. In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts customers’ and partners ability or willingness to pay for our services or vendors’ ability to provide services to us, we could see our business and results of operation negatively impacted.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 14, 2020	(Principal Executive Officer)