Form 10-Q
period 2020-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2020-08-13
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putman Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Not Applicable

Former Name or Former Address, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC

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

The number of shares of Common Stock outstanding as of August 13, 2020 totaled 12,648,898 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,834,960
Class B Common Stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSE CSSEP	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$4,655,317	$6,447,402
Accounts receivable, net	22,573,432	34,661,119
Prepaid expenses and other current assets	1,485,557	1,173,223
Goodwill	21,448,106	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	25,093,057	35,451,951
Film library, net	41,105,470	33,250,149
Due from affiliated companies	4,996,754	7,642,432
Programming costs and rights, net	16,418,308	15,113,574
Other assets, net	5,303,550	313,585
Total assets	$155,243,494	$167,665,484

LIABILITIES AND EQUITY
Current maturities of commercial loan	$3,200,000	$3,200,000
Commercial loan, net of unamortized deferred finance cost of $169,219 and $189,525 respectively	10,230,781	11,810,475
Notes payable under revolving credit facility	5,000,000	5,000,000
Accounts payable and accrued expenses	30,041,385	26,646,390
Ad representation fees payable	8,511,033	12,429,838
Film library acquisition obligations	8,335,600	5,020,600
Programming obligations	6,416,012	7,300,861
Accrued participation costs	12,064,073	5,066,512
Other liabilities	1,484,050	170,106
Total liabilities	85,282,934	76,644,782
Commitments and contingencies

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,599,002 shares issued and outstanding, redemption value of $39,975,050	160	160
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,267,725 and 4,259,920 shares issued, 4,193,490 and 4,185,685 shares outstanding, respectively	426	425
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 shares issued and outstanding	782	782
Additional paid-in capital	88,084,137	87,610,030
Deficit	(54,133,136)	(32,695,629)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	33,319,640	54,283,039
Subsidiary convertible preferred stock	36,350,000	36,350,000
Noncontrolling interests	290,920	387,663
Total equity	69,960,560	91,020,702
Total liabilities and equity	$155,243,494	$167,665,484

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Online networks	$5,360,693	$10,009,078	$14,386,403	$10,744,342
Distribution and Production	8,537,956	2,202,451	13,630,745	3,992,685
Total revenue	13,898,649	12,211,529	28,017,148	14,737,027
Less: returns and allowances	(378,109)	(241,047)	(1,252,535)	(573,391)
Net revenue	13,520,540	11,970,482	26,764,613	14,163,636
Cost of revenue	12,933,545	8,321,994	22,843,935	9,954,095
Gross profit	586,995	3,648,488	3,920,678	4,209,541
Operating expenses:
Selling, general and administrative	7,052,776	4,700,424	13,892,673	7,522,481
Amortization and depreciation	5,241,415	729,991	10,446,143	935,614
Management and license fees	1,352,054	1,195,520	2,676,461	1,414,790
Total operating expenses	13,646,245	6,625,935	27,015,277	9,872,885
Operating loss	(13,059,250)	(2,977,447)	(23,094,599)	(5,663,344)
Interest expense	333,903	146,359	663,028	287,482
Acquisition-related costs	—	2,258,801	98,926	2,656,736
Other non-operating income, net	(4,331,409)	(12,024)	(4,337,847)	(25,549)
Loss before income taxes and preferred dividends	(9,061,744)	(5,370,583)	(19,518,706)	(8,582,013)
Provision for (benefit from) income taxes	18,000	(253,000)	67,000	(691,000)
Net loss before noncontrolling interests and preferred dividends	(9,079,744)	(5,117,583)	(19,585,706)	(7,891,013)
Net (loss) income attributable to noncontrolling interests	(43,889)	513	(96,743)	513
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(9,035,855)	(5,118,096)	(19,488,963)	(7,891,526)
Less: preferred dividends	974,272	797,981	1,948,544	1,401,288
Net loss available to common stockholders	$(10,010,127)	$(5,916,077)	$(21,437,507)	$(9,292,814)
Net loss per common share:
Basic and diluted	$(0.83)	$(0.49)	$(1.79)	$(0.78)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total

Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	160	4,267,725	426	7,813,938	782	87,854,864	(44,123,009)	(632,729)	36,350,000	334,809	79,785,303
Share based compensation - stock options							198,023					198,023
Share based compensation - common stock							31,250					31,250
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(43,889)	(43,889)
Net loss								(9,035,855)				(9,035,855)
Balance, June 30, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$88,084,137	$(54,133,136)	$(632,729)	$36,350,000	$290,920	$69,960,560

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	Earnings	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	Stock	Stock	Interests	Total
Balance, December 31, 2018 (audited)	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$—	$—	$61,010,336
Share based compensation - stock options							190,847					190,847
Share based compensation - common stock							25,000					25,000
Issuance of preferred stock	140,000	14					3,499,986					3,500,000
Preferred stock issuance costs							(288,160)					(288,160)
Dividends								(603,307)				(603,307)
Net loss								(2,773,430)				(2,773,430)
Balance, March 31, 2019	1,058,497	106	4,227,740	421	7,817,238	782	62,788,256	(1,095,550)	(632,729)	—	—	61,061,286
Share based compensation							275,097					275,097
Issuance of preferred stock	279,505	28					6,987,597					6,987,625
Preferred stock issuance costs							(538,295)					(538,295)
Stock options exercised			16,666	2			160,159					160,161
Conversion of class B shares to class A shares			3,300	—	(3,300)	—						—
Dividends								(797,981)				(797,981)
Crackle business combination							15,322,531			36,350,000	521,945	52,194,476
Net income attributable to noncontrolling interest											513	513
Net loss							—	(5,118,096)				(5,118,096)
Balance, June 30, 2019	1,338,002	$134	4,247,706	$423	7,813,938	$782	$84,995,345	$(7,011,627)	$(632,729)	$36,350,000	$522,458	$114,224,786

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from Operating Activities:
Net loss	$(19,585,706)	$(7,891,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	474,108	490,944
Amortization of programming costs and rights	165,393	269,971
Amortization of deferred financing costs	20,306	51,647
Amortization and depreciation of intangibles, property and equipment	10,701,700	935,614
Amortization of film library	8,800,473	2,260,861
Bad debt and video return expense	2,534,336	518,515
Realized and unrealized losses on marketable securities	100,607	—
Other non-operating income	(5,404,482)	—
Deferred income taxes	—	(801,000)
Changes in operating assets and liabilities:
Trade accounts receivable	9,553,351	(7,400,171)
Prepaid expenses and other assets	(1,092,921)	(1,247,926)
Programming costs and rights	(1,470,127)	(1,494,886)
Film library	(16,655,794)	(8,101,768)
Accounts payable, accrued expenses and other payables	280,672	14,264,609
Film library acquisition and programming obligations	2,430,151	2,837,500
Accrued participation costs	6,997,561	(424,982)
Other liabilities	1,313,944	(273,868)
Net cash used in operating activities	(836,428)	(6,005,953)
Cash flows from Investing Activities:
Expenditures for property and equipment	(387,386)	—
Sales of marketable securities	334,595	—
Decrease (increase) in due from affiliated companies	2,645,678	(3,898,487)
Net cash provided by (used in) investing activities	2,592,887	(3,898,487)
Cash flows from Financing Activities:
Repayments of commercial loan	(1,600,000)	(500,000)
Payment of preferred stock issuance costs	—	(826,455)
Proceeds from issuance of common stock under equity plans	—	160,161
Payment of deferred financing costs	—	(12,348)
Proceeds from issuance of Series A preferred stock	—	10,487,625
Dividends paid to preferred stockholders	(1,948,544)	(1,401,288)
Net cash (used in) provided by financing activities	(3,548,544)	7,907,695
Net decrease in cash and cash equivalents	(1,792,085)	(1,996,745)
Cash and cash equivalents at beginning of period	6,447,402	7,201,758
Cash and cash equivalents at end of the period	$4,655,317	$5,205,013

Supplemental data:
Interest paid	$443,581	$238,192
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$4,600,000	$—
Crackle Plus business combination	$—	$51,672,531
Reconciliation of cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$4,655,317	$4,455,013
Restricted cash	—	750,000
Total cash, cash equivalents and restricted cash per statements of cash flows	$4,655,317	$5,205,013

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 3 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

disclosure requirements under the current film and broadcaster entertainment industry guidance. The new guidance is effective for the Company’s interim and annual reporting periods starting in the fiscal year beginning after December 15, 2020, with early adoption permitted. The new guidance will be applied on a prospective basis. Based on the Company’s preliminary assessment, the impact of implementation is not expected to be material.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for the Company’s interim and annual reporting periods starting in the fiscal year beginning after December 15, 2020, with early adoption permitted. The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company does not expect the adoption of the amendments to have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company impact of adoption on its condensed consolidated financial statements is immaterial.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of the amendments to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 as recently voted and deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its condensed consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $15,800,000, respectively, as of June 30, 2020.  The Company does not expect adoption to have any material impact on its results from operations and financial condition.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Business Combination

The Company consummated the creation of its Crackle Plus subsidiary on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. From May 2020 to October 2020 (“Exercise Period”), CPEH will have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We may elect to pay the put option in cash or through the issuance of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) using a price per share of $25. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

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

The initial purchase price allocation was preliminary and subject to change up to one year after the date of acquisition. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

May 14, 2019
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

Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the intangible assets acquired that do not qualify for separate recognition.

The fair values of assets acquired, and liabilities assumed were based upon valuations performed by independent third party valuation experts.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table illustrates Crackle’s stand-alone financial performance included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,

	2020	2019
Gross revenue	$5,852,767	$9,421,629
Gross margin	$(45,092)	$3,159,812
Net (loss) income	$(4,119,889)	$423,566

	Six Months Ended June 30,

	2020	2019
Gross revenue	$15,142,012	$9,421,629
Gross margin	$2,320,711	$3,159,812
Net (loss) income	$(10,137,921)	$423,566

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables disaggregates our revenue by operations area:

	Three Months Ended June 30,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$5,360,693	40%	$10,009,078	84%
Distribution and Production	8,537,956	63%	2,202,451	18%
Total revenue	13,898,649	103%	12,211,529	102%
Less: returns and allowances	(378,109)	(3)%	(241,047)	(2)%
Net revenue	$13,520,540	100%	$11,970,482	100%

	Six Months Ended June 30,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$14,386,403	54%	$10,744,342	76%
Television and film distribution	13,630,745	51%	3,992,685	28%
Total revenue	28,017,148	105%	14,737,027	104%
Less: returns and allowances	(1,252,535)	(5)%	(573,391)	(4)%
Net revenue	$26,764,613	100%	$14,163,636	100%

Online Networks

In this operations area, the Company distributes and exhibits VOD content through Crackle Plus directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD Crackle Plus networks. We also distribute our own and third-party owned content to consumers across various digital platforms through our SVOD network, Pivotshare. We generate advertising revenues primarily by serving video advertisements to our streaming viewers on our AVOD networks and subscription revenue from customers on our SVOD network.

Revenue from online digital distribution and VOD platforms in our Online Networks operations area are recorded over time as advertisements are delivered and when monthly activity is reported by advertisers.

Television and Film Distribution and Production

In this operations area, the Company distributes movies and television series worldwide, through Screen Media, to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

Historically, we produced content in two main ways: we worked with sponsors and used highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derived revenue from our subsidiary, A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. As a result of launching Crackle Plus, we decided to change our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners. In October 2019, we launched Landmark Studio Group, our first production co-venture subsidiary. Landmark Studio Group is a fully

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

integrated entertainment company focused on ownership, development, and production of quality entertainment franchises.

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

No impairment losses have arisen from any CSSE contracts with customers during the three and six months ended June 30, 2020 and 2019.

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

Contract balances

Contract balances include the following:

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$15,717,939	$23,266,611
Contract assets (included in accounts receivable)	6,855,493	11,394,508
Total accounts receivable, net	$22,573,432	$34,661,119

Deferred revenue (included in other liabilities)	$994,580	$—

Contract assets are primarily comprised of contract obligations that are generally satisfied over time under the terms of our contracts with customers and are transferred to accounts receivable when the right to payment becomes unconditional. Contract liabilities relate to advance consideration received from customers under the terms of our contracts primarily

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

related to cash payments received in advance of satisfaction of the contractual performance obligation. We generally receive payments from customers based upon contractual billing schedules and arrangements.

Contract receivables are recognized in the period the Company performs the agreed upon performance obligations and the Company’s right to consideration becomes unconditional. Payment terms vary by the type and location of our customer and the products or services provided. Payment terms for amounts invoiced are typically net 30 or 60 days. The term between invoicing and when payment is due is not significant.

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with customers for terms that include minimum guarantees which are contractual obligations for payment over a period of time that may extend past one year at a variable rate of payment – based on sales or collections. These minimum guarantees are generally collectible via royalty payments at an agreed rate which are collected on a monthly or quarterly basis. Contractual arrangements containing minimum guarantees are evaluated on a contract by contract basis for the need for present value treatment. As of the financial statement date no material arrangements requiring financing treatment have been identified.

The Company records deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2020.

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

The compensation expense associated with stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2020 and 2019, the Company recognized $198,023 and $250,097, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized $411,608 and $440,944, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

The company did not have any stock option grants, forfeitures, exercises or expirations during the six months ended June 30, 2020.

Stock options as of June 30, 2020 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000
Outstanding at June 30, 2020	1,032,500	$7.73	2.79	$137,250
Vested and exercisable at June 30, 2020	785,833	$7.49	2.24	$137,250

As of June 30, 2020 the Company had unrecognized pre-tax compensation expense of $1,018,493 related to non-vested stock options under the Plan of which $376,860, $582,347 and $59,286 will be recognized in 2020, 2021 and 2022, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
Weighted Average Assumptions:	2020	2019
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	56.0%
Expected term (years)	5	5
Risk-free interest rate	2.22%	2.23%
Exercise price per stock option	$7.73	$7.77
Market price per share	$7.27	$7.34
Weighted average fair value per stock option	$3.51	$3.55

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

vesting period. For the three months ended June 30, 2020 and 2019, the Company recognized non-cash share-based compensation expense relating to stock grants of $31,250 and $25,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized non-cash share-based compensation expense relating to stock grants of $62,500 and $50,000, respectively

Note 7 - Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method.

Basic and diluted earnings per share are computed as follows:

	Three Months Ended June 30,
	2020	2019
Net loss available to common stockholders	$(10,010,127)	$(5,916,077)
Basic weighted-average shares outstanding	12,007,428	11,984,296
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options(a)	—	—
Assumed issuance of shares from exercise of warrants(a)	—	—

Diluted weighted-average shares outstanding(a)	12,007,428	11,984,296

Loss per share:
Basic and diluted	$(0.83)	$(0.49)

(a)   For the three months ended June 30, 2020 and 2019, common stock equivalents totaling 83,282 and 147,244, respectively, were excluded from                          the calculation of diluted loss per share because their effect is anti-dilutive.

	Six Months Ended June 30,
	2020	2019
Net loss available to common stockholders	$(21,437,507)	$(9,292,814)
Basic weighted-average shares outstanding	12,006,013	11,977,557
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options(a)	—	—
Assumed issuance of shares from exercise of warrants(a)	—	—

Diluted weighted-average shares outstanding(a)	12,006,013	11,977,557

Loss per share:
Basic and diluted	$(1.79)	$(0.78)

(a)   For the six months ended June 30, 2020 and 2019, common stock equivalents totaling 91,829 and 107,054, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Programming Costs

Programming costs and rights, consists of the following:

	June 30,	December 31,
	2020	2019
Programming costs released	$22,344,720	$21,254,720
In production	—	991,277
In development	3,267,613	1,896,209
Accumulated depreciation	(9,746,686)	(9,682,935)
Programming costs, net	15,865,647	14,459,271

Programming rights	1,155,364	1,155,364
Accumulated depreciation	(602,703)	(501,061)
Programming rights, net	552,661	654,303

Total	$16,418,308	$15,113,574

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

Amortization expense related to episodic television programs was $6,873 and $34,640 for the three months ended June 30, 2020 and 2019, respectively, and $63,751 and $96,437 for the six months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020 and 2019, the Company did not record any impairments related to our programming costs.

Programming rights consists of licenses to various titles which the company makes available for streaming on Crackle for an agreed upon license period.

Amortization expense related to programming rights was $47,891 and $173,533 for the three months ended June 30, 2020 and 2019, respectively, and $101,642 and $173,534 for the six months ended June 30, 2020 and 2019, respectively.

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	June 30,	December 31,
	2020	2019
Acquisition costs	$67,926,409	$51,270,615
Accumulated amortization	(26,820,939)	(18,020,466)
Net film library costs	$41,105,470	$33,250,149

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Film library amortization expense was $6,359,392 and $1,389,735 for the three months ended June 30, 2020 and 2019, respectively, and $8,800,473 and $2,260,861 for the six months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020 and 2019, the Company did not record any impairments related to our film library.

Note 10 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	June 30,	December 31,
	2020	2019
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, net, consists of the following:

	June 30,	December 31,
	2020	2019
Acquired customer base, net	$1,431,401	$1,660,425
Non-compete agreement, net	198,813	287,175
Website development, net	194,633	259,510
Crackle Plus customer user base, net	3,311,663	11,259,653
Crackle Plus content rights, net	1,067,669	1,352,381
Crackle brand value, net	15,784,450	17,127,807
Crackle Plus partner agreements, net	3,104,428	3,505,000
	$25,093,057	$35,451,951

Amortization expense was $5,179,447 and $715,501 for the three months ended June 30, 2020 and 2019, respectively, and $10,358,894 and $906,633 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 amortization expense for the next 5 years is expected be:

Remainder of 2020	$5,722,567
2021	4,755,536
2022	4,159,440
2023	3,774,138
2024	2,987,143
Thereafter	3,694,233
Total	$25,093,057

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill consists of the following:

	June 30,	December 31,
	2020	2019
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
	$21,448,106	$21,448,106

There was no impairment recorded related to goodwill and intangible assets in the three and six months ended June 30, 2020 and 2019, respectively.

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

On June 19, 2020, the Company entered into the First Amendment and Waiver to the Amended and Restated Loan Agreement (“Amendment”), pursuant to which Patriot Bank waived certain defaults under the Amended and Restated Loan Agreement, the Company agreed to furnish certain financial reports to Patriot Bank and Patriot Bank acknowledged the Company’s intention to consummate an underwritten public offering of bonds and use a portion of the proceeds of such offering to repay in full the outstanding obligations under the Amended and Restated Loan Agreement.

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

Long-term debt for the periods presented was as follows:

	June 30,	December 31,
	2020	2019
Commercial Loan	$13,600,000	$15,200,000
Revolving Credit Facility	5,000,000	5,000,000
Total debt	18,600,000	20,200,000
Less: debt issuance costs	169,219	189,525
Less: current portion	3,200,000	3,200,000
Total long-term debt	$15,230,781	$16,810,475

The Amended and Restated Loan Agreement includes customary financial covenants, restrictions and interest rate covenants including delivery of financial statements, maintaining an account at Patriot Bank, N.A. with an average balance of $2,500,000 in any trailing 90-day period or the interest rate will increase by 0.50% and maintaining a minimum debt service coverage ratio of 1.25 to 1.0. The Company did not maintain an average balance of $2,500,000 during the 90-day trailing period ended March 31, 2020 and did not cure such failure as of June 30, 2020, and as a result the interest rate remained at 6.25%. The Company was in compliance with all other covenants as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

Remainder of 2020	$1,600,000
2021	3,200,000
2022	8,200,000
2023	3,200,000
2024	2,400,000
$18,600,000

Note 12 – Income Taxes

The Company’s current and deferred income tax provision (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current provision:
States	$18,000	$83,000	67,000	110,000
Total current provision	18,000	83,000	67,000	110,000
Deferred provision:
Federal	—	(247,000)	—	(590,000)
States	—	(89,000)	—	(211,000)
Total deferred provision	—	(336,000)	—	(801,000)
Total provision for income taxes	$18,000	$(253,000)	$67,000	$(691,000)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$12,333,000	$9,680,000
Acquisition-related costs	723,000	723,000
Film library and other intangibles	5,504,000	3,769,000
Deferred state taxes	34,000	34,000
Less: valuation allowance	(15,646,000)	(11,243,000)
Total deferred tax assets	2,948,000	2,963,000
Deferred tax liabilities:
Programming costs	2,834,000	2,820,000
Other assets	114,000	143,000
Total deferred tax liabilities	2,948,000	2,963,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $45,808,000, $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $35,161,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $2,098,000 and $0 in the three months ended June 30, 2020 and 2019, respectively. The deferred tax asset valuation allowance increased by $4,403,000 and $104,000 in the six months ended June 30, 2020 and 2019, respectively.

Note 13 – Related Party Transactions

At June 30, 2020 and December 31, 2019, the Company is owed $4,996,754 and $7,642,432, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

For the three months ended June 30, 2020 and 2019, the Company recorded management fee expense of $676,027 and $597,760, respectively, and $1,338,230 and $707,395 for the six months ended June 30, 2020 and 2019, respectively, payable to CSS.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended June 30, 2020 and 2019, the Company recorded total license fee expense (including for marketing support) of $676,027 and $597,760, respectively, and $1,338,231 and $707,395 for the six months ended June 30, 2020 and 2019, respectively, payable to CSS.

Note 14 - Commitments and Contingencies

Operating Leases

The Company is obligated under non-cancellable lease agreements for certain facilities and services, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as lease obligations. Lease obligations due within one year are included in accounts payable and accrued expenses on our condensed consolidated balance sheets. These leases expire at various points through 2031.

During May 2020, a technology platform vendor discontinued operations prior to the completion of the contractual service period. As a result, the Company was relieved of its multi-year commitment which extended through May 2022 of approximately $9,800,000 as of June 30, 2020. This commitment relief has been reflected in the below future minimum payments table.

Rent expense related to these leases was $436,007 and $113,210 for the three months ended June 30, 2020 and 2019, respectively, and $914,308 and $226,418 for the six months ended June 30, 2020 and 2019, respectively.

Content Obligations

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation.  Based on those contractual arrangements, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred.  These commitments which are expected to be fulfilled in the normal course of business have been included below.  An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the condensed consolidated balance sheet.  The Company does not include any estimated obligation for these future titles beyond the known minimum amount.

Future minimum payments under non-cancelable operating leases and content agreements as of June 30, 2020 were as follows:

Remainder of 2020	3,411,851
2021	6,665,120
2022	2,022,085
2023	1,269,773
2024	1,295,168
2025 - 2031	8,862,909
Total minimum lease payments	$23,526,906

Legal and Other Matters

The Company is not presently a party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, financial condition, operating results, or cash flows. However, legal proceedings

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on its business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations.

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

Net revenue generated in the United States accounted for approximately 99% of total net revenue for the three and six months ended June 30, 2020 and 2019, respectively. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States

Note 17 – Subsequent Events

COVID-19

There are many uncertainties regarding the current novel coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees,  vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s second fiscal quarter ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results in the future throughout the duration of the pandemic due to numerous uncertainties around the entertainment industry particularly around production and advertising investments created by the effects of the pandemic. Some clients have responded to the current economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. In addition, many businesses have adjusted, reduced or suspended operating activities, which could negatively

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

impact the markets we serve. All of the foregoing may impact our business, financial condition, results of operations and forward-looking expectations.

In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, travel has been severely curtailed and many of our productions remain paused or continue to experience disruption, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content.

In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to impact business activity across the globe. While we have observed demand increases for our services in the first half of 2020, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, vendors, and partners.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.  The Company will continuously evaluate the impact of the COVID-19 pandemic to respond and adjust accordingly.

Private Placement of Common Stock

On July 23, 2020, the Company, entered into a subscription agreement with Cole Investments IX, LLC pursuant to which the Company agreed to issue and sell to Cole Investments IX, LLC in a private placement an aggregate of 625,000 unregistered shares of the Company’s Class A Common Stock, par value $0.0001 at a price of $8.00 per share, generating gross proceeds to the Company of $5,000,000.

Prepayment and Amendment to subsidiary Landmark Studio Group Revolving Credit Facility

On July 23, 2020, the Company, Cole Investments VII, LLC, David Ozer, Legend Capital Management, LLC, and Kevin Duncan, each members of Landmark Studio Group, LLC (“Landmark”), entered into an Agreement and Addendum to the Credit Agreement and Operating Agreement of Landmark, each dated as of September 27, 2019, pursuant to which the Company agreed to cause Landmark to prepay $2,500,000 of the outstanding principal amount under the Credit Agreement on such date, accelerate the maturity date of the Credit Agreement by approximately one year to October 11, 2021, and to unconditionally guarantee to Cole Investments VII, LLC the obligations of Landmark to pay, when and as due, the principal and interest due under the Credit Agreement. As a result of such prepayment, the aggregate principal amount of the commitment under the Credit Agreement was permanently reduced to $2,500,000. In consideration of the Company’s guarantee of Landmark’s obligations under the Credit Agreement, David Ozer transferred to the Company 2,500 common units of Landmark, increasing the Company’s ownership interest in Landmark from 51% to 53.5%.

Closing of $22.1 Million of Notes Due 2025; Repayment of Patriot Bank Commercial Loan

On July 17, 2020, the Company completed its underwritten public offering of $21,000,000 aggregate principal amount of its 9.50% Notes due 2025 (the “Notes”), pursuant to an Underwriting Agreement, dated as of July 13, 2020 (the “Underwriting Agreement”), between the Company and Ladenburg Thalmann & Co. Inc., as representative of the underwriters. On August 5, 2020, the Company consummated the sale of an additional $1,100,000 aggregate principal amount of Notes pursuant to the underwriters’ partial exercise of their overallotment option.

The Notes were offered and sold pursuant to a prospectus, dated July 13, 2020, which is part of the Company’s registration statement on Form S-1 (Registration No. 333-239198) declared effective by the Securities and Exchange Commission on

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

July 10, 2020.  Ladenburg Thalmann and National Securities Corporation acted as joint bookrunning managers of the offering, and Benchmark Company and Northland Capital Markets acted as lead managers of the offering.

The Notes were issued under a base indenture and a supplemental indenture, each dated as of July 17, 2020 (the “Base Indenture” and “Supplemental Indenture,” respectively, and together, the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Notes bear interest from July 17, 2020 at the rate of 9.50% per annum, payable every March 31, June 30, September 30, and December 31, and at maturity, beginning September 30, 2020. The Notes mature on July 31, 2025.

The sale of the Notes resulted in net proceeds of approximately $20,995,000 after deducting underwriting discounts and commissions of approximately $1,105,000.  On July 17, 2020 the Company used approximately $13,300,000 of the net proceeds from the offering to repay the entirety of the outstanding principal and unpaid accrued interest under the Amended and Restated Loan Agreement with Patriot Bank, N.A. The Company will have broad discretion with respect to the use of the remaining proceeds of the offering, which may include using of some or all of such remaining proceeds to pay certain obligations to Sony Pictures Television Inc. or its affiliates that may otherwise be payable in shares of the Series A Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	the outbreak of the novel coronavirus, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties our financial performance, including our ability to generate revenue;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;

●	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

You should refer to the “Risk Factors” section of the Annual Report on Form 10-K, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the report on Form 10-K for the year ended December 31, 2019, completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

We operate streaming video-on-demand networks (VOD). The Company owns a majority stake in Crackle Plus, a company formed with an affiliate of Sony Pictures Television Inc., which owns and operates a variety of ad-supported and subscription-based VOD networks including Crackle, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. The Company also acquires and distributes video content through its Screen Media subsidiary and produces long and short-form original content through subsidiaries and outside partnerships. The content acquired or produced by the Company is sometimes used exclusively on the Company’s networks and is generally also sold to others with the goal of providing our networks access to original and exclusive AVOD content at a lower cost and to generate additional revenue and operating cash flow for the Company.

We operate one reportable segment across two operations areas:

●	Online Networks: In this operations area, we distribute and exhibit VOD content directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD Crackle Plus networks. We also distribute our own and third-party owned content to end viewers across various digital platforms through our SVOD network, Pivotshare. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and subscription revenue from consumers.
●	Television and Film Distribution and Production: In this operations area, we distribute movies and television series worldwide, through Screen Media, to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

We have distribution licensing agreements with numerous VOD services across all major platforms, such as cable and satellite VOD and Internet VOD, which includes TVOD for rentals or purchases of films, AVOD for free-to-viewer streaming of films supported by advertisements and SVOD for unlimited access to films for a monthly fee. Our cable and satellite VOD distribution agreements include those with DirecTV, Cablevision (Altice USA), Verizon and In Demand (owned by Comcast, Charter and Time Warner Cable-Spectrum). Our Internet VOD distribution agreements include agreements with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony, Vudu, Plex, Xfinity Flex, and Fubo TV, among others. We have expanded our international distribution capabilities in connection with the acquisition of the Foresight library.

Screen Media’s distribution capabilities across all media give us the ability to monetize various rights to our produced and co-produced television series and films directly, including our content that will be produced through Landmark Studio Group (“Landmark”). The cost savings from Screen Media’s distribution capabilities enhance our revenue and profits from our produced or co-produced content. Furthermore, Screen Media supports the programming and content needs of our AVOD networks. The ability to monetize film and TV rights through Screen Media gives us the ability to retain exclusive AVOD rights for some of our acquired or produced films or television series on a cost advantaged basis.

Our approach to content production is focused primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners. In October 2019, we launched Landmark, our first production co-venture subsidiary. Landmark is a fully integrated entertainment company focused on ownership, development, and production of quality entertainment franchises. Landmark develops, produces, distributes and owns all the intellectual property (IP) it creates, building a valuable library. The studio is independent, with the ability to sell its content to any network or platform, while also developing and producing original content for Crackle Plus. Landmark controls all worldwide rights and distributes those rights exclusively through Screen Media. We plan to enter into other similar co-production arrangements going forward. We will only occasionally produce programming internally.

Since our inception in January 2015, our business has grown rapidly. Summary data is as follows:

For the three months ended June 30, 2020 and 2019, our gross revenue was approximately $13.9 million and $12.2 million, respectively, and $28.0 million and $14.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in gross revenue was primarily due to significant growth in our distribution and production operations area.

Our Adjusted EBITDA for the three months ended June 30, 2020 and 2019 was $2.7 million and $1.3 million, respectively, and $4.7 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.  As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

Recent Developments

COVID-19

There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees,  vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s second fiscal quarter ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results in the future throughout the duration of the pandemic due to numerous uncertainties around the entertainment industry particularly around production and advertising investments created by the effects of the pandemic. Some clients have responded to the current economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. In addition, many businesses have adjusted, reduced or suspended operating activities, which could negatively impact the markets we serve. All of the foregoing may impact our business, financial condition, results of operations and forward-looking expectations.

In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, travel has been severely curtailed and many of our productions remain paused or continue to experience disruption, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content.

In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to impact business activity across the globe. While we have observed demand increases for our services in the first half of 2020, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, vendors, and partners.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.  The Company will continuously evaluate the impact of the COVID-19 pandemic to respond and adjust accordingly.

Private Placement of Common Stock

On July 23, 2020, the Company, entered into a subscription agreement with Cole Investments IX, LLC pursuant to which the Company agreed to issue and sell to Cole Investments IX, LLC in a private placement an aggregate of 625,000 unregistered shares of the Company’s Class A Common Stock, par value $0.0001 at a price of $8.00 per share, generating gross proceeds to the Company of $5.0 million.

Prepayment and Amendment to subsidiary Landmark Studio Group Revolving Credit Facility

On July 23, 2020, the Company, Cole Investments VII, LLC, David Ozer, Legend Capital Management, LLC, and Kevin Duncan, each members of Landmark, entered into an Agreement and Addendum to the Credit Agreement and Operating Agreement of Landmark, each dated as of September 27, 2019, pursuant to which the Company agreed to cause Landmark to prepay $2.5 million of the outstanding principal amount under the Credit Agreement on such date, accelerate the maturity date of the Credit Agreement by approximately one year to October 11, 2021, and to unconditionally guarantee to Cole Investments VII, LLC the obligations of Landmark to pay, when and as due, the principal and interest due under the Credit Agreement. As a result of such prepayment, the aggregate principal amount of the commitment under the Credit Agreement was permanently reduced to $2.5 million. In consideration of the Company’s guarantee of Landmark’s obligations under the Credit Agreement, David Ozer transferred to the Company 2,500 common units of Landmark, increasing the Company’s ownership interest in Landmark from 51% to 53.5%.

Closing of $22.1 Million of Notes Due 2025; Repayment of Patriot Bank Commercial Loan

On July 17, 2020, the Company completed its underwritten public offering of $21.0 million aggregate principal amount of its 9.50% Notes due 2025 (the “Notes”), pursuant to an Underwriting Agreement, dated as of July 13, 2020 (the “Underwriting Agreement”), between the Company and Ladenburg Thalmann & Co. Inc., as representative of the underwriters. On August 5, 2020, the Company consummated the sale of an additional $1.1 million aggregate principal amount of Notes pursuant to the underwriters’ partial exercise of their overallotment option.

The sale of the Notes resulted in net proceeds of approximately $21.0 million after deducting underwriting discounts and commissions of approximately $1.1 million. The Company used approximately $13.3 million of the net proceeds from the offering to repay the entirety of the outstanding principal and unpaid accrued interest under the Amended and Restated Loan Agreement with Patriot Bank, N.A. The Company will have broad discretion with respect to the use of the remaining proceeds of the offering, which may include using of some or all of such remaining proceeds to pay certain obligations to Sony Pictures Television Inc. or its affiliates that may otherwise be payable in shares of the Series A Preferred Stock.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the three  and six months ended June 30, 2020 and 2019, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended June 30,
	2020	2019
Net loss available to common stockholders	$(10,010,127)	$(5,916,077)
Preferred dividends	974,272	797,981
Provision for income taxes	18,000	(253,000)
Other taxes	51,240	50,465
Interest expense(a)	333,903	146,359
Film library and program rights amortization(b)	6,407,283	1,563,268
Share-based compensation expense(c)	229,273	275,097
Acquisition-related costs(d)	—	2,258,801
Reserve for bad debt and video returns	812,741	218,111
Amortization and depreciation(e)	5,496,972	729,991
Other non-operating income, net(f)	(4,331,409)	(12,024)
Transitional expenses(g)	2,239,876	1,241,353
All other nonrecurring costs	469,392	162,901
Adjusted EBITDA	$2,691,416	$1,263,226

	Six Months Ended June 30,
	2020	2019
Net loss available to common stockholders	$(21,437,507)	$(9,292,814)
Preferred dividends	1,948,544	1,401,288
Provision for income taxes	67,000	(691,000)
Other Taxes	104,651	331,675
Interest expense(a)	663,028	287,482
Film library and program rights amortization(b)	8,902,115	2,434,394
Share-based compensation expense(c)	474,108	490,944
Acquisition-related costs(d)	98,926	2,656,736
Reserve for bad debt & video returns	2,534,336	518,514
Amortization and depreciation(e)	10,701,700	935,614
Other non-operating income, net(f)	(4,337,847)	(25,549)
Transitional expenses(g)	4,353,345	1,241,353
All other nonrecurring costs	656,340	187,056
Adjusted EBITDA	$4,728,739	$475,693

(a)	Includes amortization of deferred financing costs of $10,154 and $25,823 for the three months ended June 30, 2020 and 2019, respectively, and $20,306 and $51,647 for the six months ended June 30, 2020 and 2019, respectively.
(b)	Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan, as well as common stock grants issued to employees, non-employee directors and third-party consultants.
(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.

(f)	Other non-operating income is primarily comprised of various extinguished liabilities as part of a settlement, see Results of Operations for further detail.
(g)	Represents transitional related expenses primarily associated with the Crackle Plus business combination and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2019

Revenue

The following table presents revenue line items for the three months ended June 30, 2020 and 2019 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$5,360,693	40%	$10,009,078	84%	$(4,648,385)	(46)%
Distribution and Production	8,537,956	63%	2,202,451	18%	6,335,505	288%
Total revenue	13,898,649	103%	12,211,529	102%	1,687,120	14%
Less: returns and allowances	(378,109)	(3)%	(241,047)	(2)%	(137,062)	57%
Net revenue	$13,520,540	100%	$11,970,482	100%	$1,550,058	13%

Our net revenue increased by $1.6 million for the three months ended June 30, 2020 compared to 2019. This increase in net revenue was primarily due to the $6.3 million increase in Distribution and Production revenue resulting primarily from TVOD and video distribution revenue, driven by the strong performance of our film library content, as further described below.

Online Network revenue

Our online networks revenue decreased by $4.6 million for the three months ended June 30, 2020 compared to 2019. The decrease of $4.6 million was primarily due to a $3.3 million decrease in advertisement representation revenue primarily due to the discontinued operations of one ad rep partner, $0.9 million increase in AVOD distribution revenue share driven by an increase in original and owned content viewership and a $0.4 million net combined decrease in various other online networks revenues. The Crackle network accounted for 93% of our online networks revenues, driven by the delivery of advertisements during the viewing of full-length movies, television shows and original programming on our platform.

Distribution and Production revenue

Distribution and production revenues increased by $6.3 million for the three months ended June 30, 2020 compared to 2019, primarily due to a $3.5 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure, a film we acquired in connection with the acquisition of the Foresight Unlimited film library, $0.9 million increase in AVOD distribution revenue driven by our original and owned content and a $2.1 million increase in TVOD and internet streaming revenue, offset by a net combined $0.2 million decrease in other distribution and production revenues.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$54,764	1%	$208,173	2%	$(153,409)	(74)%
Film library amortization	6,359,392	47%	1,389,735	12%	4,969,657	358%
Revenue share and partner fees	1,719,544	13%	3,990,764	33%	(2,271,220)	(57)%
Distribution and platform costs	4,799,845	35%	2,733,322	23%	2,066,523	76%
Total cost of revenue	$12,933,545	96%	$8,321,994	70%	$4,611,551	55%
Gross profit	$586,995		$3,648,488		$(3,061,493)	(84)%
Gross profit margin	4%		30%

Our cost of revenue increased by $4.6 million for the three months ended June 30, 2020 compared to 2019. This increase was primarily due to a $5.0 million increase in film library amortization as a result of the $6.3 million increase in distribution revenue and a $2.1 million increase in distribution and platform costs primarily driven by the formation of the Crackle Plus network during May of 2019, offset by a $2.3 million decrease in revenue share and partner fees as a result of the $3.3 million decrease in advertisement representation revenue primarily driven by the discontinued operations of one ad rep partner and a $0.2 million decrease in programming costs amortization.

Operating Expenses

The following table presents operating expense line items for the three months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$7,052,776	52%	$4,700,424	39%	$2,352,352	50%
Amortization and depreciation	5,241,415	39%	729,991	6%	4,511,424	* %
Management and license fees	1,352,054	10%	1,195,520	10%	156,534	13%
Total operating expenses	$13,646,245	101%	$6,625,935	55%	$7,020,310	106%

*Not meaningful

Our total operating expenses were 101% of net revenue for the three months ended June 30, 2020 and 2019 compared to 55% in the same period in 2019 and increased in absolute dollars by $7.0 million primarily as a result of our operating growth in the formation of the Crackle Plus network which has resulted in increased amortization and depreciation. Excluding amortization and depreciation, operating expenses were 62% and 49% of net revenue for the three months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expenses increased by $2.4 million for the three months ended June 30, 2020 compared to 2019. The increase is primarily due to a $1.0 million increase in payroll, benefits and commissions expense and other operating expenses driven by the Company’s growth in headcount discussed in the following selling, general and administrative section.

Amortization and depreciation expense increased by $4.5 million for the three months ended June 30, 2020 compared to 2019. The increase is primarily due to the amortization of intangible assets formed as a result of the Crackle Plus acquisition in May 2019.

The management and license fee increased $0.2 million or 13% for the three months ended June 30, 2020 compared to 2019. The increase is due to and in line with the $1.6 million or 13% increase in net revenue for the three months ended June 30, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	June 30,		Change
	2020	2019	Period over Period
Payroll, benefits and commissions	$3,903,792	$2,911,668	$992,124	34%
Share-based compensation	229,273	275,097	(45,824)	(17)%
Outside professional services	1,110,391	480,467	629,924	131%
Public company costs and expenses	186,758	94,627	92,131	97%
Bad debt expense	434,632	(22,935)	457,567	* %
Other costs and expenses	1,187,930	961,500	226,430	24%
	$7,052,776	$4,700,424	$2,352,352	50%

*Not meaningful

Our selling, general and administrative expenses increased by $2.4 million for the three months ended June 30, 2020 compared to 2019. This increase is primarily due to a $1.0 million increase in payroll, benefits and commissions expense, $0.6 million increase in outside professional services, $0.5 million increase in bad debt expense and a $0.3 million combined residual increase in other overhead costs and expenses.

Our payroll, benefits and commission expense increased by $1.0 million for the three months ended June 30, 2020 compared to 2019. This increase is primarily due to a 14% increase in headcount as a result of the Crackle Plus acquisition.

Outside professional services increased by $0.6 million for the three months ended June 30, 2020 compared to 2019. This increase is primarily related to a $0.4 million increase in legal expenses and a $0.2 million increase in accounting expenses as a result of the period over period growth in the business.

Bad debt expense increased $0.5 million for the three months ended June 30, 2020 compared to 2019 as a result of reserving certain aged customer balances within our Distribution and Production operations area.

Other costs and expenses increased by $0.2 million in the three months ended June 30, 2020 compared to 2019. This increase is primarily related to a $0.3 million increase in rent driven by the period over period growth in the business, offset by $0.1 million net combined decrease in other costs and expenses primarily driven by decreased travel and entertainment expenses as a result of the COVID-19 pandemic.

Public company costs and expenses increased $0.1 million for the three months ended June 30, 2020 compared to 2019. This increase was primarily related to investor relations fees and other public company related costs incurred during the period.

Share-based compensation decreased $0.1 million for the three months ended June 30, 2020 compared to 2019. The decrease is primarily related to stock option grants issued under the Long Term Incentive Plan becoming fully vested during the period.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended June 30, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended June 30, 2020 and 2019.

Interest Expense

For the three months ended June 30, 2020 and 2019, our interest expense was comprised primarily of interest incurred on the commercial loan and revolving credit facility.

The following table presents interest expense for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Commercial Loan	$222,639	$120,536
Revolving credit facility	101,110	—
Amortization of deferred financing costs	10,154	25,823
	$333,903	$146,359

Interest expense increased $0.2 million for the three months ended June 30, 2020 compared to 2019. The increase is primarily related to amending the commercial loan in August 2019, pursuant to which our existing commercial loan of $5.0 million and line of credit of $3.5 million were consolidated and combined into a term loan of $16.0 million, bearing an initial interest rate of 5.75% per annum (which increased to 6.25% in March 2020 due to not maintaining a minimum cash deposit with Patriot Bank). In addition, we entered into a revolving credit facility with Cole Investments VII, LLC in connection with the creation of our Landmark Studio Group subsidiary in October 2019. The revolving credit facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum.

Acquisition Related Costs

For the three months ended June 30, 2020 and 2019 acquisition related costs, including legal, accounting and investment advisory fees totaled $0.0 million and $2.3 million, respectively. The $2.3 million decrease in acquisition related costs is primarily related to costs incurred in the prior period 2019 related to the formation of Crackle Plus, while in the current period we had no such acquisition.

Other Non-Operating Income, net

For the three months ended June 30, 2020 and 2019 other non-operating income was $4.3 million and $0.1 million, respectively.  Other non-operating income is primarily comprised of $5.4 million in extinguished liabilities as part of a settlement agreement with a technology platform vendor which discontinued operations prior to the completion of the contractual service period. Other income was offset by $1.1 million in other non-operating expenses related to a Crackle Plus partner settlement and realized and unrealized losses on marketable securities.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended June 30, 2020 and 2019.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2019

Revenue

The following table presents revenue line items for the six months ended June 30, 2020 and 2019 and for the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$14,386,403	54%	$10,744,342	76%	$3,642,061	34%
Distribution and Production	13,630,745	51%	3,992,685	28%	9,638,060	241%
Total revenue	28,017,148	105%	14,737,027	104%	13,280,121	90%
Less: returns and allowances	(1,252,535)	(5)%	(573,391)	(4)%	(679,144)	118%
Net revenue	$26,764,613	100%	$14,163,636	100%	$12,600,977	89%

Our net revenue increased by $12.6 million for the six months ended June 30, 2020 compared to 2019. This increase in net revenue was primarily due to the $9.6 million increase in Distribution and Production revenue resulting primarily from TVOD and video distribution revenue increases driven by strong performance by our film library content, as further described below.

    Online Network revenue

Our online networks revenue increased by $3.6 million for the six months ended June 30, 2020 compared to 2019. The increase of $3.6 million was primarily due to the acquisition of the Crackle Plus network which accounted for 94% of our online networks revenues, driven by the delivery of advertisements during the viewing of full length movies, television shows and original programming on our platform.

Distribution and Production revenue

Distribution and production revenues increased by $9.6 million for the six months ended June 30, 2020 compared to 2019, primarily due to a $5.8 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure, a film we acquired in connection with the acquisition of the Foresight Unlimited film library, $2.5 million increase in TVOD and internet streaming revenue and a $1.8 million increase in AVOD distribution revenue driven by our original and owned content, offset by a $0.5 million decrease in production revenue due to the lack of production of content in the current year primarily due to the COVID-19 pandemic.

Cost of Revenue

The following table presents cost of revenue line items for the six months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$165,393	1%	$269,971	2%	$(104,578)	(39)%
Film library amortization	8,800,473	33%	2,260,861	16%	6,539,612	289%
Revenue share and partner fees	4,210,337	15%	3,990,764	28%	219,573	6%
Distribution and platform costs	9,667,732	36%	3,432,499	24%	6,235,233	182%
Total cost of revenue	$22,843,935	85%	$9,954,095	70%	$12,889,840	129%
Gross profit	$3,920,678		$4,209,541
Gross profit margin	15%		30%

Our cost of revenue increased by $12.9 million for the six months ended June 30, 2020 compared to 2019. This increase was primarily due to a $6.5 million increase in film library amortization as a result of the $9.6 million increase in distribution revenue, a $6.2 million increase in distribution and platform costs and a $0.2 million increase in revenue share and partner fees.

Operating Expenses

The following table presents operating expense line items for the six months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$13,892,673	52%	$7,522,481	53%	$6,370,192	85%
Amortization and depreciation	10,446,143	39%	935,614	7%	9,510,529	* %
Management and license fees	2,676,461	10%	1,414,790	10%	1,261,671	89%
Total operating expenses	$27,015,277	101%	$9,872,885	70%	$17,142,392	174%

*Not meaningful

Our total operating expenses were 101% of net revenue for the six months ended June 30, 2020 and 2019 compared to 70% in the same period in 2019 and increased in absolute dollars by $17.1 million. Excluding amortization and depreciation, operating expenses were 62% and 63% of net revenue for the six months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expenses increased by $6.4 million for the six months ended June 30, 2020 compared to 2019. The increase is primarily due to a $2.9 million increase in payroll, benefits and commissions expense and other operating expenses discussed in the following selling, general and administrative section.

Amortization and depreciation expense increased by $9.5 million for the six months ended June 30, 2020 compared to 2019. The increase is primarily due to the amortization of intangible assets formed as a result of the Crackle Plus acquisition in May 2019.

The management and license fee increased $1.3 million or 89% for the six months ended June 30, 2020 compared to 2019. The increase is due to and in line with the $12.6 million or 89% increase in net revenue for the six months ended June 30, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended
	June 30,		Change
	2020	2019	Period over Period
Payroll, benefits and commissions	$7,272,927	$4,334,909	$2,938,018	68%
Share-based compensation	474,108	490,944	(16,836)	(3)%
Outside professional services	1,698,034	742,011	956,023	129%
Public company costs and expenses	289,336	151,249	138,087	91%
Bad debt expense	1,281,801	(54,877)	1,336,678	* %
Other costs and expenses	2,876,467	1,858,245	1,018,222	55%
	$13,892,673	$7,522,481	$6,370,192	85%

*Not meaningful

Our selling, general and administrative expenses increased by $6.4 million for the six months ended June 30, 2020 compared to 2019. This increase is primarily due to a $2.9 million increase in payroll, benefits and commissions expense, $1.3 million increase in bad debt expense and $1.0 million increase in outside professional services and other cost and expenses, respectively.

Our payroll, benefits and commission expense increased by $2.9 million for the six months ended June 30, 2020 compared to 2019. This increase is primarily due to a 14% increase in headcount as a result of the Crackle Plus acquisition.

Bad debt expense increased $1.3 million for the six months ended June 30, 2020 compared to 2019 as a result of reserving certain aged customer balances within our Distribution and Production operation area.

Other costs and expenses increased by $1.0 million for the six months ended June 30, 2020 compared to 2019. This increase is primarily related to a $0.7 million increase in rent and a $0.3 million increase in marketing.

Outside professional services increased by $1.0 million in the six months ended June 30, 2020 compared to 2019. This increase is primarily related to a $0.6 million increase in legal fees, $0.2 million increase in consulting expenses and $0.2 million increase in accounting expenses as a result of the period over period growth in the business.

Public company costs and expenses increased $0.1 million for the six months ended June 30, 2020 compared to 2019. This increase was primarily related to investor relations fees.

Share-based compensation decreased $0.1 million for the six months ended June 30, 2020 compared to 2019. The decrease is primarily related to stock option grants issued under the Long Term Incentive Plan becoming fully vested during the period.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the six months ended June 30, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the six months ended June 30, 2020 and 2019.

Interest Expense

For the six months ended June 30, 2020 and 2019, our interest expense was comprised primarily of interest incurred on the commercial loan and revolving credit facility.

The following table presents interest expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Commercial Loan	$440,500	$235,835
Revolving credit facility	202,222	—
Amortization of deferred financing costs	20,306	51,647
	$663,028	$287,482

Interest expense increased $0.4 million for the six months ended June 30, 2020 compared to 2019. The increase is primarily related to amending the commercial loan in August 2019, pursuant to which our existing commercial loan of $5.0 million and line of credit of $3.5 million were consolidated and combined into a term loan of $16.0 million, bearing an interest rate of 6.25%. In addition, we entered into a revolving credit facility with Cole Investments VII, LLC in connection with the creation of our Landmark Studio Group subsidiary in October 2019. The Revolving Credit Facility consists of a revolving line of credit in the amount of $5,000,000 and bears interest of 8% per annum.

Acquisition Related Costs

For the six months ended June 30, 2020 and 2019 acquisition related costs, including legal, accounting and investment advisory fees totaled $0.1 million and $2.7 million, respectively. The $2.6 million decrease in acquisition related costs is primarily related to costs incurred in the prior period 2019 related to the formation of Crackle Plus while in the current year we had no such acquisition.

Other Non-Operating Income, net

For the six months ended June 30, 2020 and 2019 other non-operating income was $4.3 million and $0.1 million, respectively.  Other non-operating income is primarily comprised of $5.4 million in extinguished liabilities as part of a settlement agreement with a technology platform vendor which discontinued operations prior to the completion of the contractual service period. Other income was offset by other non-operating expenses related to a Crackle Plus partner settlement and realized and unrealized losses on marketable securities.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the six months ended June 30, 2020 and 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of June 30, 2020, we had cash and cash equivalents of $4.7 million. Our total commercial loan principal outstanding was $13.6 million as of June 30, 2020. In addition, the Company has an outstanding revolving credit facility in the amount of $5.0 million as of June 30, 2020.

Preferred Stock Dividend

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through June 30, 2020. Total dividends paid from January through the date of this report were approximately $1.9 million.

Cash Flows

Our cash and cash equivalents balance was $4.7 million as of June 30, 2020 and $6.5 million as of December 31, 2019.

Cash flow information for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by:
Operating activities	$(836,428)	$(6,005,953)
Investing activities	2,592,887	(3,898,487)
Financing activities	(3,548,544)	7,907,695
Net decrease in cash and cash equivalents	$(1,792,085)	$(1,996,745)

Operating Activities

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2020.  Net cash used in operating activities was $6.0 million for the six months ended June 30, 2019.  The decrease in cash used in operating activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to a $3.2 million increase related to the effect of changes in operating assets and liabilities and a $2.0 million decrease in net loss adjusted for the exclusion of non-cash items.

The net loss adjusted for the exclusion of non-cash items was approximately $2.2 million for the six months ended June 30, 2020 as compared to net loss adjusted for the exclusion of non-cash expenses of $4.2 million for the six months ended June 30, 2019. The decrease in the net loss adjusted for non-cash expenses was primarily due to a $13.7 million increase in net non-cash items driven by the amortization of intangible assets and film library assets, respectively, offset by an $11.7 million increase in net loss.

The effect of changes in operating assets and liabilities was an increase of $1.4 million for the six months ended June 30, 2020 compared to a decrease of $1.8 million for the six months ended June 30, 2020. The most significant drivers contributing to this increase relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable decreased $9.6 million during the six months ended June 30, 2020 as compared to an increase of $7.4 million during the six months ended June 30, 2019.

●	Changes in the film library asset primarily due to increased premium content investment in our distribution and production operation area. The film library increased $16.7 million for the six months ended June 30, 2020 compared to a $8.1 million increase for the six months ended June 30, 2019.
●	Changes in accrued participation costs primarily due to increased revenues in our distribution and production operation area fueled by the distribution of our premium content and timing of payments. Accrued participation costs increased $7.0 million during the six months ended June 30, 2020 as compared to a decrease of $0.4 million during the six months ended June 30, 2019.
●	Changes in the film library acquisition and programming obligations primarily due to the timing payments and increased content investment in our distribution and production operation area. Film library acquisition and programming obligations increased $2.4 million for the six months ended June 30, 2020 compared to a $2.8 million increase for the six months ended June 30, 2019.
●	Changes in programming costs and rights due to increased content investment in our distribution and production operation area. Programming costs and rights increased $1.5 million for the six months ended June 30, 2020 compared to a $1.5 million increase for the six months ended June 30, 2019.

Investing Activities

For the six months ended June 30, 2020 and 2019, our investing activities provided net cash totaling $2.6 million and required a net use of cash of $3.9 million, respectively. This resulted primarily from a $2.6 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis. Settlements fluctuate period over period due to timing of these liquidity needs.

Financing Activities

For the six months ended June 30, 2020, our financing activities used net cash totaling $3.5 million. This resulted from the payment of scheduled dividend payments to preferred stockholders in the amount of $1.9 million and scheduled debt principal payments on the commercial loan of $1.6 million.

For the six months ended June 30, 2019, our financing activities provided net cash totaling $7.9 million. This resulted primarily from proceeds from the sale of our preferred stock of $10.5 million, offset by the payment of scheduled dividend payments to preferred stockholders in the amount of $1.4 million, payment of stock issuance costs of $0.8 million and scheduled debt principal payments on the commercial loan of $0.5 million.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, June 30, 2020, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. All of our productions are paused, as are productions of third-parties who supply us with content. Other operating partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our Crackle Plus operations as well as our partners for development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our operations. Such pauses cause us to have less new content available on our service, which has had an impact on our revenue and may have a material impact in subsequent quarters, due to reduced consumer demand for and user retention to our services. Temporary operation pauses or permanent shutdowns could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with operating activity.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 13, 2020	(Principal Executive Officer)