Form 10-Q
period 2020-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2020-11-12
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock outstanding as of November 12, 2020 totaled 12,670,884 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	4,856,946
Class B Common Stock, $.0001 par value per share*	7,813,938

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$9,243,315	$6,447,402
Accounts receivable, net of allowance for doubtful accounts of $1,777,744 and $1,531,247, respectively	24,772,024	34,661,119
Prepaid expenses and other current assets	2,985,503	1,173,223
Goodwill	21,448,106	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	20,575,942	35,451,951
Film library, net	36,878,196	33,250,149
Due from affiliated companies	6,081,324	7,642,432
Programming costs and rights, net	20,702,405	15,113,574
Other assets, net	4,794,239	313,585
Total assets	$159,644,997	$167,665,484

LIABILITIES AND EQUITY
Current maturities of commercial loan	$—	$3,200,000
Commercial loan, net of unamortized deferred finance costs of $0 and $189,525, respectively	—	11,810,475
9.50% Notes due 2025, net of unamortized deferred finance costs of $1,059,401 and $0, respectively	21,040,599	—
Notes payable under revolving credit facility	2,500,000	5,000,000
Film acquisition advance	10,210,000	—
Accounts payable and accrued expenses	25,923,748	26,646,390
Ad representation fees payable	3,021,520	12,429,838
Film library acquisition obligations	10,609,186	5,020,600
Programming obligations	6,416,012	7,300,861
Accrued participation costs	12,894,099	5,066,512
Other liabilities	1,777,548	170,106
Total liabilities	94,392,712	76,644,782
Commitments and contingencies (Note 14)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 1,732,139 and 1,599,002 shares issued and outstanding, respectively; redemption value of $43,303,475 and $39,975,050, respectively	173	160
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 4,919,195 and 4,259,920 shares issued, 4,844,960 and 4,185,685 shares outstanding, respectively	492	425
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,813,938 shares issued and outstanding	782	782
Additional paid-in capital	96,498,618	87,610,030
Deficit	(67,182,836)	(32,695,629)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	28,684,500	54,283,039
Subsidiary convertible preferred stock	36,350,000	36,350,000
Noncontrolling interests	217,785	387,663
Total equity	65,252,285	91,020,702
Total liabilities and equity	$159,644,997	$167,665,484

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Online networks	$6,652,562	$14,383,659	$21,038,965	$25,128,001
Distribution and Production	13,318,050	2,662,429	26,948,795	6,655,114
Total revenue	19,970,612	17,046,088	47,987,760	31,783,115
Less: returns and allowances	(608,861)	(255,394)	(1,861,396)	(828,785)
Net revenue	19,361,751	16,790,694	46,126,364	30,954,330
Cost of revenue	14,840,851	13,614,648	37,684,786	23,568,743
Gross profit	4,520,900	3,176,046	8,441,578	7,385,587
Operating expenses:
Selling, general and administrative	9,301,550	6,371,870	23,194,223	13,894,351
Amortization and depreciation	4,576,742	4,695,522	15,022,885	5,631,136
Management and license fees	1,936,175	1,676,303	4,612,636	3,091,093
Total operating expenses	15,814,467	12,743,695	42,829,744	22,616,580
Operating loss	(11,293,567)	(9,567,649)	(34,388,166)	(15,230,993)
Interest expense	659,803	195,881	1,322,831	483,363
Loss on extinguishment of debt	169,219	350,691	169,219	350,691
Acquisition-related costs	—	1,078,637	98,926	3,735,373
Other non-operating income, net	(43,445)	(8,997)	(4,381,292)	(34,546)
Loss before income taxes and preferred dividends	(12,079,144)	(11,183,861)	(31,597,850)	(19,765,874)
Provision for income taxes	26,000	1,248,000	93,000	557,000
Net loss before noncontrolling interests and preferred dividends	(12,105,144)	(12,431,861)	(31,690,850)	(20,322,874)
Net loss attributable to noncontrolling interests	(73,135)	(37,473)	(169,878)	(36,960)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(12,032,009)	(12,394,388)	(31,520,972)	(20,285,914)
Less: preferred dividends	1,017,691	929,387	2,966,235	2,330,675
Net loss available to common stockholders	$(13,049,700)	$(13,323,775)	$(34,487,207)	$(22,616,589)
Net loss per common share:
Basic and diluted	$(1.04)	$(1.11)	$(2.83)	$(1.89)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total

Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$87,854,864	$(44,123,009)	$(632,729)	$36,350,000	$334,809	$79,785,303
Share based compensation - stock options							198,023					198,023
Share based compensation - common stock							31,250					31,250
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(43,889)	(43,889)
Net loss								(9,035,855)				(9,035,855)
Balance, June 30, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$88,084,137	$(54,133,136)	$(632,729)	$36,350,000	$290,920	$69,960,560
Share based compensation - stock options							230,123					230,123
Share based compensation - common stock							116,650					116,650
Stock options exercised			10,000	1			74,999					75,000
Shares issued to directors			6,470	1			(1)					—
Common stock grant			10,000	1			(1)					—
Issuance of common stock			625,000	63			4,999,937					5,000,000
Issuance of preferred stock, net	133,137	13					2,992,774					2,992,787
Dividends								(1,017,691)				(1,017,691)
Net loss attributable to noncontrolling interest											(73,135)	(73,135)
Net loss								(12,032,009)				(12,032,009)
Balance, September 30, 2020	1,732,139	$173	4,919,195	$492	7,813,938	$782	$96,498,618	$(67,182,836)	$(632,729)	$36,350,000	$217,785	$65,252,285

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	(Deficit)	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Stock	Stock	Interests	Total
Balance, December 31, 2018 (audited)	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$—	$—	$61,010,336
Share based compensation - stock options							190,847					190,847
Share based compensation - common stock							25,000					25,000
Issuance of preferred stock	140,000	14					3,499,986					3,500,000
Preferred stock issuance costs							(288,160)					(288,160)
Dividends								(603,307)				(603,307)
Net loss								(2,773,430)				(2,773,430)
Balance, March 31, 2019	1,058,497	$106	4,227,740	$421	7,817,238	$782	$62,788,256	$(1,095,550)	$(632,729)	$—	$—	$61,061,286
Share based compensation - stock options							250,097					250,097
Share based compensation - common stock							25,000					25,000
Issuance of preferred stock	279,505	28					6,987,597					6,987,625
Preferred stock issuance costs							(538,295)					(538,295)
Stock options exercised			16,666	2			160,159					160,161
Conversion of class B shares to class A shares			3,300	—	(3,300)	—						—
Dividends								(797,981)				(797,981)
Crackle business combination							15,322,531			36,350,000	521,945	52,194,476
Net income attributable to noncontrolling interest											513	513
Net loss							—	(5,118,096)				(5,118,096)
Balance, June 30, 2019	1,338,002	$134	4,247,706	$423	7,813,938	$782	$84,995,345	$(7,011,627)	$(632,729)	$36,350,000	$522,458	$114,224,786
Share based compensation - stock options							236,351					236,351
Issuance of preferred stock	261,000	26					6,524,974					6,525,000
Preferred stock issuance costs							(663,251)					(663,251)
Shares issued to directors			6,956	1			25,000					25,001
Employee stock grant			5,258	1			41,854					41,855
Dividends								(929,387)				(929,387)
Crackle business combination							(3,083,130)					(3,083,130)
Net loss attributable to noncontrolling interest											(37,473)	(37,473)
Net loss								(12,394,388)				(12,394,388)
Balance, September 30, 2019	1,599,002	$160	4,259,920	$425	7,813,938	$782	$88,077,143	$(20,335,402)	$(632,729)	$36,350,000	$484,985	$103,945,364

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from Operating Activities:
Net loss	$(31,690,850)	$(20,322,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	820,881	794,149
Amortization of programming costs and rights	216,486	451,050
Amortization of deferred financing costs	65,905	72,063
Amortization and depreciation of intangibles, property and equipment	15,661,774	5,631,136
Amortization of film library	16,781,685	3,475,471
Bad debt and video return expense	4,072,785	1,241,243
Realized and unrealized losses on marketable securities	183,815	—
Loss on debt extinguishment	169,219	350,691
Other non-operating income	(5,530,650)	—
Deferred income taxes	—	452,000
Changes in operating assets and liabilities:
Trade accounts receivable	5,816,310	(16,132,075)
Prepaid expenses and other assets	(2,691,799)	(933,210)
Programming costs and rights	(5,805,317)	(1,622,067)
Film library	(20,409,732)	(10,134,353)
Accounts payable, accrued expenses and other payables	(7,000,310)	17,797,811
Film library acquisition and programming obligations	6,093,737	3,019,500
Accrued participation costs	7,827,587	(230,564)
Other liabilities	1,607,442	(278,870)
Net cash used in operating activities	(13,811,032)	(16,368,899)
Cash flows from Investing Activities:
Expenditures for property and equipment	(2,811,225)	—
Sales of marketable securities	640,510	—
Decrease (increase) in due from affiliated companies	1,561,108	(5,796,629)
Net cash used in investing activities	(609,607)	(5,796,629)
Cash flows from Financing Activities:
Proceeds from commercial loan	—	8,665,000
Repayments of commercial loan	(15,200,000)	(666,667)
Repayments of revolving credit facility	(2,500,000)	—
Proceeds from 9.50% notes due 2025, net	20,995,000	—
Proceeds from film acquisition advance	8,820,000	—
Proceeds from issuance of Class A common stock	5,000,000	—
Proceeds from issuance of common stock under equity plans	75,000	160,161
Proceeds from issuance of Series A preferred stock, net	2,992,787	15,522,919
Dividends paid to preferred stockholders	(2,966,235)	(2,330,675)
Payment of deferred financing costs	—	(192,004)
Net cash provided by financing activities	17,216,552	21,158,734
Net increase (decrease) in cash and cash equivalents	2,795,913	(1,006,794)
Cash and cash equivalents at beginning of period	6,447,402	7,201,758
Cash and cash equivalents at end of the period	$9,243,315	$6,194,964

Supplemental data:
Interest paid	$977,925	$376,881
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$2,400,000	$—
Crackle Plus business combination	$—	$51,672,531

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. (the “Company”), is a Delaware corporation formed on May 4, 2016. The Company operates video-on-demand networks and is a leading global independent television and film distribution company with one of the largest independently owned television and film libraries.

The Company operates in one reportable segment, across two operations areas, the distribution and production of video content for sale to others and for use on our owned and operated video on demand platforms. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 countries and territories worldwide. The chief executive officer of the Company is Mr. William J. Rouhana, Jr.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new guidance is effective for interim and annual reporting periods starting in fiscal year 2020 for the Company, with early adoption permitted. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The impact of adoption on the Company’s condensed consolidated financial statements is immaterial.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 as recently voted and deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its condensed consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $15,600,000, respectively, as of September 30, 2020.  The Company does not expect adoption to have any material impact on its results from operations and financial condition.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

Note 4 – Business Combination

The Company consummated the creation of its Crackle Plus subsidiary on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. From May 2020 to October 2020 (“Exercise Period”), CPEH will have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”). We would likely elect to pay the Put Option in cash or through the issuance of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) using a price per share of $25, unless we are able to raise sufficient cash to pay the Put Option in cash. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table illustrates Crackle’s stand-alone financial performance included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,

	2020	2019
Gross revenue	$7,427,763	$14,023,375
Gross margin	$1,231,913	$2,419,470
Net loss	$(7,454,920)	$(5,851,970)

	Nine Months Ended September 30,

	2020	2019
Gross revenue	$22,569,775	$23,445,004
Gross margin	$3,552,624	$5,579,282
Net loss	$(17,592,841)	$(5,428,404)

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables disaggregate our revenue by operations area:

	Three Months Ended September 30,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$6,652,562	34%	$14,383,659	86%
Distribution and Production	13,318,050	69%	2,662,429	16%
Total revenue	19,970,612	103%	17,046,088	102%
Less: returns and allowances	(608,861)	(3)%	(255,394)	(2)%
Net revenue	$19,361,751	100%	$16,790,694	100%

	Nine Months Ended September 30,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$21,038,965	46%	$25,128,001	81%
Distribution and Production	26,948,795	58%	6,655,114	22%
Total revenue	47,987,760	104%	31,783,115	103%
Less: returns and allowances	(1,861,396)	(4)%	(828,785)	(3)%
Net revenue	$46,126,364	100%	$30,954,330	100%

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Historically, we produced content in two main ways: we worked with sponsors and used highly regarded independent producers to develop and produce our television and short-form video content, including Brand-related content. We also derived revenue from our subsidiary, A Plus, which develops and distributes high-quality, empathetic short-form videos to millions of people worldwide. As a result of launching Crackle Plus, we decided to change our approach to content production, focusing primarily on co-production partnerships in order to build our AVOD networks, through Crackle Plus, and our worldwide distribution capabilities through Screen Media. By focusing this way, we believe that we will be able to grow our business more rapidly by entering into production agreements with a variety of production partners. In October 2019, we launched Landmark Studio Group, our first production co-venture subsidiary. Landmark Studio Group is a fully integrated entertainment company focused on ownership, development, and production of quality entertainment franchises.

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

No impairment losses have arisen from any CSSE contracts with customers during the three and nine months ended September 30, 2020 and 2019.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract balances

Contract balances include the following:

	September 30,	December 31,
	2020	2019
Accounts receivable, net	$13,498,711	$23,266,611
Contract assets (included in accounts receivable)	11,273,313	11,394,508
Total accounts receivable, net	$24,772,024	$34,661,119

Deferred revenue (included in other liabilities)	$1,018,383	$—

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

The Company records deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2020.

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

The compensation expense associated with stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2020 and 2019, the Company recognized $230,123 and $236,351, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized $641,731 and $677,295, respectively, of non-cash share-based compensation expense relating to stock options in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of September 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000
Granted	30,000	8.73
Forfeited	—	—
Exercised	(10,000)	7.50
Expired	—	—
Outstanding at September 30, 2020	1,052,500	$7.76	2.73	$7,021,325

Vested and exercisable at September 30, 2020	834,167	$7.57	2.08	$5,725,583

As of September 30, 2020 the Company had unrecognized pre-tax compensation expense of $916,770 related to non-vested stock options under the Plan of which $189,537, $625,147 and $102,086 will be recognized in 2020, 2021 and 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2020	2019
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	56.1%
Expected term (years)	5	5
Risk-free interest rate	2.20%	2.22%
Exercise price per stock option	$7.76	$7.73
Market price per share	$7.32	$7.27
Weighted average fair value per stock option	$3.54	$3.51

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended September 30, 2020 and 2019, the Company recognized non-cash share-based compensation expense relating to stock grants of $116,650 and $66,854, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized non-cash share-based compensation expense relating to stock grants of $179,150 and $116,854, respectively.

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

Basic and diluted earnings per share are computed as follows:

	Three Months Ended September 30,
	2020	2019
Net loss available to common stockholders	$(13,049,700)	$(13,323,775)
Basic weighted-average shares outstanding	12,508,643	11,994,112
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options(a)	—	—
Assumed issuance of shares from exercise of warrants(a)	—	—

Diluted weighted-average shares outstanding(a)	12,508,643	11,994,112

Loss per share:
Basic and diluted	$(1.04)	$(1.11)

(a)   For the three months ended September 30, 2020 and 2019, common stock equivalents totaling 942,336 and 325,790, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

	Nine Months Ended September 30,
	2020	2019
Net loss available to common stockholders	$(34,487,207)	$(22,616,589)
Basic weighted-average shares outstanding	12,174,779	11,983,136
Effect of dilutive securities:
Assumed issuance of shares from exercise of stock options(a)	—	—
Assumed issuance of shares from exercise of warrants(a)	—	—

Diluted weighted-average shares outstanding(a)	12,174,779	11,983,136

Loss per share:
Basic and diluted	$(2.83)	$(1.89)

(a)   For the nine months ended September 30, 2020 and 2019, common stock equivalents totaling 344,419 and 248,857, respectively, were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Programming Costs

Programming costs and rights, consists of the following:

	September 30,	December 31,
	2020	2019
Programming costs released	$22,344,720	$21,254,720
In production	—	991,277
In development	7,588,805	1,896,209
Accumulated depreciation	(9,758,353)	(9,682,935)
Programming costs, net	20,175,172	14,459,271

Programming rights	1,169,362	1,155,364
Accumulated depreciation	(642,129)	(501,061)
Programming rights, net	527,233	654,303

Total	$20,702,405	$15,113,574

Programming costs consists primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and direct production dedicated employee salaries.

Costs to create episodic programming are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenues expected to be recognized from various forms of exploitation.

Amortization expense related to episodic television programs was $11,667 and $25,816 for the three months ended September 30, 2020 and 2019, respectively, and $75,418 and $122,253 for the nine months ended September 30, 2020 and 2019, respectively.

During the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairments related to our programming costs.

Programming rights consists of licenses to various titles which the company makes available for streaming on Crackle for an agreed upon license period.

Amortization expense related to programming rights was $39,426 and $155,263 for the three months ended September 30, 2020 and 2019, respectively, and $141,068 and $328,797 for the nine months ended September 30, 2020 and 2019, respectively.

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	September 30,	December 31,
	2020	2019
Acquisition costs	$71,680,347	$51,270,615
Accumulated amortization	(34,802,151)	(18,020,466)
Net film library costs	$36,878,196	$33,250,149

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

Film library amortization expense was $7,981,212 and $1,214,610 for the September 30, 2020 and 2019, respectively, and $16,781,685 and $3,475,471 for the nine months ended September 30, 2020 and 2019, respectively.

During the three and nine months ended September 30, 2020 and 2019, the Company did not record any impairments related to our film library.

Note 10 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	September 30,	December 31,
	2020	2019
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Intangible assets, net, consists of the following:

	September 30,	December 31,
	2020	2019
Acquired customer base, net	$1,316,889	$1,660,425
Non-compete agreement, net	154,632	287,175
Website development, net	162,194	259,510
Crackle Plus customer user base, net	—	11,259,653
Crackle Plus content rights, net	925,313	1,352,381
Crackle brand value, net	15,112,771	17,127,807
Crackle Plus partner agreements, net	2,904,143	3,505,000
	$20,575,942	$35,451,951

Amortization expense was $4,517,115 and $4,681,030 for the three months ended September 30, 2020 and 2019, respectively, and $14,876,009 and $5,587,663 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 amortization expense for the next 5 years is expected be:

Remainder of 2020	$1,205,452
2021	4,755,536
2022	4,159,440
2023	3,774,138
2024	2,987,143
Thereafter	3,694,233
Total	$20,575,942

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill consists of the following:

	September 30,	December 31,
	2020	2019
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
	$21,448,106	$21,448,106

There was no impairment recorded related to goodwill and intangible assets in the three and nine months ended September 30, 2020 and 2019, respectively.

Note 11 – Debt

Commercial Loan

On August 22, 2019, the Company, entered into an amended and restated loan agreement with Patriot Bank, N.A. Under the Amended and Restated Loan Agreement, the Company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the principal amount of $16,000,000 (the “Commercial Loan”). As a result, the Company recognized a loss on extinguishment of debt of $350,691 during the three and nine months ended September 30, 2019.

The Commercial Loan was evidenced by a consolidated, amended and restated term promissory note (“Note”). Subject to the terms of the Note, the Commercial Loan bore interest, payable monthly in arrears, at a fixed rate of 5.75% per annum. (which amount increased to 6.25% in March 2020 due to our failure to maintain a minimum cash deposit with Patriot Bank, N.A.) and had a maturity date of  September 1, 2024.

On June 19, 2020, the Company and Patriot Bank, N.A. entered into an amendment and waiver, pursuant to which Patriot Bank waived certain defaults under the Amended and Restated Loan Agreement. The Company agreed to furnish certain financial reports to Patriot Bank and Patriot Bank acknowledged the Company’s intention to consummate an underwritten public offering of bonds and use a portion of the proceeds of such offering to repay in full the outstanding obligations under the Amended and Restated Loan Agreement.

On July 17, 2020, the Company repaid the entirety of the principal outstanding under the Commercial Loan of $13,333,333.

Revolving Credit Facility

On October 11, 2019, the Company created a majority owned subsidiary Landmark Studio Group. Through Landmark Studio Group, the Company entered into a Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

VII, LLC. The Revolving Credit Facility consists of a line of credit in the amount of $5,000,000 and bears interest of 8% per annum.

On July 23, 2020, the Company repaid $2,500,000 of the principal outstanding under the Revolving Credit Facility. The outstanding principal is repayable in full on October 11, 2021. At the option of the lender, the loan is repayable in cash or additional equity in the subsidiary.

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $21,000,000.  On August 5, 2020, the Company sold an additional $1,100,000 of Notes pursuant to the partial exercise of the overallotment option. The Notes bear interest at 9.50% per annum, payable every March 31, June 30, September 30, and December 31, and at maturity, beginning September 30, 2020. The Notes mature on July 31, 2025.

The sale of the Notes resulted in net proceeds of approximately $20,995,000 after deducting underwriting discounts and commissions of approximately $1,105,000. The Company used $13,333,333 of the net proceeds to repay the outstanding principal under the Commercial Loan.

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022.

Long-term debt for the periods presented was as follows:

	September 30,	December 31,
	2020	2019
Commercial Loan	$—	$15,200,000
Notes due 2025	22,100,000	—
Revolving Credit Facility	2,500,000	5,000,000
Film acquisition advance	10,210,000	—
Total debt	34,810,000	20,200,000
Less: debt issuance costs	1,059,401	189,525
Less: current portion	—	3,200,000
Total long-term debt	$33,750,599	$16,810,475

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2020, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2020	$—
2021	2,500,000
2022	10,210,000
2023	—
2024	—
Thereafter	22,100,000
$34,810,000

Note 12 – Income Taxes

The Company’s current and deferred income tax provision (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current provision (benefit):
States	$26,000	$(5,000)	93,000	105,000
Total current provision	26,000	(5,000)	93,000	105,000
Deferred provision:
Federal	—	923,000	—	333,000
States	—	330,000	—	119,000
Total deferred provision	—	1,253,000	—	452,000
Total provision for income taxes	$26,000	$1,248,000	$93,000	$557,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$13,352,000	$9,680,000
Acquisition-related costs	723,000	723,000
Film library and other intangibles	7,406,000	3,769,000
Deferred state taxes	34,000	34,000
Less: valuation allowance	(18,566,000)	(11,243,000)
Total deferred tax assets	2,949,000	2,963,000
Deferred tax liabilities:
Programming costs	2,831,000	2,820,000
Other assets	118,000	143,000
Total deferred tax liabilities	2,949,000	2,963,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $49,591,000, $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $38,746,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $2,920,000 and $5,290,000 in the three months ended September 30, 2020 and 2019, respectively. The deferred tax asset valuation allowance increased by $7,323,000 and $5,394,000 in the nine months ended September 30, 2020 and 2019, respectively..

Note 13 – Related Party Transactions

At September 30, 2020 and December 31, 2019, the Company is owed $6,081,324 and $7,642,432, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

For the three months ended September 30, 2020 and 2019, the Company recorded management and license fees of $1,936,175 and $1,676,303, respectively, and $4,612,636 and $3,091,093 for the nine months ended September 30, 2020 and 2019, respectively, payable to CSS.

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

During May 2020, a technology platform vendor discontinued operations prior to the completion of the contractual service period. As a result, the Company was relieved of its multi-year commitment which extended through May 2022 of approximately $9,800,000. This commitment relief has been reflected in the below future minimum payments table.

Rent expense related to these leases was $399,711 and $107,303 for the three months ended September 30, 2020 and 2019, respectively, and $1,314,019 and $340,421 for the nine months ended September 30, 2020 and 2019, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Content Obligations

Content obligations include amounts related to the acquisition, licensing and production of content. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the condensed consolidated balance sheet.

As of September 30, 2020, the Company had $23,503,285 of content obligations, comprised of $10,609,186 in film library acquisition obligations and $12,894,099 in accrued participation costs.

As of December 31, 2019, the Company had $10,087,112 of content obligations, comprised of $5,020,600 in film library acquisition obligations and $5,066,512 in accrued participation costs.

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

Future minimum payments under non-cancelable operating leases and content agreements as of September 30, 2020 were as follows:

Remainder of 2020	1,555,468
2021	7,390,120
2022	7,083,085
2023	1,269,773
2024	1,295,168
2025 - 2031	8,862,909
Total minimum lease payments	$27,456,523

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

Noncontrolling interest

The noncontrolling interest represents a 1% equity interest in the consolidated subsidiary Crackle Plus. The noncontrolling interest is presented as a component of equity and the proportionate share of net income (loss) attributed to the noncontrolling interest is recorded in results of operations. Changes in noncontrolling interest that does not result in a loss of control are accounted for in equity. Gains and losses from the changes in the noncontrolling interest that result in a loss of control are recorded in results of operations.

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

Net revenue generated in the United States accounted for approximately 99% of total net revenue for the three and nine months ended September 30, 2020 and 2019, respectively. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States.

Note 17 – Subsequent Events

Management has evaluated events occurring between the end of the period, September 30, 2020 and November 11, 2020 and noted no subsequent events requiring financial statement disclosure.

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

Important factors that may affect our actual results include:

●	the outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties our financial performance, including our ability to generate revenue;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;

●	our inability to pay dividends if we fall out of compliance with our loan covenants in the future and then are prohibited by our bank lender from paying dividends;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

Since our inception in January 2015, our business has grown rapidly. Summary data is as follows:

For the three months ended September 30, 2020 and 2019, our gross revenue was approximately $20.0 million and $17.0 million, respectively, and $48.0 million and $31.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross revenue was primarily due to significant growth in our distribution and production operations area.

Our Adjusted EBITDA for the three months ended September 30, 2020 and 2019 was $4.2 million and $(0.4) million, respectively, and $8.9 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.  As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

Recent Developments

COVID-19

There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees,  vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s third fiscal quarter ended September 30, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results in the future throughout the duration of the pandemic due to numerous uncertainties around the entertainment industry particularly around production and advertising investments created by the effects of the pandemic. Some clients have responded to the current economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. In addition, many businesses have adjusted, reduced or suspended operating activities, which could negatively impact the markets we serve. All of the foregoing may impact our business, financial condition, results of operations and forward-looking expectations.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the three  and nine months ended September 30, 2020 and 2019, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements.

We define Adjusted EBITDA as consolidated operating income adjusted to exclude interest, taxes, depreciation, amortization (including tangible and intangible assets), acquisition-related costs, consulting fees related to acquisitions, dividend payments, non-cash share-based compensation expense, and adjustments for other unusual and infrequent in nature identified charges, including transition related expenses. Adjusted EBITDA is not an earnings measure recognized by U.S. GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended September 30,
	2020	2019
Net loss available to common stockholders	$(13,049,700)	$(13,323,775)
Preferred dividends	1,017,691	929,387
Provision for income taxes	26,000	1,248,000
Other taxes	97,466	54,590
Interest expense(a)	659,803	195,881
Film library and program rights amortization(b)	8,020,638	1,369,874
Share-based compensation expense(c)	346,773	303,205
Acquisition-related costs(d)	—	1,078,637
Reserve for bad debt and video returns	1,538,449	722,729
Amortization and depreciation(e)	4,960,074	4,695,522
Other non-operating income, net(f)	(43,445)	(8,997)
Loss on extinguishment on debt	169,219	350,691
Transitional expenses(g)	—	1,634,771
All other nonrecurring costs	472,322	377,184
Adjusted EBITDA	$4,215,290	$(372,301)

	Nine Months Ended September 30,
	2020	2019
Net loss available to common stockholders	$(34,487,207)	$(22,616,589)
Preferred dividends	2,966,235	2,330,675
Provision for income taxes	93,000	557,000
Other Taxes	202,117	386,265
Interest expense(a)	1,322,831	483,363
Film library and program rights amortization(b)	16,922,753	3,804,268
Share-based compensation expense(c)	820,881	794,149
Acquisition-related costs(d)	98,926	3,735,373
Reserve for bad debt & video returns	4,072,785	1,241,243
Amortization and depreciation(e)	15,661,774	5,631,136
Other non-operating income, net(f)	(4,381,292)	(34,546)
Loss on extinguishment on debt	169,219	350,691
Transitional expenses(g)	4,353,345	2,876,124
All other nonrecurring costs	1,128,662	564,240
Adjusted EBITDA	$8,944,029	$103,392

(a)	Includes amortization of deferred financing costs of $45,599 and $20,416 for the three months ended September 30, 2020 and 2019, respectively, and $65,905 and $72,063 for the nine months ended September 30, 2020 and 2019, respectively.
(b)	Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan, as well as common stock grants issued to employees, non-employee directors and third-party consultants.
(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.

(f)	Other non-operating income is primarily comprised of various extinguished liabilities as part of a settlement, see Results of Operations for further detail.
(g)	Represents transitional related expenses primarily associated with the Crackle Plus business combination and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

The following table presents revenue line items for the three months ended September 30, 2020 and 2019 and for the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$6,652,562	34%	$14,383,659	86%	$(7,731,097)	(54)%
Distribution and Production	13,318,050	69%	2,662,429	16%	10,655,621	400%
Total revenue	19,970,612	103%	17,046,088	102%	2,924,524	17%
Less: returns and allowances	(608,861)	(3)%	(255,394)	(2)%	(353,467)	138%
Net revenue	$19,361,751	100%	$16,790,694	100%	$2,571,057	15%

Our net revenue increased by $2.6 million for the three months ended September 30, 2020 compared to 2019. This increase in net revenue was primarily due to the $10.7 million increase in Distribution and Production revenue, offset by a $7.7 million decrease in online networks revenue, as further described below.

Online Network revenue

Our online networks revenue decreased by $7.7 million for the three months ended September 30, 2020 compared to 2019. The decrease of $7.7 million was primarily due to a $6.2 million decrease in advertisement representation revenue resulting from the discontinued operations of one advertisement representation partner, $1.1 million increase in AVOD distribution revenue share driven by an increase in original and owned content viewership, and a $0.3 million net combined decrease in various other online networks revenues. As a result of the novel COVID-19 pandemic, we experienced a downturn in advertisement revenues during the 2nd quarter, which have gradually improved month over month during the 3rd quarter.

Distribution and Production revenue

Distribution and production revenues increased by $10.7 million for the three months ended September 30, 2020 compared to 2019, primarily due to a $7.3 million increase in TVOD and internet streaming revenue primarily driven by strong performance from the recent release of The Outpost, which hit #1 on several VOD platforms during the period, Blood and Money as well as Black Water: Abyss, a $2.4 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure and Robert The Bruce, and a $0.9 million increase in AVOD distribution revenue driven by our original and owned content.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$51,094	1%	$181,079	1%	$(129,985)	(72)%
Film library amortization	7,981,212	41%	1,214,610	7%	6,766,602	557%
Revenue share and partner fees	2,285,131	12%	7,427,012	44%	(5,141,881)	(69)%
Distribution and platform costs	4,523,414	23%	4,791,947	29%	(268,533)	(6)%
Total cost of revenue	$14,840,851	77%	$13,614,648	81%	$1,226,203	9%
Gross profit	$4,520,900		$3,176,046		$1,344,854	42%
Gross profit margin	23%		19%

Our cost of revenue increased by $1.2 million for the three months ended September 30, 2020 compared to 2019. This increase was primarily due to a $6.8 million increase in film library amortization as a result of the $10.7 million increase in distribution revenue, offset by a $5.1 million decrease in revenue share and partner fees as a result of the $5.4 million decrease in advertisement representation revenue primarily driven by the discontinued operations of one ad rep partner and a net combined decrease of $0.5 million in programming amortization and distribution and platform costs.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$9,301,550	48%	$6,371,870	38%	$2,929,680	46%
Amortization and depreciation	4,576,742	24%	4,695,522	28%	(118,780)	(3)%
Management and license fees	1,936,175	10%	1,676,303	10%	259,872	15%
Total operating expenses	$15,814,467	82%	$12,743,695	76%	$3,070,772	24%

Our total operating expenses were 82% of net revenue for the three months ended September 30, 2020 compared to 76% in the same period in 2019 and increased in absolute dollars by $3.1 million primarily due to increased selling, general and administrative expenses.

Selling, general and administrative expenses increased by $2.9 million for the three months ended September 30, 2020 compared to 2019. The increase is primarily due to a $1.4 million increase in payroll, benefits and commissions expenses as described further below.

Amortization and depreciation expense decreased by $0.1 million for the three months ended September 30, 2020 compared to 2019. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the three months ended September 30, 2020.

The management and license fee increased $0.3 million or 15% for the three months ended September 30, 2020 compared to 2019. The increase is due to and in line with the $2.6 million or 15% increase in net revenue for the three months ended September 30, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	September 30,		Change
	2020	2019	Period over Period
Payroll, benefits and commissions	$5,422,776	$3,975,039	$1,447,737	36%
Share-based compensation	346,773	303,205	43,568	14%
Outside professional services	815,415	374,105	441,310	118%
Public company costs and expenses	142,834	91,991	50,843	55%
Bad debt expense	929,588	467,335	462,253	99%
Other costs and expenses	1,644,164	1,160,195	483,969	42%
	$9,301,550	$6,371,870	$2,929,680	46%

Our selling, general and administrative expenses increased by $2.9 million for the three months ended September 30, 2020 compared to 2019.

Our payroll, benefits and commission expense increased by $1.4 million for the three months ended September 30, 2020 compared to 2019. This increase is primarily due to a 15% increase in headcount as the Company prepared for growth to be driven in part by increased marketing efforts in the fourth quarter and in 2021, as well as increases in performance-based compensation expense given the rebound in performance in the third quarter.

Outside professional services increased by $0.4 million for the three months ended September 30, 2020 compared to 2019. This increase is primarily related to an increase in legal and accounting expenses resulting from increased business activities related to our recent financing activities.

Bad debt expense increased $0.5 million for the three months ended September 30, 2020 compared to 2019 as a result of reserving certain aged customer balances within our Distribution and Production operations area.

Other costs and expenses increased by $0.5 million in the three months ended September 30, 2020 compared to 2019. This increase is primarily related to a $0.3 million increase in rent driven by increased spacing needs to accommodate the growth in headcount period over period as described above and a $0.2 million increase in marketing expenses.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended September 30, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended September 30, 2020 and 2019.

Interest Expense

For the three months ended September 30, 2020 and 2019, our interest expense was comprised primarily of interest incurred on the 9.50% Notes Due 2025 and the film acquisition advance.

The following table presents interest expense for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Notes due 2025	$431,564	$—
Revolving credit facility	63,334	—
Commercial loan	36,388	175,465
Film acquisition advance	82,918	—
Amortization of deferred financing costs	45,599	20,416
	$659,803	$195,881

Interest expense increased $0.5 million for the three months ended September 30, 2020 compared to 2019. The increase is primarily related to the July 2020 underwritten public offering of the Notes due 2025 which bear interest of 9.50%.

Acquisition Related Costs

For the three months ended September 30, 2020 and 2019 acquisition related costs, including legal, accounting and investment advisory fees totaled nil and $1.1 million, respectively. The $1.1 million decrease in acquisition related costs is primarily related to costs incurred in the prior period 2019 related to the formation of Crackle Plus, while in the current period we had no such acquisition.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended September 30, 2020 and 2019.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

The following table presents revenue line items for the nine months ended September 30, 2020 and 2019 and for the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$21,038,965	46%	$25,128,001	81%	$(4,089,036)	(16)%
Distribution and Production	26,948,795	58%	6,655,114	22%	20,293,681	305%
Total revenue	47,987,760	104%	31,783,115	103%	16,204,645	51%
Less: returns and allowances	(1,861,396)	(4)%	(828,785)	(3)%	(1,032,611)	125%
Net revenue	$46,126,364	100%	$30,954,330	100%	$15,172,034	49%

Our net revenue increased by $15.2 million for the nine months ended September 30, 2020 compared to 2019. This increase in net revenue was primarily due to the $20.3 million increase in Distribution and Production revenue resulting primarily from TVOD and video distribution revenue increases driven by strong performance by our film library content, as further described below.

    Online Network revenue

Our online networks revenue decreased by $4.1 million for the nine months ended September 30, 2020 compared to 2019. The decrease of $4.1 million was primarily due to a $7.7 million decrease in advertisement representation revenue comprised of a $10.0 million decrease in revenues due to the discontinued operations of one advertisement representation partner offset by increases in other advertisement representation partner revenues, $2.9 million increase in AVOD distribution revenue share driven by an increase in original and owned content viewership, a $0.7 million net combined decrease in various other online networks revenues, offset by a $7.2 million increase in our Crackle direct revenue primarily due to operating Crackle for 9 months in the current period as compared to 4.5 months in the prior year period.  As a result of the novel COVID-19 pandemic, we experienced a downturn in advertisement revenues during the 2nd quarter, which have gradually improved month over month during the 3rd quarter.

Distribution and Production revenue

Distribution and production revenues increased by $20.3 million for the nine months ended September 30, 2020 compared to 2019. The increase of $20.3 million was primarily due to a $9.8 million increase in TVOD and internet streaming revenue primarily driven by strong performance from the Q3 releases including The Outpost, which hit #1 on several VOD platforms during the period, Blood and Money as well as Black Water: Abyss, a $8.2 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure and Blood and Money, $2.6 million increase in AVOD distribution revenue driven by our original and owned content and a net combined $0.3 decrease in other distribution and production revenues.

Cost of Revenue

The following table presents cost of revenue line items for the nine months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming costs amortization	$216,487	1%	$451,050	1%	$(234,563)	(52)%
Film library amortization	16,781,685	36%	3,475,471	11%	13,306,214	383%
Revenue share and partner fees	6,495,468	14%	11,417,776	37%	(4,922,308)	(43)%
Distribution and platform costs	14,191,146	31%	8,224,446	27%	5,966,700	73%
Total cost of revenue	$37,684,786	82%	$23,568,743	76%	$14,116,043	60%
Gross profit	$8,441,578		$7,385,587
Gross profit margin	18%		24%

Our cost of revenue increased by $14.1 million for the nine months ended September 30, 2020 compared to 2019. This increase was primarily due to a $13.3 million increase in film library amortization as a result of the $20.3 million increase in distribution revenue, a $5.9 million increase in distribution and platform costs primarily due to incurring Crackle related technology costs for 9 months in the current period as compared to 4.5 months in the prior year period, offset by a $4.9 million decrease in revenue share and partner fees as a result of the $7.7 million decrease in advertisement representation revenue primarily driven by the discontinued operations of one ad rep partner and a $0.2 million decrease in programming amortization.

Operating Expenses

The following table presents operating expense line items for the nine months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$23,194,223	50%	$13,894,351	45%	$9,299,872	67%
Amortization and depreciation	15,022,885	33%	5,631,136	18%	9,391,749	167%
Management and license fees	4,612,636	10%	3,091,093	10%	1,521,543	49%
Total operating expenses	$42,829,744	93%	$22,616,580	73%	$20,213,164	89%

Our total operating expenses were 93% of net revenue for the nine months ended September 30, 2020 compared to 73% in the same period in 2019 and increased in absolute dollars by $20.2 million. Excluding amortization and depreciation, operating expenses were 60% and 55% of net revenue for the nine months ended September 30, 2020 and 2019, respectively.

Selling, general and administrative expenses increased by $9.3 million for the nine months ended September 30, 2020 compared to 2019. The increase is primarily due to a $4.4 million increase in payroll, benefits and commissions expense, discussed in the following selling, general and administrative section.

Amortization and depreciation expense increased by $9.4 million for the nine months ended September 30, 2020 compared to 2019. The increase is primarily due to the amortization of intangible assets formed as a result of the Crackle Plus acquisition in May 2019.

The management and license fee increased $1.5 million or 49% for the nine months ended September 30, 2020 compared to 2019. The increase is due to and in line with the $15.2 million or 49% increase in net revenue for the nine months ended September 30, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2020 and 2019 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended
	September 30,		Change
	2020	2019	Period over Period
Payroll, benefits and commissions	$12,695,703	$8,309,948	$4,385,755	53%
Share-based compensation	820,881	794,149	26,732	3%
Outside professional services	2,513,449	1,116,116	1,397,333	125%
Public company costs and expenses	432,170	243,240	188,930	78%
Bad debt expense	2,211,389	412,458	1,798,931	436%
Other costs and expenses	4,520,631	3,018,440	1,502,191	50%
	$23,194,223	$13,894,351	$9,299,872	67%

Our selling, general and administrative expenses increased by $9.3 million for the nine months ended September 30, 2020 compared to 2019.

Our payroll, benefits and commission expense increased by $4.4 million for the nine months ended September 30, 2020 compared to 2019. This increase is primarily due to the acquisition of Crackle midway through the prior year period, a 15% increase in headcount as compared to the prior year quarter and increases in performance based compensation expense given the rebound in performance in the third quarter.

Bad debt expense increased $1.8 million for the nine months ended September 30, 2020 compared to 2019 as a result of reserving certain aged customer balances within our Distribution and Production operation area.

Other costs and expenses increased by $1.5 million for the nine months ended September 30, 2020 compared to 2019.  This increase is related to a $1.0 million increase in rent driven by the acquisition of Crackle midway through the prior year period and to a lesser extent, by recent office space expansion and a $0.5 million increase in marketing expenses related to increased marketing efforts in our online networks operation area.

Outside professional services increased by $1.4 million in the nine months ended September 30, 2020 compared to 2019. This increase is related to a $1.0 million increase in legal fees, primarily driven by financing activities during the period, $0.2 million increase in consulting expenses and $0.2 million increase in accounting expenses as a result of the period over period growth in the business.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the nine months ended September 30, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the nine months ended September 30, 2020 and 2019.

Interest Expense

For the nine months ended September 30, 2020 and 2019, our interest expense was comprised primarily of interest incurred on the commercial loan, the 9.50% Notes Due 2025 and the revolving credit facility.

The following table presents interest expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Notes due 2025	$431,564	$—
Revolving credit facility	265,556	—
Commercial loan	476,888	411,300
Film acquisition advance	82,918	—
Amortization of deferred financing costs	65,905	72,063
	$1,322,831	$483,363

Interest expense increased $0.8 million for the nine months ended September 30, 2020 compared to 2019. The increase is primarily related to the July 2020 underwritten public offering of the 9.50% Notes due 2025 which bear interest of 9.50%.  In addition, we entered into a revolving credit facility with Cole Investments VII, LLC in connection with the creation of our Landmark Studio Group subsidiary in October 2019. The Revolving Credit Facility consists of a revolving line of credit in the amount of $2,500,000 and bears interest of 8% per annum.

Acquisition Related Costs

For the nine months ended September 30, 2020 and 2019 acquisition related costs, including legal, accounting and investment advisory fees totaled $0.1 million and $3.7 million, respectively. The $3.6 million decrease in acquisition related costs is primarily related to costs incurred in the prior period 2019 related to the formation of Crackle Plus while in the current year we had no such acquisition.

Other Non-Operating Income, net

For the nine months ended September 30, 2020 and 2019 other non-operating income was $4.4 million and $0.1 million, respectively.  Other non-operating income is primarily comprised of $5.4 million in extinguished liabilities as part of a settlement agreement with a technology platform vendor which discontinued operations prior to the completion of the contractual service period. Other income was offset by other non-operating expenses related to a Crackle Plus partner settlement and realized and unrealized losses on marketable securities.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the nine months ended September 30, 2020 and 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. The Company enhanced its liquidity position during the period, by improving year over year cash flow performance, replacing a commercial loan with senior unsecured notes and therefore reducing principal amortization requirements going forward, entering into a film acquisition advance arrangement, and issuing common stock in a private placement.  As of September 30, 2020, we had cash and cash equivalents of $9.2 million. Our total senior unsecured notes principal outstanding was $22.1 million, our total outstanding revolving credit facility was $2.5 million and our total film acquisition advance was $10.2 million as of September 30, 2020.

Preferred Stock Dividend

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month ended January 31, 2020 through September 30, 2020. Total dividends paid from January through the date of this report were approximately $3.3 million.

Cash Flows

Our cash and cash equivalents balance was $9.2 million as of September 30, 2020 and $6.5 million as of December 31, 2019.

Cash flow information for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash (used in) provided by:
Operating activities	$(13,811,032)	$(16,368,899)
Investing activities	(609,607)	(5,796,629)
Financing activities	17,216,552	21,158,734
Net increase (decrease) in cash and cash equivalents	$2,795,913	$(1,006,794)

Operating Activities

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2020.  Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2019. The decrease in cash used in operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to a $8.6 million increase in net income adjusted for the exclusion of non-cash items and a $6.1 million decrease related to the effect of changes in operating assets and liabilities.

The net income adjusted for the exclusion of non-cash items was approximately $0.8 million for the nine months ended September 30, 2020 as compared to a net loss adjusted for the exclusion of non-cash items of $7.9 million for the nine months ended September 30, 2019. The increase in the net income adjusted for non-cash items was primarily due to a $20.0 million increase in net non-cash items driven by the amortization of film library assets and intangible assets, respectively, offset by an $11.3 million increase in net loss.

The effect of changes in operating assets and liabilities was a decrease of $14.6 million for the nine months ended September 30, 2020 compared to a decrease of $8.5 million for the nine months ended September 30, 2020. The most significant drivers contributing to this decrease relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable decreased $5.8 million during the nine months ended September 30, 2020 as compared to an increase of $16.1 million during the nine months ended September 30, 2019.
●	Changes in the film library asset primarily due to increased premium content investment in our distribution and production operation area. The film library asset increased $20.4 million for the nine months ended September 30, 2020 compared to a $10.1 million increase for the nine months ended September 30, 2019.
●	Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of accruals. Accounts payable and accrued expenses decreased $7.0 million during the nine months ended September 30, 2020 compared to an increase of $17.8 million during nine months ended September 30, 2019.
●	Changes in programming costs and rights due to increased content investment in our distribution and production operation area. Programming costs and rights increased $6.1 million for the nine months ended September 30, 2020 compared to a $3.0 million increase for the nine months ended September 30, 2019.

Investing Activities

For the nine months ended September 30, 2020 and 2019, our investing activities required a net use of cash totaling $0.6 million and $5.8 million, respectively. This decrease resulted from a $2.8 million increase in capital expenditures primarily related to our ongoing investments in technology to support our growing operations, offset by a $1.6 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis. Settlements fluctuate period over period due to timing of these liquidity needs.

Financing Activities

For the nine months ended September 30, 2020, our financing activities provided net cash totaling $17.2 million. This increase was primarily due to the $21.0 million in net proceeds related to the public offering of the 9.50% notes due 2025, $8.8 million in proceeds from the film acquisition advance, $5.0 million in proceeds from a private placement sale of common stock and $3.0 million in net proceeds from the sale of our preferred stock, offset by the $15.2 million repayment of the Commercial Loan, the $3.0 million payment of dividends to preferred stockholders and a $2.5 million payment on our revolving credit facility.  These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and extending future principal payments.

For the nine months ended September 30, 2019, our financing activities provided net cash totaling $21.2 million. This resulted primarily from the net proceeds from the sale of our preferred stock of $15.5 million and $8.7 million in proceeds from the Commercial Loan. Such proceeds were primarily offset by the payment of dividends to preferred stockholders of $2.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, September 30, 2020, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. Many of our productions have been paused or delayed, as are productions of third-parties who supply us with content. Many of these paused or delayed productions have commenced or have been planned to commence in the fourth quarter.  Other operating partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our Crackle Plus operations as well as our partners for development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our operations. Such pauses may cause us to have less new content available on our service, which has had an impact on our revenue and may have a material impact in subsequent quarters, due to reduced consumer demand for and user retention to our services. Temporary operation pauses or permanent shutdowns could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with operating activity.

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

Item 2 – Unregistered Sales of Equity Securities

On November 2, 2020, an aggregate of 11,986 shares of Class A Common Stock were issued upon the cashless exercise of Class W Warrants by holders thereof. The exercise of such warrants was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 12, 2020	(Principal Executive Officer)