Form 10-K
period 2020-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2021-03-31
CIK 1679063

Director*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putnam Avenue – Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, $.0001 par value per share	CSSE	The Nasdaq Stock Market LLC

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ⌧

As of June 30, 2020, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $34.6 million.

The number of shares of Common Stock outstanding as of March 31, 2021 totaled 13,981,037 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	6,326,531
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2021 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business involves various risks. Many of these risks are discussed in this Report under the heading “Item 1A. Risk Factors.” If any of these risks occur, our business, financial condition, liquidity, results of operations, prospects and ability to make interest payments to our noteholders and distributions to our shareholders could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose a portion or your investment. These risks include:

●	We have and may continue to incur losses in the operation of our business.

●	We may not be able to generate sufficient cash to service our debt, preferred stock dividend and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness.

●	Difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition.

●	Competition could have a material adverse effect on our business, financial condition and results of operations.

●	Interruptions in our ability to provide our video on demand products and our service to our customers could damage our reputation, which could have a material adverse effect on us.

●	The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

●	The loss of key personnel, including our executive officers, could have a material adverse effect on us.

●	Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers, could have a material adverse effect on us.

●	The market price and trading volume of our securities may be volatile.

●	We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits. Additionally, conflicts of interest may arise between us and our affiliated companies and we have waived rights for monetary damages in the event of such conflicts.

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

●	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;

●	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;

●	“CSS Holdings” means Chicken Soup for the Soul Holdings, LLC, the parent company of CSS and our ultimate parent company;

●	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;

●	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE;

●	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE;

●	“Crackle Plus” means Crackle Plus, LLC, a wholly owned subsidiary of CSSE which was originally formed by CSSE and CPE Holdings, Inc. (an affiliate of Sony Pictures Television Inc.); and

●	“Landmark Studio Group” means Landmark Studio Group, a majority owned subsidiary of CSSE.

ITEM 1. Business

Overview

Chicken Soup for the Soul Entertainment, Inc.is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported and subscription-based VOD networks, Screen Media, a subsidiary that acquires and distributes content, and a number of affiliates that produce and co-produce original content.

Crackle Plus is comprised of unique networks, each delivering popular and original premium content focused on different themes such as family, kids, horror and comedy. Crackle Plus brands include Crackle, among the most watched ad-supported independent VOD networks, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. As of December 31, 2020, Crackle Plus served more than 30 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors viewed content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Brothers and more than 100 other production and distribution companies. For the period ended December 31, 2020, viewers of Crackle Plus networks have access to more than 10,800 films and 22,000 episodes of licensed or company-owned original or exclusive programming. The Company’s original and exclusive programming made up approximately 18.4% of total ad impressions served in 2020.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 1,350 feature films and 275 episodes of television programming. Screen Media also acquires between 10 and 20 new films each year. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow.

Chicken Soup for the Soul’s various television production activities are done through a number of affiliates including Landmark Studio Group, Chicken Soup for the Soul Originals, and APlus.com, which produce or co-produce original content for Crackle Plus and, occasionally, for other third-party networks.

We believe that we are the only independent ad-supported video-on-demand (AVOD) business with the proven capability to acquire, create and distribute original programming and that we have access one of the largest libraries of valuable company-owned and third-party content.  We believe this differentiation is important at a time of a major shift in consumer viewing habits as the growth in both availability and quality of high-speed broadband enables consumers to consume video content at any time on any device.

Since our inception in January 2015, our business has grown rapidly. For the full year 2020, our net revenue was $66.4 million, as compared to the full year 2019 net revenue of $55.4 million. This increase was primarily due to the strong performance of our distribution operation area and the full year inclusion of the Crackle Plus network to our business (acquired May 2019). We had net losses of approximately $44.6 million in 2020, as compared to net losses of $35.0 million in 2019. Our 2020 Adjusted EBITDA was approximately, $11.8 million, as compared to 2019 Adjusted EBITDA of $6.0 million. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. See “Item 7. Management’s Discussion and Analysis of Financial Condition” and “Item 8. Financial Statements” for more information.

According to industry projections, the U.S. market for AVOD network revenue is expected to increase from $26.6 billion in 2020 to $53.5 billion in 2025.  At the same time, advertising spending on linear television networks is expected to decline as more viewers transition from pay television subscriptions to online video viewing.  For these reasons, interest in the AVOD business model is increasing, evidenced by traditional linear network operators increasingly seeking to acquire or launch AVOD networks to maintain access to viewers making this transition. We believe AVOD networks will continue to grow rapidly, particularly as consumers seek affordable programming alternatives to multiple SVOD offerings.

Our Strategy

In this environment we believe we are in a differentiated position.  We identified the trends favoring growth of AVOD networks in 2015 and began building our offering in 2017, including the development of our original content production strategy. Our strategic objective is to build the premier ad-supported streaming network for both viewers and advertisers. In pursuing this goal, we believe we have the advantage of being unencumbered by the competing strategic choices and priorities of diversified media companies that own VOD networks and legacy linear television networks.  We are singularly focused on building leading VOD networks that feature a range of mass-appeal and thematic programming options with a focus on original and exclusive content, and that employ innovation and data analytics to deliver more personalized viewing experiences and more engaging advertising.  We are executing on this strategy in three ways:

●	Content: Cost-effectively grow our production business, our content library asset and our ownership of content rights.

o	Original & Exclusive programming. Our “originals and exclusives” focus, supported by our distribution and production business, is designed to distinguish our network brands among viewers. We are able to add to our existing broad base of content without the significant capital outlay of a traditional television or film studio by producing new originals at low cost through creative partnerships, such as our award-winning 2019 series Going from Broke, which will begin production of its second season in 2021.

o	Expanding production capacity. We believe we can continue to build an attractive and cost-effective content development pipeline by expanding our production capacity through partnerships such as our majority owned subsidiary Landmark Studio Group, and by partnering with proven industry talent who prefer to work, at times, outside of the consolidated major studio industry, where, we believe it is increasingly difficult for this talent to control the creative process and ownership rights to their intellectual property.

o	Content acquisition and rights ownership. Through Screen Media, we will continue to acquire the rights to additional exclusive content. This strategy will reduce our reliance on content licensing, which will lead to lower costs of revenue and increased gross margin and provide us with wider distribution opportunities to generate additional revenue.

●	Advertising: Utilize existing technology and data to deliver innovative advertising formats and relevant ads that engage viewers.

o	Attractive audience. We believe we enjoy strong relationships with leading advertisers based on our demographic reach, our sales approach and our commitment to premium content and innovative, engaging ad formats. Our networks offer advertisers a desirable target audience: the average age of Crackle viewers is 33, compared to 58 for traditional broadcast networks, and 54 for advertising-supported cable networks. We estimate that 32% of our viewers fall in the 18-34 age demographic.

o	Diverse sales channels. To reach these viewers we employ a diverse and targeted advertising sales strategy, using multiple sales channels to provide us with optionality. Nearly 90% of our advertising revenues are derived from direct sales and local reseller agreements, which we believe give us greater margin contribution and control over our advertising avails than is possible with programmatic advertising.

o	Technology investment. As we grow our portfolio of networks, we are investing in the integration of advertising platform technology stacks and the growth of our sales force. We are also testing new advertising formats and technologies that drive user engagement and offer increased value to advertisers. For example, our “Jumbotron” format engages viewers immediately upon their entry to the Crackle app through video and sound, with premium ad placement in our “Spotlight Channel”. Our “FreeView” format offers viewers who select a title the option to watch one 30 to 60 second advertisement before starting the program, in exchange for an extended advertisement-free experience. “FreeView” has been demonstrated to drive higher user engagement with the placed advertisement and higher brand recall. As we execute on all of these initiatives, we believe we will be positioned to increase both overall advertising sales and ad insertion rates, firmly establishing our AVOD networks as a compelling option for advertisers compared to traditional linear broadcast or cable networks.

●	Viewership: Grow distribution to gain new viewers and employ sophisticated data analytics to deliver more compelling experiences.

o	Content and Distribution. We exploit our increasing, exclusive access to quality programming to grow and retain viewers on our existing networks. To augment audience acquisition we have engaged in distribution arrangements with an increasing number of media platforms including Roku, Amazon Fire, Vizio, Samsung , LG and others. In the Spring of 2021, for example, our new distribution partnership with Vizio will feature a “Crackle button” on a large number of new Vizio television remote controls to increase Crackle awareness and guide viewers to our leading AVOD network.

o	New Genre-specific Networks. As we grow our content libraries, we are also continuously evaluating opportunities to create new thematic networks that focus on certain genres and types of programming and we expect these networks to deliver more targeted advertising opportunities to marketers. We are also actively evaluating opportunities to acquire additional AVOD networks that can accelerate our path to even greater scale.

o	Personalized Viewer Experiences. As we grow viewership and as our networks progress, we are gathering a growing amount of data on what our viewers watch and also how they engage with advertising. We are increasingly investing in capabilities to manage and analyze our data with the goal of better personalizing viewer experiences and enabling targeted advertising. Over time, by combining this effort with continued innovation in user interfaces, we may consolidate our general entertainment and themed AVOD offerings into a single AVOD network with multiple channels, in a format similar to current subscription VOD networks

Business

We own and operate Crackle Plus, one of the largest AVOD companies in the United States, consisting of a portfolio of unique AVOD networks (including the widely visited AVOD network, Crackle), and a targeted SVOD network. Through our Crackle Plus networks, consumers have access to our library of original and exclusive content. Our networks are widely distributed across all digital platforms and can be watched on connected TVs, smartphones, tablets, gaming consoles and the web. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and, to a lesser extent, subscription revenue from consumers. Our Crackle Plus networks include:

Our two main areas of operation for 2020 were:

Online Networks. We own and operate Crackle Plus, one of the largest AVOD companies in the United States, consisting of a portfolio of unique AVOD networks (including the widely visited AVOD network, Crackle), and a targeted SVOD network. Through our Crackle Plus networks, consumers have access to our library of original and exclusive content. Our networks are widely distributed across all digital platforms and can be watched on connected TVs, smartphones, tablets, gaming consoles and the web. We generate advertising revenues primarily by serving video advertisements to our streaming viewers and, to a lesser extent, subscription revenue from consumers. Our Crackle Plus networks include:

●	Crackle – Crackle is a leading, free to use video entertainment network featuring full length movies, TV shows and original programming. Crackle is routinely ranked among the most popular ad-supported general entertainment VOD networks. We assumed control of the operations of Crackle in 2019 through our joint venture with SPT and acquired full control of the network in January 2021.

●	PopcornFlix – PopcornFlix has an extensive footprint with apps available on 11 platforms in the U.S. and in 44 countries including the United Kingdom, Canada, Australia, Germany, France, and Singapore. Under the PopcornFlix brand, we also operate a series of direct-to consumer advertising supported channels focused on various genres. PopcornFlix can be found on the web, iPhones and iPads, Android products, Roku, Xbox, Amazon Fire, Apple TV, Chromecast and Samsung and Panasonic internet connected televisions, among devices.

●	In 2020, we began to create linear free advertising supported streaming television (“FAST”) networks for certain of the platforms we have AVOD networks on including Plex, Vizio , Samsung, Xumo and others. We see these networks as a way to increase the ad impressions we generate with our content library as well as a way to efficiently market the breadth of the content that is available on our AVOD networks. We expect to create more of these FAST networks in 2021.

●	We also sell advertising for other networks in order to aggregate a greater number of ad impressions for our advertising customers. In 2020, these networks included Funimation and CrunchyRoll. We recently entered into an agreement with Plex to sell ads on their behalf as well.

Distribution and Production. In this operations area, we produce television content through various affiliates and acquire and distribute movies and television series worldwide through Screen Media. The primary purpose of Screen Media and our television production affiliates is to provide our Crackle Plus VOD networks with original and exclusive programming. In addition, Screen Media’s ability to distribute acquired or company-produced films and television series enables us to further monetize programming on a cost advantaged basis. Through our Screen Media subsidiary, we maintain license agreements to distribute our content across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to approximately 1350 feature films and 275 television episodes, representing one of the largest independently owned libraries of filmed entertainment in the world.

Through Screen Media, our cable and satellite VOD distribution agreements include those with DirecTV, Cablevision (Altice USA), Verizon and In Demand (owned by Comcast, Charter and Time Warner Cable). Our Internet VOD distribution agreements include those with Amazon, iTunes, Samsung, YouTube, Hulu, Xbox, Netflix, Sony, and Vudu, among others. We have also expanded our international distribution capabilities which were expanded in 2020.

We produce content utilizing the Chicken Soup for the Soul brand, together with our management’s industry experience and expertise, to generate revenue through the production and distribution of video content with sponsors. Since we seek to have both the committed funding and contractually agreed upon production costs for our video content prior to moving forward with a project, we have high visibility into the profitability of a particular project before committing to proceed with such project. In addition, we take limited financial risk on developing our projects.

We operate a low-cost content production strategy by partnering with brand sponsors, utilizing tax credits and pre-selling rights to various media companies in order to mitigate our financial risk on project development. Doing so allows us to secure committed funding and production capabilities for our original video content prior to moving forward with a project. This provides us with high visibility into the profitability of a particular project before committing to proceed with such projects. Completed projects provide Crackle Plus with original content while providing the company with additional distribution revenue opportunities. Part of this strategy, Landmark Studios, which develops, produces, distributes and owns the IP it creates, building a valuable library. The studio is independent, having the ability to sell its content to any network or platform, while also developing and producing original content for Crackle Plus. Landmark controls all worldwide rights and distributes those rights exclusively through Screen Media.

Competition

We are in a highly competitive business.  The market for streaming entertainment is rapidly changing. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete for viewers and programming with much larger companies which have significant resources and brand recognition, including dominant video on demand providers such as Netflix, HBO Max, Hulu, Amazon Prime Video, Disney Plus, Paramount Plus, Fox, and major film and television studios.  We also compete with numerous independent motion picture and television distribution and production companies, television networks, pay television systems and online media platforms for viewers, subscribers, and the services of performing artists, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses.

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

Intellectual Property

We are party to the “CSS License Agreement,”(as defined) through which we have been granted the perpetual, exclusive, worldwide license by CSS to exclusively exhibit, produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. Chicken Soup for the Soul and related names are trademarks owned by CSS. We have the proprietary rights (including copyrights) in all company-produced content and believe the Brand provides a competitive advantage in attracting advertisers and entertainment talent. As a result of the acquisitions of Screen Media, Pivotshare, Crackle and other smaller libraries and companies we now own copyrights or global long-term distribution rights and AVOD rights to approximately 10,800 films and 22,000 television episodes.

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

Human Capital Management

At Chicken Soup for the Soul Entertainment, we aim to bring out the best of our employees and consultants. We are committed to developing our employees and encourage and facilitate the development of our employees through our People Operations department. We depend on a highly educated and skilled workforce. We seek to advance a diverse, equitable and inclusive work environment for all employees. Our ability to attract, develop and retain the best talent, is critical for us to execute our strategy and grow our businesses.

As of December 31, 2020, we had 99 direct employees. The services of certain personnel, including our chairman and chief executive officer, vice chairman and chief strategy officer, our senior brand advisor and director, and chief financial officer, among others, are provided to us under the Management Services Agreement dated May 12, 2016, between us and CSS (“CSS Management Agreement”). We also utilize many consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment. We have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our employees required to work onsite.

We value our employees and invest in them and their communities. Recently, we joined a growing group of companies working with Good Today to enable our employees to participate in supporting non-profit organizations to support initiatives that have a positive global impact.

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

Risks Relating to COVID-19

Our business, results of operations, and financial condition has been and may continue to be impacted by the recent coronavirus (COVID-19) outbreak.

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which may impact their productivity. Many of our productions were paused or delayed in 2020, as were productions of third-parties who supply us with content. While many of these paused or delayed productions have since commenced or are planned to commence in the near term, we cannot assure you that there will not be future pauses or delays if the pandemic worsens.  Other operating partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our Crackle Plus operations as well as our partners for development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our operations. Temporary operating pauses or permanent shutdowns could result in content asset impairments or other charges and could change the timing and amount of cash outflows associated with operating activity.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; market volatility; the effect on our customers and customer demand for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. If we need to access the capital markets in the future, there can be no assurance that financing may be available on acceptable terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

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

Risks Related to Our Operations

We have incurred operating losses in the past, may incur operating losses in the future and may never achieve or maintain profitability.

As of December 31, 2020 and 2019, we had an accumulated deficit of approximately $77.3 million and $32.7 million, respectively, and for the years ended December 31, 2020 and 2019, we had a net loss of approximately $44.6 million and $35.0 million, respectively. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. Although we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, capital expenditures, cash dividend payments on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), and cash interest payments on our outstanding notes and other debt obligations, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and some or all aspects of our business operations may need to be modified or curtailed.

We may not be able to generate sufficient cash to service our debt and other obligations.

Our ability to make payments on our debt, including interest payments on our outstanding Notes, our cash dividend payments on our Series A Preferred Stock, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including interest payments on our outstanding Notes, and other obligations, including the cash dividend payments on our Series A Preferred Stock.

If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we may be forced to reduce or delay investments or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.

We do not have a long operating history on which to evaluate our company.

Our predecessor, CSS Productions, was formed in December 2014 and we were formed in May 2016 to acquire CSS Productions’ assets in order to create a discrete, focused entity to pursue video content opportunities using the Chicken Soup for the Soul Brand. We focused our Company in the area of video on demand in 2017 and have a limited history in operating commercial video on demand offerings. A significant portion of our video on demand operations assets were acquired by us from CPEH in May 2019, and we have only a limited history in controlling and operating such assets. We face all the risks faced by newer companies in the media industry, including significant competition from existing and emerging media producers and distributors, many of which are significantly more established, larger and better financed than our Company.

We may not realize the advantages we expect from Crackle Plus

In May 2019, we consummated a contribution agreement with CPEH, an affiliate of Sony Pictures Television Inc., pursuant to which we and CPEH contributed certain assets relating to our respective VOD businesses to a newly formed subsidiary, Crackle Plus. Subsequent to December 31, 2020, we acquired all of the issued and outstanding equity interest in Crackle Plus owned by CPEH, such that it is now our wholly owned subsidiary.

Our quarterly and annual operating results may fluctuate due to the costs and expenses of acquiring and managing the Crackle Plus business. We may require additional debt or equity financing for the Crackle Plus business, resulting in additional leverage or dilution of ownership therein.

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

The market for entertainment video is subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, and ad-supported models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. Competitors may secure better terms from content suppliers and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Our competitors also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business may be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

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

We may not be successful in our efforts to further monetize our VOD services

Our AVOD platforms generate revenue primarily from digital advertising and audience development campaigns that run across our streaming platform and from content distribution services. Our ability to deliver more relevant advertisements to our viewers and to increase our platform’s value to advertisers and content publishers depends on the collection of user engagement data, which may be restricted or prevented by a number of factors. Viewers may decide to opt out or restrict our ability to collect personal viewing data or to provide them with more relevant advertisements.  While we have experienced, and expect to continue to experience, growth in our revenue from advertising, our efforts to monetize our streaming platform through the distribution of AVOD content are still developing and our advertising revenue may not grow as we expect. For instance, we are testing new advertising formats and technologies to drive user engagement, such as our “Jumbotron,” and “FreeView” offerings, and, while we believe these formats will drive user engagement and provide higher brand recall than traditional ad formats, we cannot ensure you that viewers will engage with these ads or that brands will purchase such ads. Further, this means of monetization will require us to continue to attract advertising dollars to our streaming platform as well as deliver AVOD content that appeals to viewers. Accordingly, there can be no assurance that we will be successful in monetizing our streaming platform through the distribution of ad-supported content.

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

We currently have limited production capabilities and are reliant on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce video content on a cost-efficient basis, and our reliance on such third parties could lessen the control we have over the projects. Should the third-party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. In particular, due to the global spread of COVID-19, and in response to government mandates and healthcare advisories, certain of our vendors and partners have had their operations altered or temporarily suspended, including vendors that supply us with our streaming content and partners that we use for the development and production of content. Further, either during the COVID-19 pandemic or after it subsides, we cannot be assured of entering into favorable agreements with third-party content producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects.

An integral part of our strategy is to initially minimize our production, content acquisition and distribution costs by utilizing funding sources provided by others, however, such sources may not be readily available.

The production acquisition and distribution of video content can require a significant amount of capital. As part of our strategy, we seek to fund the production, content acquisition, and distribution of our video content through co-productions, tax credits, film acquisition advances, upfront fees from sponsors, licensors, broadcasters, cable and satellite outlets and other producers and distributors, as well as through other initiatives. Such funding from the aforementioned sources or other sources may not be available on attractive terms or at all, as and when we need such funding. To the extent we are not able to secure agreements of this sort, we may need to curtail the amount of video content being produced or acquired by us or use our operating or other funds to pay for such video content, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Due to the effect of the coronavirus, sponsors may not have the interest or ability to enter into and invest in co-production agreements on terms that are attractive to the Company or at all.

As we grow, we may seek to fund and produce more of our video content directly, subjecting us to significant additional risks.

Our current strategy of funding the production, acquisition, and distribution of our video content through the payment of upfront fees by third parties may limit the backend return to us. If we should determine to use our own funds to produce, acquire, and distribute more of our video content in order to capture greater backend returns, we would face significant additional risks, such as the need to internally advance funds ahead of revenue generation and cost recoupment and the need to divert some of our resources and efforts away from other operations. In order to reduce these risks, we may determine to raise additional equity or incur additional indebtedness. In such event, our stockholders and our Company will be subjected to the risks associated with issuing more equity or increasing our debt obligations.

If studios, content providers or other rights holders are unable or refuse to license content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide content depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. If studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to provide content will be adversely affected and/or our costs could increase. Increasingly, studios and other content providers have been developing their own streaming services, and may be unwilling to provide us with access to certain content so that they can give exclusive access to their own streaming services. Under a limited number of our license agreements, content owners can withdraw content from us relatively quickly and with short notice. If we do not maintain content that our viewers are interested in, our viewership may decrease and our business could be adversely effected.

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

We are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management and License Fees” in this Form 10-K. Accordingly, in the aggregate, 10% of our net revenue will be paid to our affiliates on a continuous basis and will not be otherwise available to us.

If a project we are producing incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves.

If a production we are funding incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot be certain that any required financing will be available to us on commercially reasonable terms or at all, or that we will be able to recoup the costs of overruns. Increased costs incurred with respect to a project may result in the production not being ready for release at the intended time, which could cause a decline in the commercial performance of the project. Budget overruns could also prevent a project from being completed or released at all and adversely affect our operating results.

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

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flows may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare and pay the dividends on our preferred stock. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;
●	introduction of competing products;
●	our operating expenses which fluctuate due to growth of our business;
●	timing and popularity of new video content offerings and changes in viewing habits or the emergence of new content distribution platforms;
●	variable sales cycle and implementation periods for content and services; and
●	the continuing effects of the COVID-19 pandemic and governmental responses thereto.

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

We intend to increase the distribution of our video content outside the U.S. and thereby derive significant revenue in foreign jurisdictions. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
●	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;
●	changes in local regulatory requirements, including restrictions on video content;

●	differing cultural tastes and attitudes;
●	differing and more stringent user protection, data protection, privacy and other laws;
●	differing degrees of protection for intellectual property;
●	financial instability and increased market concentration of buyers in foreign television markets;
●	the instability of foreign economies and governments;
●	fluctuating currencies and foreign exchange rates;
●	the spread of communicable diseases, including COVID-19, in such jurisdictions, and government responses to contain the spread of such diseases, including border closures, stay-at-home orders and quarantines, which may impact business in such jurisdictions; and
●	war and acts of terrorism.

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

It is possible that others may claim from time to time that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed content, stories, characters and other entertainment or intellectual property. Additionally, although CSS is obligated to indemnify us for claims related to our use of the Chicken Soup for the Soul Brand in accordance with the CSS License Agreement, we could face lawsuits with respect to claims relating thereto. Irrespective of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our online activities are subject to a variety of laws and regulations relating to privacy, which, if violated, could limit our ability to collect and use customer data and subject us to an increased risk of litigation and regulatory actions.

In addition to our websites, we use third-party applications, websites, and social media platforms to promote our video content offerings and engage consumers, as well as monitor and collect certain information about consumers. There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information. Laws relating to data privacy and security continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, how companies can use cookies and other tracking technologies to collect, use and share user information. The United States is seeing the adoption of state-level laws governing individual privacy. This includes the California Consumer Protection Act, Massachusetts General Law 93H and regulations adopted thereunder, and the New York SHIELD Act. Many foreign countries and supranational organizations have adopted similar laws governing individual privacy, such as the EU’s General Data Protection Regulation (“GDPR”), some of which are more restrictive than similar United States laws. If our online activities or the activities of the third parties that we work with were to violate any applicable current or future laws and regulations that limit our ability to collect, transfer, and use data, we could be subject to litigation from both private rights of action, class action lawsuits, and regulatory actions, including fines and other penalties. Internationally, we may become subject to evolving, additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability and/or reputational damage, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

If government regulations relating to the internet or other areas of our business change, we may need to alter the way we conduct our business or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the way we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us such as the EU’s GDPR. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our operations.

If we experience rapid growth, we may not manage our growth effectively, execute our business plan as proposed or adequately address competitive challenges.

We anticipate continuing to grow our business and operations rapidly. Our growth strategy includes organic initiatives and acquisitions. Such growth could place a significant strain on the management, administrative, operational and financial infrastructure we utilize, a portion of which is made available to us by our affiliates under the Management Agreement. Our long-term success will depend, in part, on our ability to manage this growth effectively, obtain the necessary support and resources under the CSS Management Agreement and grow our own internal resources as required, including internal management and staff personnel. To manage the expected growth of our operations and personnel, we also will need to increase our internal operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in producing our video content, declines in overall project quality and increases in costs. Any of these difficulties could adversely impact our business financial condition, operating results, liquidity and prospects.

Our exclusive license to use the Chicken Soup for the Soul Brand could be terminated in certain circumstances.

We do not own the Chicken Soup for the Soul Brand. The Brand is licensed to us by CSS under the terms of the CSS License Agreement. CSS controls the Brand, and the continued integrity and strength of the Chicken Soup for the Soul Brand will depend in large part on the efforts and businesses of CSS and how the Brand is used, promoted and protected by CSS, which will be outside of the immediate control of our Company. Although the license granted to us under the CSS License Agreement is perpetual, it may be terminated by CSS upon the cessation of our business, our bankruptcy, liquidation, or insolvency, or if we fail to pay any sums due or otherwise fail to perform under the License Agreement within 30 days following delivery of a second written notice by CSS.

We may not be able to realize the entire book value of goodwill and other intangible assets from the formation of Crackle Plus and other acquisitions.

As of December 31, 2020 and 2019, we had net intangible assets of $31.5 million and $47.6 million, respectively, and Goodwill of $21.4 million for the years ended December 31, 2020 and 2019, primarily related to the formation of Crackle Plus and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally may have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any unknown or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may require and not be able to obtain additional funding and may be unable to raise such funding when needed, which could force us to delay, reduce, eliminate, or abandon growth initiatives.

We intend to continue making investments to support the growth of our business, including organic growth and growth through acquisitions. Our ability to grow through acquisitions, business combinations and joint ventures and our ability to fund our operating expenses after one or more acquisitions may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. We do not currently have a credit facility in place. If we raise funds by issuing debt instruments or the sale of preferred stock, that may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated. The sale of equity securities, including common or preferred stock, may result in dilution to the current stockholders’ ownership and may be limited by the number of shares we have authorized and available for issuance. If we do not have access to financing arrangements, and if funds do not become available on terms acceptable to us, or at all, we may have to delay, reduce, eliminate, or abandon certain aspects of our business plan, including planned acquisitions. We may also have to reduce our licensing, marketing, customer support or other core business services. Such actions could result in a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns and pandemic health events (such as the recent pandemic spread of the novel corona virus known as COVID-19 virus, duration and full effects of which are still uncertain), as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. A natural or man-made disaster also could disrupt the operations of our partners and counterparties or result in increased prices for the products and services they provide to us.

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

Risks Related to Owning our Class A Common Stock

A substantial number of shares of our Class A Common Stock may be issued upon exercise of outstanding warrants, which could adversely affect the price of our publicly traded securities.

A substantial number of shares of Class A Common Stock may be issued upon the exercise of outstanding warrants. Our outstanding Class W Warrants are exercisable for up to 565,622 shares of Class A Common Stock at an exercise price of $7.50 per share; our outstanding Class Z Warrants are exercisable for up to 180,450 shares of Class A Common Stock at a price of $12.00 per share; CPE Holdings, Inc holds; our outstanding Class I Warrants that are exercisable for up to 800,000 shares of our Class A Common Stock at an exercise price of $8.13 per share; our outstanding Class II Warrants that are exercisable for up to 1,200,000 shares of our Class A Common Stock at an exercise price of $9.67 per share; our outstanding Class III-A Warrants that are exercisable for up to 380,000 shares of our Class A Common Stock at an exercise price of $11.61 per share; and our outstanding Class III-B Warrants that are exercisable for up to 1,620,000 shares of our Class A Common Stock at an exercise price of $11.61 per share. If all of the outstanding warrants are exercised for cash we will be required to issue an aggregate of 4,746,072 shares of Class A Common Stock, or approximately 75% of our Class A Common Stock outstanding as of March 31, 2021. The warrant holders will likely exercise the warrants only at a time when it is economically beneficial to do so. Accordingly, the exercise of these warrants will significantly dilute our other equity holders and may adversely affect the market price of our publicly traded securities.

On June 4, 2020 we entered into an At the Market Issuance Sales Agreement with B. Riley FBR, Inc., pursuant to which we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock, which may adversely affect the price of our Class A Common Stock .

Under the At the Market Issuance Sales Agreement with B.Riley FBR, Inc. as sales agent (“ATM Agreement”) we may issue shares of Class A Common Stock and Series A Preferred Stock having an aggregate offering price of up to $11,564,076. The sale of Class A Common Stock will dilute our other equity holders and may adversely affect the market price of the Class A Common Stock. As of December 31, 2020, we have sold an aggregate of 48,741 shares of Class A Common Stock and 300,360 shares of Series A Preferred Stock pursuant to the ATM Agreement, generating net proceeds to us of $7.6 million.

Only a limited market exists for our Class A Common Stock, which could lead to price volatility.

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol “CSSE”. However, trading volume for our Class A Common Stock has historically been low. The limited trading market for our securities may cause fluctuations in the market value of these securities to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our securities.

We currently do not plan to pay any dividends on our Class A Common Stock.

The payment of cash dividends on our Class A Common Stock in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition, our obligation to pay dividends on our Series A Preferred Stock and make quarterly interest payments on the Notes, the laws and regulations of the State of Delaware and will be within the discretion of our board of directors. As a result, any gain you may realize on our Class A Common Stock may result solely from the appreciation of such shares.

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

If at any time our securities become subject to the “penny stock” rules promulgated under the Exchange Act our securities could be adversely affected. Typically, securities trading under a market price of $5.00 per share and that do not meet certain exceptions, such as national market listing or annual revenue criteria, are subject to the penny stock rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s written agreement to the transaction prior to sale;
●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and
●	obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has received the required risk disclosure documents before a transaction in a “penny stock” can be completed.

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

Our Class A Common Stock is currently listed on Nasdaq, a national securities exchange. If our Class A Common Stock is not listed on Nasdaq or another national securities exchange at any time after the date hereof, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Class A Common Stock;
●	reduced liquidity with respect to our Class A Common Stock;
●	a determination that our Class A Common Stock is “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A Common Stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Owning our Series A Preferred Stock

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

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of Class A Common Stock and Class B Common Stock vote together as a single class and are the only class of our securities that carry full voting rights. Mr. Rouhana, our chairman of the board and chief executive officer, beneficially owns the vast majority of the voting power of our outstanding common stock. As a result, Mr. Rouhana exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock depends on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

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

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of the date of this filing, our total liabilities (excluding contingent consideration) equaled approximately $44.1 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

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

Risks Related to Owning our Notes

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The Notes are not secured by any of our assets. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness, such as any new loan facility or other indebtedness to which we grant a security interest, including our $10,210,000 film acquisition advance from Great Point Media Limited which is secured by territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media, but only to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

The Notes are structurally subordinated to the existing and future indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Chicken Soup for the Soul Entertainment Inc., and not any of our subsidiaries. In addition, the Notes are not guaranteed by any third-party, whether an affiliate or unrelated to us. None of the assets of our subsidiaries will be directly available to satisfy the claims of holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries.

The indenture under which the Notes are issued contains limited protection for holders of the Notes.

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, except in limited circumstances, the terms of the indenture and the Notes do not restrict our ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal or senior in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness that we incur that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including our Series A Preferred Stock or any subordinated indebtedness;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event (but does afford us the right to redeem the Notes prior to the prescribed redemption date upon the consummation of certain transactions).

Similarly, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions. The issuance or incurrence of any indebtedness with incremental protections could affect the market for and trading levels and prices of the Notes. Additionally, even if we issue indebtedness that ranks equally with the Notes, the holders of such indebtedness will be entitled to share ratably with the noteholders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, or dissolution, which may have the effect of reducing the amount of proceeds paid to our noteholders. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations, and may cause a cross-default on our other obligations, as described elsewhere in these Risk Factors. If new debt is added to our current indebtedness, the related risks that we now face could be compounded.

An increase in market interest rates could result in a decrease in the value of the Notes.

In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if you purchase the Notes, and the market interest rates subsequently increase, the market value of your Notes may decline. We cannot predict the future level of market interest rates.

An active trading market for the Notes may not be sustained, which could limit your ability to sell the Notes or the market price of the Notes.

Although the Notes are listed on the Nasdaq Global Market under the trading symbol “CSSEN,” we cannot provide any assurances that an active trading market will develop or be maintained for the Notes or that you will be able to sell your Notes. The Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure you that a liquid trading market for the Notes will be sustained, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after July 31, 2022, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our existing or future indebtedness that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any loan facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any such default may constitute a default under the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders. If this occurs, we would be in default under the credit arrangement that we have, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing their debt. Because any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We are not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by a third-party.

We are not obligated to contribute funds to a sinking fund to repay principal or interest on the Notes upon maturity or default. The Notes are not certificates of deposit or similar obligations of, or guaranteed by, any depositary institution. Further, no private party or governmental entity insures or guarantees payment on the Notes if we do not have enough funds to make principal or interest payments.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us, the July 2025 Notes, or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.

Our credit rating is an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit rating will generally affect the market value of the Notes. Our credit rating, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

The Notes have received a rating of BBB from Egan-Jones Ratings Company. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. Neither we nor any underwriter undertakes any obligation to maintain our credit rating or to advise holders of the Notes of any changes in our credit rating. There can be no assurance that our credit rating will remain for any given period of time or that such credit rating will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our company, so warrant.

Risks Related to Owning our Class W and Class Z Warrants

No public market exists for our Class W Warrants or Class Z Warrants.

We have applied for quotation of the Class W Warrants on the OTCQB Market and the Class Z Warrants on the OTC Pink Market under the proposed symbols “CSSEW” and “CSSEZ”, respectively, but we cannot guarantee that our Class W Warrants or Class Z Warrants will be approved for quotation or listing on any market. Further, even if listed or quoted, an active trading market may never develop or, if developed, may not be sustained. The over-the-counter market is a significantly more limited market than Nasdaq, due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of our Class W Warrants and Class Z Warrants may find it difficult to resell their warrants at prices quoted in the market or at all. You may be unable to sell Class W Warrants or Class Z Warrants unless a market for such securities can be established or sustained.

Holders of our Class W Warrants and Class Z Warrants will have no rights as a common stockholder until such warrants are exercised.

Until holders of our Class W Warrants and Class Z Warrants acquire shares of our Class A Common Stock upon exercise of the Class W Warrants or Class Z Warrants, as applicable, holders of Class W Warrants and Class Z Warrants will have no rights with respect to the shares of Class A Common Stock underlying such warrants.

The market price of our Class A Common Stock may fall below the exercise price of the Class W Warrants and Class Z Warrants.

The Class W Warrants have an exercise price of $7.50 per share, subject to adjustment as described therein, and may be exercised at any time through June 30, 2023. The Class Z Warrants have an exercise price of $12.00 per share, subject to adjustment as described therein, and may be exercised at any time through June 30, 2024. The market price of our Class A Common Stock may fall below the exercise price of such warrants and remain below such exercise price through their date of expiration. Any Class W Warrants or Class Z Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the warrant holder.

We may call the Class W Warrants and Class Z Warrants for cancellation.

We may call for cancellation of all or any portion of the Class W Warrants or Class Z Warrants for which a notice of exercise has not yet been delivered to us for consideration equal to $.01 per Class W Warrant or Class Z Warrant, as the case may be, in accordance with the provisions of such warrants, if (i) our Class A Common Stock is traded, listed or quoted on any U.S. market or electronic exchange, and (ii) the closing per-share sales price of the Class A Common Stock for any twenty (20) trading days during a consecutive thirty (30) trading days period exceeds $15.00, for Class W Warrants, or $18.00, for Class Z Warrants, in each case subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the call notice. On and after the call date, a record holder of a warrant will have no further rights except to receive the call price for such holder’s warrant upon surrender of such warrant.

If we call the Class W Warrants and/or Class Z Warrants for cancellation, that could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants.

We may amend the terms of the Class W Warrants and Class Z Warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 50% of the then outstanding Class W Warrants or Class Z Warrants, respectively. As a result, the exercise price of your Class W Warrants and/or Class Z Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our Class W Warrants and Class Z Warrants were issued in registered form under Warrant Agreements between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreements provide that the terms of the Class W Warrants and Class Z Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Class W Warrants or Class Z Warrants, as applicable, to make any change that adversely affects the interests of the registered holders of Class W Warrants or Class Z Warrants. Accordingly, we may amend the terms of such warrants in a manner adverse to you without your consent. Our affiliates hold approximately 39.0% of the outstanding Class W Warrants and 4.8% of the outstanding Class Z Warrants. Examples of such amendments could include, among other things, an increase in the exercise price of the warrants, conversion of the warrants into cash, or to shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant. On August 26, 2020 we extended the exercise period of the Class W Warrants and Class Z Warrants to June 30, 2023 and June 30, 2024, respectively, without the approval of the warrant holders. Such extension provides warrant holders with an additional two years to exercise their warrants.

General Risks

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our Class A common stock, Series A Preferred Stock, and publicly traded notes and the trading price of such securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We take advantage of the extended transition period for complying with new or revised accounting standards. This may make comparison of our financial statements with another public company which is not an emerging growth company difficult or impossible because of the potential differences in accounting standards used.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenue exceeds $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (or if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware, or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to the personal jurisdiction of the state and federal courts located within the State of Delaware and to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, we anticipate that the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction and the exclusive forum provision is not intended to waive our compliance with federal securities laws and the rules and regulations thereunder or bar claims properly brought thereunder.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters is located at 132 East Putnam Avenue – Floor 2W, Cos Cob, Connecticut. Use of this space is provided to us under the terms of the CSS Management Agreement. We also lease facilities in California and New York.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “CSSE,” our Series A Preferred Stock is listed on Nasdaq under the symbol “CSSEP,” and our 9.50% Notes due 2025 are listed on Nasdaq under the symbol “CSSEN.”

Holders

As of March 31, 2021, we have 37 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We believe we have in excess of 300 beneficial holders of our Class A Common Stock.

Dividend Policy

Series A Preferred Stock Dividends

Since July 2018, we have declared monthly cash dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end.  The total amount of dividends declared were $4.1 and $3.3 million as of December 31, 2020 and 2019 respectively.

Common Stock Dividends

We did not pay any dividends on our common stock during the years ended December 31, 2020 and 2019. Any payment of dividends in the future is within the discretion of our board of directors (subject to our obligation to pay dividends on our Series A Preferred Stock and to make quarterly interest payments on our 9.50% Notes due 2025) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers, and employees, including our chief executive officer, chief financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports that we file or furnish to the SEC and in our other public communications, compliance with applicable government laws, rules, and regulations, and prompt internal reporting of violations of the code. A copy of the code of ethics may be found on our website at ir.cssentertainment.com.

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

Recent Developments

ATM Offering

In May 2020 the Company entered into an At the Market Issuance Agreement (the “ATM Agreement”) with B. Riley FBR, Inc., relating to the sale of our Class A Common Stock and Series A Preferred Stock. In accordance with the terms of the ATM Agreement, we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock having an aggregate offering price of up to $11,564,076. During the year ended December 31, 2020, we sold an aggregate of 48,741 shares of Class A Common Stock and 300,360 shares of Series A Preferred Stock, for net proceeds to us of $7,635,228, after payment of $236,146 in commissions to B. Riley FBR, Inc.

9.50% Notes due 2025

On July 17, 2020, the Company completed an underwritten public offering of $21,000,000 aggregate principal amount of its 9.50% Notes due 2025 (the “July Notes”), pursuant to an Underwriting Agreement, dated as of July 13, 2020, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the underwriters. On August 5, 2020, the Company sold an additional $1,100,000 of July Notes pursuant to the partial exercise of the overallotment option. The July Notes were offered and sold pursuant to a prospectus, dated July 13, 2020, which is part of the Company’s registration statement on Form S-1 (Registration No. 333-239198) declared effective by the Securities and Exchange Commission on July 10, 2020. Ladenburg Thalmann and National Securities Corporation acted as joint bookrunning managers of the offering, and Benchmark Company and Northland Capital Markets acted as lead managers of the offering. The July Notes were issued under a base indenture and a supplemental indenture, each dated as of July 17, 2020 (the “Base Indenture” and “Supplemental Indenture,” respectively, and together, the “Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Notes bear interest from July 17, 2020 at the rate of 9.50% per annum, payable every March 31, June 30, September 30, and December 31, and at maturity, beginning September 30, 2020. The Notes mature on July 31, 2025.

The sale of the July Notes resulted in net proceeds of approximately $20,995,000 after deducting underwriting discounts and commissions of approximately $1,105,000. The Company used approximately $13.3 million of the net proceeds from the offering to repay the entirety of the outstanding principal and unpaid accrued interest under that certain amended and restated loan and security agreement dated August 22, 2019, between the Company and its wholly-owned subsidiary Screen Media Ventures, LLC, as co-borrowers, certain of their direct and indirect subsidiaries as guarantors, and Patriot Bank N.A., as lender (“Loan Agreement”).

On December 22, 2020, the Company completed an underwritten public offering of $9,387,750 aggregate principal amount of 9.50% Notes due 2025 (the “December Notes”). pursuant to an Underwriting Agreement, dated as of December 17, 2020, between the Company and Ladenburg Thalmann & Co. Inc., as representative of the underwriters. On December 29, 2020, the Company sold an additional $1,408,150 of December Notes pursuant to the underwriters’ partial exercise of the overallotment option. The December Notes were offered pursuant to a prospectus, dated December 17, 2020, which is part of the Company’s registration statement on Form S-1 (Registration No. 333-251202), declared effective by the Securities and Exchange Commission (“SEC”) on December 17, 2020, and the Company’s registration statement on Form S-1MEF (Registration No. 333-251504) as filed with the SEC on December 18, 2020, which became effective upon filing in accordance with Rule 462(b) under the Securities Act of 1933, as amended. The December Notes are a further issuance of, rank equally in right of payment with, and form a single series for all purposes under the Indenture with the July Notes.

The sale of the December Notes were sold at a 2.0% original issuance discount to the stated principal of $25.00 per note, or a public offering price of $24.50 per note. The December Notes generated gross proceeds to the Company of $10,579,982 and net proceeds to the Company of approximately $9,990,983 after deducting underwriting discounts and commissions of approximately $588,999.

Payment in Full of Patriot Bank Loan Agreement

On July 17, 2020, the Company used approximately $13.3 million of the proceeds from the sale of the July Notes to repay in full its outstanding obligations under the Loan Agreement. Pursuant to the Loan Agreement, Patriot Bank, N.A. previously provided a senior secured term loan facility to the borrowers, consisting of a term loan in an original principal amount of $16.0 million (“Term Note”). The Loan Agreement and Term Note were terminated on July 17, 2020, in connection with the Company’s discharge of indebtedness.

Private Placements

On January 14, 2021, the Company entered into a securities purchase agreement (the “SPA”) with two accredited investors (the “Investors”) to sell an aggregate of 1,022,727 shares of Class A Common Stock at a purchase price of $22.00 per share, generating gross proceeds of $22,499,994. The sale was consummated on January 20, 2021. The shares of Class A Common Stock were sold pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Financial Results of Operations:

Revenue

The following table presents net revenue line items for the years ended December 31, 2020 and 2019 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Revenue:
Online networks	$30,145,225	45%	$40,027,289	72%	$(9,882,064)	(25)%
Distribution and Production	38,024,797	57%	16,577,863	30%	21,446,934	129%
Total revenue	68,170,022	102%	56,605,152	102%	11,564,870	20%
Less: returns and allowances	(1,813,066)	(2)%	(1,241,246)	(2)%	(571,820)	46%
Net revenue	$66,356,956	100%	$55,363,906	100%	$10,993,050	20%

Our net revenue increased by $11.0 million for the year ended December 31, 2020 compared to 2019. This increase in net revenue was primarily due to the $21.4 million increase in distribution and production revenue, offset by a $9.9 million decrease in online networks revenue, as further described below.

Online network revenue

Our online networks revenue decreased by $9.9 million for the year ended December 31, 2020 compared to 2019. The decrease of $9.9 million was primarily due to a $10.9 million decrease in advertisement representation revenue comprised of a $15.6 million decrease in revenues due to the discontinued operations of one advertisement representation partner offset by increases of $4.7 million in other advertisement representation partner revenues.  Additionally, a $1.6 million net combined decrease in various other online networks revenues, offset by a $2.6 million increase in our Crackle direct revenue primarily due to operating Crackle for 12 months in 2020 as compared to 7.5 months in 2019.

Distribution and Production revenue

Distribution and production revenues increased by $21.4 million for the year ended December 31, 2020 compared to 2019.  The increase of $21.4 million was primarily due to a $13.3 million increase in TVOD and internet streaming revenue primarily driven by strong performance from the recent release of The Outpost, which hit #1 on several VOD platforms during the period, Blood and Money and Black Water:Abyss, a $9.3 million increase in video distribution and theatrical revenues driven primarily by the performance of The Last Full Measure and Robert The Bruce, and a $3.8 million increase in AVOD distribution revenue driven by our original and owned content streamed on our AVOD networks. These increases were partially offset by a $4.5 million decrease in international distribution revenue and a net combined $0.5 million decrease in other distribution and production revenues.

Cost of Revenue

The following table presents cost of revenue line items for the years ended December 31, 2020 and 2019 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Cost of revenue:
Programming amortization	$656,806	1%	$710,689	1%	$(53,883)	(8)%
Film library amortization	23,309,647	35%	10,182,166	19%	13,127,481	129%
Revenue share and partner fees	9,559,234	15%	17,202,481	31%	(7,643,247)	(44)%
Distribution and platform costs	18,614,132	28%	12,328,214	22%	6,285,918	51%
Total cost of revenue	$52,139,819	79%	$40,423,550	73%	$11,716,269	29%
Gross profit	$14,217,137		$14,940,356
Gross profit margin	21%		27%

Our cost of revenue increased by $11.7 million for the year ended December 31, 2020 compared to 2019. This increase was primarily due to a $13.1 million increase in film library amortization as a result of the $21.4 million increase in distribution revenue, a $6.3 million increase in distribution and platform costs primarily due to incurring Crackle related technology costs for 12 months in 2020 as compared to 7.5 months in 2019, partially offset by a $7.7 million decrease in revenue share and partner fees as a result of the $10.9 million decrease in advertisement representation revenue primarily driven by the discontinued operations of one ad rep partner.

Operating Expenses

The following table presents operating expense line items for the years ended December 31, 2020 and 2019 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2020	revenue	2019	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$31,573,368	48%	$22,242,032	40%	$9,331,336	42%
Amortization and depreciation	16,291,327	25%	13,293,279	24%	2,998,048	23%
Impairment of content assets	3,973,878	6%	—	—%	3,973,878	*
Management and license fees	6,635,696	10%	5,536,390	10%	1,099,306	20%
Total operating expenses	$58,474,269	89%	$41,071,701	74%	$17,402,568	42%

* Not meaningful

Our total operating expenses were 89% of net revenue for the year ended December 31, 2020 compared to 74% in the same period in 2019 and increased in absolute dollars by $17.4 million. Excluding amortization and depreciation expense driven by acquired intangibles resulting from the formation of Crackle Plus and impairment of content assets, total operating expenses were 58% and 50% of net revenue for the years ended December 31, 2020 and 2019, respectively.

Selling, general and administrative expenses increased by $9.3 million for the year ended December 31, 2020 compared to 2019. The increase is primarily due to a $5.7 million increase in compensation expense, discussed in the following selling, general and administrative section.

Amortization and depreciation expense increased by $3.0 million for the year ended December 31, 2020 compared to 2019. The increase is primarily due to the amortization of intangible assets formed as a result of the Crackle Plus acquisition in May 2019.

Content assets consists primarily of programming costs and film library assets. Management’s periodic assessment of the ultimate revenues expected to be recognized on each episodic series and film, in conjunction with historical performance and current market conditions, management determined the estimated future discounted cash flows were not sufficient to recover the entire unamortized balance of content assets.  As a result, the Company recorded an impairment of $4.0 million for the year ended December 31, 2020.

The management and license fee increased $1.1 million or 20% for the year ended December 31, 2020 compared to 2019. The increase is due to and in line with the $11.0 million or 20% increase in net revenue for the year ended December 31, 2020 compared to 2019.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the years ended December 31, 2020 and 2019 and the year-over-year dollar and percentage changes for those line items:

	Year Ended
	December 31,		Change
	2020	2019	Period over Period
Compensation expense	$18,408,546	$12,680,626	$5,727,920	45%
Share-based compensation	1,131,515	1,061,926	69,589	7%
Professional fees	3,583,702	1,569,715	2,013,987	128%
Public company costs and expenses	520,118	366,378	153,740	42%
Bad debt expense	1,571,518	1,428,453	143,065	10%
Other operating expenses	6,357,969	5,134,934	1,223,035	24%
	$31,573,368	$22,242,032	$9,331,336	42%

Our selling, general and administrative expenses increased by $9.3 million for the year ended December 31, 2020 compared to 2019.

Our compensation expense increased by $5.7 million for the year ended December 31, 2020 compared to 2019. This increase is primarily due to operating Crackle for 12 months in 2020 compared to 7.5 months in 2019 and a 16% increase in headcount as compared to 2019.

Professional fees increased by $2.0 million for the year ended December 31, 2020 compared to 2019. This increase is related to a $1.2 million increase in legal fees, $0.4 million increase in consulting expenses and $0.4 million increase in accounting expenses primarily related to various financing activities during the period and the year over year growth in the business.

Other operating expenses increased by $1.2 million for the year ended December 31, 2020 compared to 2019.  This increase is related to a $1.4 million increase in rent driven by expansion of our office space as a result of the acquisition of Crackle during May 2019 and a $0.3 million increase in marketing expenses related to increased marketing efforts in our online networks operation area, offset by a $0.3 million decrease in travel and entertainment expenses related to the COVID-19 pandemic and $0.2 million decrease in various other overhead expenses.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the years ended December 31, 2020 and 2019. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the years ended December 31, 2020 and 2019.

Interest Expense

For the years ended December 31, 2020 and 2019, our interest expense was comprised primarily of interest incurred on the 9.50% Notes Due 2025, the commercial loan, the revolving credit facility and the film acquisition advance.

The following table presents interest expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
9.50% Notes due 2025	$982,327	$—
Revolving credit facility	316,667	90,000
Commercial loan	476,889	638,617
Film acquisition advance	314,433	—
Amortization of deferred financing costs	131,790	82,400
	$2,222,106	$811,017

Interest expense increased $1.4 million for the year ended December 31, 2020 compared to 2019. The increase is primarily related to the July and December 2020 underwritten public offering of the 9.50% Notes due 2025.  In addition, we entered into a revolving credit facility with Cole Investments VII, LLC in connection with the creation of our Landmark Studio Group subsidiary in October 2019, which bears interest of 8% per annum.  As of March 3, 2021, such facility was paid in full and terminated.  Further, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited in August 2020, which bears interest at 10% per annum compounded monthly on the amount outstanding.

Acquisition Related Costs

For the years ended December 31, 2020 and 2019 aggregate acquisition-related costs, including legal, accounting and investment advisory fees totaled $0.1 and $4.0 million, respectively. The $3.9 million decrease in acquisition related costs is primarily related to costs incurred in 2019 related to the Crackle acquisition while in the current year we had no such acquisition.

Other Non-Operating Income, net

For the years ended December 31, 2020 and 2019 other non-operating income was $6.3 million and $0.1 million, respectively.  Other non-operating income is primarily comprised of $5.4 million in extinguished liabilities as part of a settlement agreement with a technology platform vendor which discontinued operations prior to the completion of the contractual service period and $1.5 million related to the extinguishment of acquisition related liabilities. Other income was offset by other non-operating expenses related to a partner settlement and realized and unrealized losses on marketable securities.

Provision for Income Taxes

The Company’s benefit from, or provision for income taxes, consists of federal and state taxes in amounts necessary to align our tax provision to the effective tax rate.

For the years ended December 31, 2020 and 2019, we reported income tax expenses of approximately $0.1 million and $0.6 million, respectively, consisting of state taxes currently payable in 2020 and federal and state taxes currently payable and deferred in 2019. The effective tax rate for the years ended December 31, 2020 and 2019 was 1% and 3%, respectively. The effective rate for the years ended December 31, 2020 and 2019 were significantly impacted by temporary and permanent differences as described below.

Temporary timing differences consist primarily of net programming costs and film library acquisition costs that were, for current year additions, amortized over the straight line basis as permitted under the Internal Revenue Code  as well as prior year released USA produced shows having been deducted for tax purposes in the period incurred (under Internal Revenue Code Section 168(k)) as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. We also incurred impairment losses that were charged to operations on the financial statements on some of those assets but are not currently deductible for tax purposes. Additionally, the Company amortized, for tax purposes, intangible assets under Section 197 of the Internal Revenue Code, the amounts of which differ substantially from charges on related assets that are either not amortized in the consolidated financial statements or amortized at different rates.

Permanent differences consist primarily of amortization for financial reporting purposes of film library properties that were acquired in a transaction in 2018 wherein the tax cost basis as well as the method and rate of amortization are, for tax purposes, governed by the rules of Section 197 of the Internal Revenue Code.

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

We pay CSS an incremental recurring license fee equal to 4% of our net revenue for each calendar quarter, and a marketing fee of 1% of our net revenue

For the years ended December 31, 2020 and 2019, we recorded $3.3 million and $2.8 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

We have a management services agreement, the ‘‘CSS Management Agreement’’, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage.  On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement is five years, with automatic one-year renewals unless affirmatively terminated by one of the parties.

For the years ended December 31, 2020 and 2019, we recorded $3.3 million and $2.8 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the year ended December 31, 2020 and 2019, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments.  We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our consolidated financial statements.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;

●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;

●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;

●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;

●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax (benefit) expense or the cash requirements to pay our income taxes;

●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;

●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual expenses; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2020	2019

Net loss available to common stockholders	$(44,552,353)	$(34,976,816)
Preferred dividends	4,142,376	3,304,947
Provision for income taxes	99,000	585,000
Other taxes	312,600	460,205
Interest expense(a)	2,222,106	811,017
Film library and program rights amortization(b)	23,563,772	10,683,227
Share-based compensation expense(c)	1,131,515	1,061,926
Acquisition-related costs(d)	98,926	3,968,289
Expense for bad debt and video returns	3,384,584	2,669,699
Amortization and depreciation(e)	17,317,247	13,293,279
Other non-operating income, net(f)	(6,254,205)	(40,191)
Loss on extinguishment of debt	169,219	350,691
Impairment of content assets(g)	3,973,878	—
Transitional expenses(h)	4,353,345	3,505,855
All other nonrecurring costs	1,789,569	276,400
Adjusted EBITDA	$11,751,579	$5,953,528

(a).	Includes amortization of deferred financing costs of $131,790 and $82,400 for the years ended December 31, 2020 and 2019, respectively.
(b).	Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c).	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, non-employee directors and third-party consultants.
(d).	Represents aggregate acquisition-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e).	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(f).	Other non-operating income is primarily comprised of various extinguished liabilities as part of a settlement, see Results of Operations for further detail.
(g).	Represents impairment charges related to our content assets, comprised of program and film library assets.

(h).	Represents transitional related expenses primarily associated with the Crackle Plus business combination and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities.  The Company enhanced its liquidity position during the current year, by improving year over year cashflow performance, replacing a commercial loan with senior unsecured notes and therefore reducing principal amortization requirements going forward, entering into a film acquisition advance arrangement, and issuing common stock in a private placement. As of December 31, 2020, we had cash and cash equivalents of $14.7 million.  Our total debt principal outstanding was $44.1 million as of December 31, 2020.

Debt, net of debt issuance costs, increased $22.2 million primarily due to the issuance of the 9.50% Notes Due 2025 in August and December 2020, offset by the repayment of the outstanding principal under the commercial loan. The amount of principal and interest due in the next twelve months is approximately $5.8 million. See Note 11, Debt in the accompanying notes to our consolidated financial statements.

During the year ended December 31, 2020, the Company completed the sale of an aggregate of 300,360 shares of its Series A Preferred Stock at a net offering price of $22.43 per share. The Company’s net proceeds from the sale of Series A Preferred Stock, after deducting offering expenses, was approximately $6.7 million.  The Company used the net proceeds from the sale of Series A Preferred Stock for working capital and other general corporate purposes.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through December 2020. Total dividends declared during the years ended December 31, 2020 and 2019 were $4.1 million and $3.3 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $14.7 million and $6.4 million as of December 31, 2020 and 2019, respectively.

Cash flow information for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Cash (used in) provided by:
Operating activities	$(18,045,482)	$(18,698,763)
Investing activities	(2,792,165)	(6,428,996)
Financing activities	29,122,971	24,373,403
Net increase (decrease) in cash and cash equivalents	$8,285,324	$(754,356)

Operating Activities

Net cash used in operating activities was $18.0 million and $18.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $0.7 million in cash used in operating activities for the year ended December 31, 2020 compared to 2019 was primarily due to a $5.4 million decrease in net loss adjusted for the exclusion of non-cash items, offset by a $4.7 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $2.4 million for the year ended December 31, 2020 compared to the net loss adjusted for the exclusion of non-cash items of $(3.0) million for the year ended December 31, 2019. The decrease in the net loss adjusted for the exclusion of non-cash items was primarily due to a $14.2 million increase in net non-cash items driven by the amortization and impairment of film library assets and amortization of intangible assets, offset by the $8.8 million increase in net loss.

The effect of changes in operating assets and liabilities was a decrease of $20.5 million for the year ended December 31, 2020 compared to a decrease of $15.7 million for the year ended December 31, 2019. The most significant drivers contributing to this increase relate to the following:

●	Changes in accounts receivable primarily driven by increased revenue and timing of collections. Accounts receivable decreased $5.5 million during the year ended December 31, 2020 as compared to an increase of $24.5 million during the year ended December 31, 2019.

●	Changes in film library primarily due to increased investment in our distribution and production operation area. Film library increased $27.1 million during the year ended December 31, 2020 compared to a $18.1 million increase during the year ended December 31, 2019.

●	Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of payments. Accounts payable and accrued expenses decreased $5.6 million during the year ended December 31, 2020 compared to an increase of $24.2 million during the year ended December 31, 2019.

●	Changes in accrued participation costs primarily due to increased revenues in our distribution and production operation area and timing of payments. Accrued participation costs increased $7.5 million during the year ended December 31, 2020 compared to a $3.5 million increase during the year ended December 31, 2019.

Investing Activities

For the years ended December 31, 2020 and 2019, our investing activities required a net use of cash totaling $2.8 million and $6.4 million, respectively. The decrease in cash used in investing activities during the year ended December 31, 2020 as compared 2019 was due to a $5.5 million increase in capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations, partially offset by a $2.0 million decrease in our due from affiliated companies balance and a $0.7 million increase from sales of marketable securities.

Financing Activities

For the year ended December 31, 2020, our financing activities provided net cash totaling $29.1 million. This increase was primarily due to the $31.0 million in net proceeds related to the public offering of the 9.50% notes due 2025, $8.8 million in proceeds from the film acquisition advance, $5.9 million in proceeds from a private placement and at-the-market sale of common stock and $6.7 million in net proceeds from the sale of our preferred stock, offset by the $15.2 million repayment of the Commercial Loan, the $1.6 million repayment of the film acquisition advance, the $4.1 million payment of dividends to preferred stockholders and a $2.5 million payment on our revolving credit facility. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and extending future principal payments.

For the year ended December 31, 2019, our financing activities provided net cash totaling $24.4 million. This resulted primarily from net proceeds from the sale of our preferred stock of $15.5 million, proceeds of $8.7 million related to the commercial loan and proceeds of $5.0 million related to the revolving credit facility. Such proceeds were offset by the dividend payments to preferred stockholders in the amount of $3.3 million and debt principal payments of $1.5 million.

Anticipated Cash Requirements

We believe that cash flow from operations and cash on hand, together with equity and debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements for the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness. If we are required to access debt or equity financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders. There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our company. If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Report and should be read in conjunction with the audited consolidated financial statements and accompanying notes included herein. There have been no significant changes in our critical accounting policies, judgments and estimates since December 31, 2020.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 30, 2021

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$14,732,726	$6,447,402
Accounts receivable, net of allowance for doubtful accounts of $1,035,643, and $1,531,247, respectively	25,996,947	34,661,119
Prepaid expenses and other current assets	1,382,502	1,173,223
Goodwill	21,448,106	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	19,370,490	35,451,951
Film library, net	35,239,135	33,250,149
Due from affiliated companies	5,648,652	7,642,432
Programming costs and rights, net	15,781,183	15,113,574
Other assets, net	4,517,102	313,585
Total assets	$156,280,786	$167,665,484

LIABILITIES AND EQUITY
Current maturities of commercial loan	$—	$3,200,000
Commercial loan, net of unamortized deferred finance costs of $0 and $189,525, respectively	—	11,810,475
9.50% Notes due 2025, net of unamortized deferred issuance costs of $1,798,433 and $0, respectively	31,097,467	—
Notes payable under revolving credit facility	2,500,000	5,000,000
Film acquisition advance	8,659,136	—
Accounts payable and accrued expenses	18,445,925	26,646,390
Ad representation fees payable	2,949,032	12,429,838
Film library acquisition obligations	8,616,562	5,020,600
Programming obligations	4,697,316	7,300,861
Accrued participation costs	12,535,651	5,066,512
Other liabilities	1,677,906	170,106
Total liabilities	91,178,995	76,644,782
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 2,098,318 and 1,599,002 shares issued and outstanding, respectively; redemption value of $52,457,950 and $39,975,050, respectively	210	160
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 5,157,053 and 4,259,920 shares issued, 5,082,818 and 4,185,685 shares outstanding, respectively	516	425
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 and 7,813,938 shares issued and outstanding, respectively	766	782
Additional paid-in capital	106,425,548	87,610,030
Deficit	(77,247,982)	(32,695,629)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	28,546,329	54,283,039
Subsidiary convertible preferred stock	36,350,000	36,350,000
Noncontrolling interests	205,462	387,663
Total equity	65,101,791	91,020,702
Total liabilities and equity	$156,280,786	$167,665,484

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
Revenue:
Online networks	$30,145,225	$40,027,289
Distribution and Production	38,024,797	16,577,863
Total revenue	68,170,022	56,605,152
Less: returns and allowances	(1,813,066)	(1,241,246)
Net revenue	66,356,956	55,363,906
Cost of revenue	52,139,819	40,423,550
Gross profit	14,217,137	14,940,356
Operating expenses:
Selling, general and administrative	31,573,368	22,242,032
Amortization and depreciation	16,291,327	13,293,279
Impairment of content assets	3,973,878	—
Management and license fees	6,635,696	5,536,390
Total operating expenses	58,474,269	41,071,701
Operating loss	(44,257,132)	(26,131,345)
Interest expense	2,222,106	811,017
Loss on extinguishment of debt	169,219	350,691
Acquisition-related costs	98,926	3,968,289
Other non-operating income, net	(6,254,205)	(40,191)
Loss before income taxes and preferred dividends	(40,493,178)	(31,221,151)
Provision for income taxes	99,000	585,000
Net loss before noncontrolling interests and preferred dividends	(40,592,178)	(31,806,151)
Net loss attributable to noncontrolling interests	(182,201)	(134,282)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(40,409,977)	(31,671,869)
Less: preferred dividends	4,142,376	3,304,947
Net loss available to common stockholders	$(44,552,353)	$(34,976,816)
Net loss per common share:
Basic and diluted	$(3.62)	$(2.92)
Weighted-average common shares outstanding:
Basic and diluted	12,301,185	11,987,292

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional	Retained		convertible
		Par		Par		Par	Paid-In	Earnings	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	Stock	Stock	Interests	Total
Balance, December 31, 2018	918,497	$92	4,227,740	$421	7,817,238	$782	$59,360,583	$2,281,187	$(632,729)	$-	$-	$61,010,336
Share based compensation - stock options							907,572					907,572
Share based compensation - common stock							87,500					87,500
Issuance of preferred stock	680,505	68					17,012,557					17,012,625
Preferred stock issuance costs							(1,489,706)					(1,489,706)
Stock options exercised			16,666	2			160,159					160,161
Shares issued to directors			6,956	1			25,000					25,001
Employee stock grant			5,258	1			41,854					41,855
Conversion of Class B shares to Class A shares			3,300	—	(3,300)							-
Dividends on preferred stock								(3,304,947)				(3,304,947)
Crackle business combination							11,504,511			36,350,000	521,945	48,376,456
Net loss attributable to noncontrolling interest											(134,282)	(134,282)
Net loss								(31,671,869)				(31,671,869)
Balance, December 31, 2019	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							921,115					921,115
Share based compensation - common stock							210,400					210,400
Stock options exercised			10,000	1			74,999					75,000
Shares issued to directors			14,275	2			(2)					-
Common stock grant			10,000	1			(1)					-
Issuance of common stock			673,741	68			5,899,555					5,899,623
Class W warrant exercise			29,685	3			(3)					-
Conversion of Class B shares to Class A shares			159,432	16	(159,432)	(16)						-
Issuance of preferred stock, net	499,316	50					11,709,455					11,709,505
Dividends on preferred stock								(4,142,376)				(4,142,376)
Net loss attributable to noncontrolling interest											(182,201)	(182,201)
Net loss								(40,409,977)				(40,409,977)
Balance, December 31, 2020	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
Cash flows from Operating Activities:
Net loss	$(40,592,178)	$(31,806,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,131,515	1,061,926
Programming amortization and impairment	2,869,838	710,689
Amortization of deferred financing costs	131,790	82,400
Amortization and depreciation of intangibles, property and equipment	17,317,247	13,293,279
Film library amortization and impairment	25,070,493	10,182,166
Bad debt and video return expense	3,384,584	2,669,699
Realized losses on marketable securities	210,453	—
Loss on debt extinguishment	169,219	350,691
Other non-operating income	(7,278,893)	—
Deferred income taxes	—	452,000
Changes in operating assets and liabilities:
Trade accounts receivable	5,488,150	(24,489,719)
Prepaid expenses and other assets	(1,073,090)	(707,743)
Programming costs and rights	(3,537,447)	(2,151,669)
Film library	(27,059,479)	(18,093,813)
Accounts payable, accrued expenses and other payables	(5,637,040)	24,165,978
Film library acquisition and programming obligations	2,382,417	2,305,000
Accrued participation costs	7,469,139	3,527,373
Other liabilities	1,507,800	(250,869)
Net cash used in operating activities	(18,045,482)	(18,698,763)
Cash flows from Investing Activities:
Expenditures for property and equipment	(5,465,407)	—
Sales of marketable securities	679,462	—
Decrease (increase) in due from affiliated companies, net	1,993,780	(6,428,996)
Net cash used in investing activities	(2,792,165)	(6,428,996)
Cash flows from Financing Activities:
Proceeds from commercial loan	—	8,665,000
Repayments of commercial loan	(15,200,000)	(1,466,667)
Proceeds from revolving credit facility	—	5,000,000
Repayments of revolving credit facility	(2,500,000)	—
Proceeds from 9.50% notes due 2025, net	30,985,983	—
Proceeds from film acquisition advance	8,820,000	—
Repayment of film acquisition advance	(1,550,864)	—
Proceeds from issuance of Class A common stock	5,899,623	—
Proceeds from issuance of common stock under equity plans	75,000	160,161
Proceeds from issuance of Series A preferred stock, net	6,735,605	15,522,919
Dividends paid to preferred stockholders	(4,142,376)	(3,304,947)
Payment of deferred financing costs	—	(203,063)
Net cash provided by financing activities	29,122,971	24,373,403
Net increase (decrease) in cash and cash equivalents	8,285,324	(754,356)
Cash and cash equivalents at beginning of period	6,447,402	7,201,758
Cash and cash equivalents at end of the period	$14,732,726	$6,447,402
Supplemental data:
Interest paid	$1,585,719	$605,561
Non-cash investing activities:
Crackle Plus purchase consideration	$—	$51,672,531
Non-cash financing activities:
Preferred stock issued for reimbursable acquisition costs	$4,973,900	$—
Non-cash portion of film acquisition advance	$1,390,000	$—

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

Financial Condition and Liquidity

As of December 31, 2020, the Company had a deficit of $77,247,982 and for the year ended December 31, 2020, the Company had a net loss of $44,552,353. The Company does not expect to continue to incur net losses at this level in the foreseeable future.  The Company has evaluated its current financial condition and has determined that the losses incurred in the current year are not indicative of the Company’s ongoing operations. 2020 has been a transformative year for the Company led by the first full year of managing our new streaming video on demand service Crackle Plus which amalgamated each of the Company’s video on demand platforms. This strategic shift in the business has made the Company one of the largest providers of free AVOD services in the United States and shifted the Company business focus.  The Company does not expect operating expenses will remain at this level in future periods.

The Company believes that cash flow from operations and cash on hand, together with equity and debt offerings, if necessary, should be adequate to meet the Company’s operational cash and debt service requirements (i.e., principal and interest payments) and dividend payments of the preferred stock for the foreseeable future. The Company monitors cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining Company credit worthiness.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2020 and 2019, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued participation costs, film library acquisition costs and accrued programming costs, approximated their carrying value due primarily to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. An allowance for estimated losses for uncollectible accounts is reported as bad debt expense in the consolidated statements of operations.

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

Programming costs are stated at the lower of amortized cost or estimated fair value. The valuation of programming costs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a discounted cash flows (“DCF”) methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a program’s ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a program. The Company performs an annual impairment analysis for unamortized programming costs. An impairment charge is recorded in the amount by

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of programming costs may be required because of changes in management’s future revenue estimates. See Note 8 for additional information.

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

Film library costs are stated at the lower of amortized cost or estimated fair value. The valuation of film library costs is reviewed at the film acquisition year level (‘vintage’), when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film vintage ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film. The Company performs an annual impairment analysis for unamortized film library costs. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates. See Note 9 for additional information.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and separately recognized. We do not amortize goodwill. Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate the carrying amount may not be recoverable.

Under ASC 350, Intangibles—Goodwill and Other, we are permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount.  If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the quantitative impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then a quantitative test for goodwill is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined using a discounted cash flow analysis based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Intangible Assets

Our intangible assets with definite lives include acquired customer bases, non-compete agreements, content rights, brand value, partner agreements and website development costs. Intangible assets with indefinite lives include a video content license and film rights, which are not being amortized, and are tested for impairment on an annual basis or when events or changes in circumstances necessitate an evaluation for impairment. Recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. Intangible assets with definite lives are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangibles, generally on a straight-line basis over useful lives ranging from 16 to 84 months. Amortization expense is included in amortization and depreciation in our consolidated statements of operations. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. See Note 10 for additional information.

Business Combinations

We account for acquisitions of businesses using the acquisition method of accounting. The purchase price is allocated to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates.

Under the acquisition method of accounting for business combinations, any changes to acquired balances in tax accounts, including adjustments to deferred tax asset valuation allowances or liabilities related to uncertain tax positions, which are recorded during the measurement period, and are determined to be attributable to facts and circumstances that existed as of the acquisition date, are considered a measurement period adjustment and will result in an offsetting increase or decrease to goodwill. All other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions will result in an increase or decrease to income tax expense. See Note 4 for additional information.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740: Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or expiration of statutes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures.

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statements of operations. At December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits or liabilities. See Note 13 for additional information.

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

Film Library Acquisition Obligations

Film library acquisition obligations represent amounts due in connection with the Company acquiring film distribution rights. Pursuant to the film distribution rights agreements, the Company’s right to distribute films may revert to the licensor if the Company is unable to satisfy its financial obligations with respect to the acquisition of the related distribution rights. See Note 15 for additional information.

Accrued Participation Costs

The Company accrues for participation costs due to production companies and producers based on the respective agreements. Amounts due to production companies and producers are calculated based on gross revenue for each film after exceeding certain minimum targets. In addition, the Company must recoup its original investment in each film before such payments are due. Accrued participation costs are capitalized and amortized as part of the film library. See Note 15 for additional information.

Related Party Transactions - Due from / to Affiliated Companies

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include subsidiaries and affiliates of the Company.  The financial statements and accompanying notes include disclosures of material related party agreements and transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. See Note 14 for additional information.

Revenue Recognition

Revenue from contracts with customers is recognized as contractual performance obligations are satisfied; generally, this occurs at the point in time or as we transfer of control of the contracted good or service to the customer. Our contractual performance obligations include licensing of content and delivery of online advertisements on our owned and operated

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

VOD platforms. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services to customers. See Note 5 for additional information.

Share-Based Compensation

Our policy is to issue new shares for purchases under our Long Term Incentive Plan as described in Note 6. Share-based compensation expense is estimated at the grant date based on a stock option’s fair value. The determination of the share-based compensation expense related to stock options is calculated using a Black-Scholes-Merton option pricing model and is affected by our stock price, expected stock price volatility over the term of the awards, expected term, risk free interest rate and expected dividends. We record forfeitures as they occur.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Advertising expense was $1,383,718 and $1,047,558 for the years ended December 31, 2020 and 2019, respectively.

Acquisition-Related Costs

The Company accounts for acquisition related costs in accordance with FASB ASC 805 Business combinations and expenses these costs as incurred. Acquisition-related costs primarily consists of legal, accounting, investment advisory and other consulting fees related to a transaction.

Total acquisition-related costs expensed for the years ending December 31, 2020 and 2019 were $98,926 and $3,968,289, respectively.

Earnings (Loss) Per Share

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

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. See Note 7 for additional information.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements

Recently Issued Accounting Standards

In March 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020. The new guidance will be applied on a prospective basis. The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020.   The new guidance should be applied retrospectively to the date of initial application of the new revenue guidance in Topic 606 (January 1, 2018 for the Company). The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020. The new guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2021 as recently deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

a material impact on its consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $15,400,000, respectively, as of December 31, 2020. The Company does not expect adoption to have any material impact on its results from operations and financial condition.

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

In May 2014, the FASB issued ASU 2014 09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014-09 in the first quarter of 2019 and has applied the modified retrospective method. No adjustment was recorded to the opening retained earnings given the lack of change to the Company’s accounting for revenue with contracts with customers.

Refer to “Note 5 Revenue Recognition” for details of the impact and required disclosures.

Note 4 – Business Combination

Crackle

The Company consummated the creation of its Crackle Plus subsidiary on May 14, 2019. In consideration for assets contributed to Crackle Plus by CPE Holdings, Inc. (“CPEH”), a Delaware corporation and affiliate of Sony Pictures Television Inc. (“Sony”), and Crackle, Inc., a Delaware corporation and wholly owned subsidiary of CPEH (“Crackle”), Crackle Plus issued to Crackle 37,000 units of preferred equity (“Preferred Units”) and 1,000 units of common equity (“Common Units”), which are now held by CPEH. In consideration for assets contributed to Crackle Plus by the Company, Crackle Plus issued to the Company 99,000 Common Units. The Amended and Restated Limited Liability Company Operating Agreement of Crackle Plus (“JV Operating Agreement”) initially provided that from May 14, 2020 to November 14, 2020 (“Exercise Period”), CPEH would have the right to either convert its Preferred Units into Common Units of Crackle Plus or require us to purchase all, but not less than all, of its interest in Crackle Plus (“Put Option”), and that we may elect to pay the Put Option in cash or through the issuance of Series A Preferred Stock using a price per share of $25. Subject to certain limitations, in the event that CPEH hasn’t converted its Preferred Units into Common Units of Crackle Plus or exercised its Put Option, Crackle shall be deemed to have automatically exercised the Put Option on the last day of the Exercise Period. On November 12, 2020, we and CPEH entered an amendment to the JV Operating Agreement to extend the date by which CPEH must exercise the Put Option by thirty days, from November 14, 2020 to December 14, 2020. On December 14, 2020, CPEH elected to exercise the Put Option, triggering the Company’s thirty-day period to

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

elect to pay the Put Option in cash or through the issuance of Series A Preferred Stock. See Note 18 for additional information.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The following table illustrates Crackle’s stand-alone financial performance included in the Company’s consolidated statement of operations:

	Year Ended December 31,

	2020	2019
Gross revenue	$32,856,285	$38,499,332
Gross profit	$6,506,315	$10,873,180
Net loss	$(19,041,850)	$(12,039,484)

Note 5 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include licensing of content and delivery of online advertisements on our owned and operated VOD platforms. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services to customers.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Our contracts are valued at a fixed price at inception and do not include any variable consideration or financing components that would require estimation of revenues in our normal course of business.

The following table disaggregates our revenue by operations area:

	Year Ended December 31,
				% of
	2020	% of revenue	2019	revenue
Revenue:
Online networks	$30,145,225	45%	$40,027,289	72%
Distribution and Production	38,024,797	57%	16,577,863	30%
Total revenue	68,170,022	102%	56,605,152	102%
Less: returns and allowances	(1,813,066)	(2)%	(1,241,246)	(2)%
Net revenue	$66,356,956	100%	$55,363,906	100%

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

Distribution and Production

In this operations area, the Company distributes movies and television series worldwide, through Screen Media Ventures, to consumers through license agreements across all media, including theatrical, home video, pay-per-view, free, cable, pay television, VOD, mobile and new digital media platforms worldwide. We own the copyright or long-term distribution rights to over 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

The Company also produces original content working with sponsors utilizing highly regarded independent producers to develop and produce film, television and short-form video content, including Brand-related content.

Revenue from the distribution and production of movies, television series and programs and short-form video content when or as the Company transfers control of the contracted asset to the customer, represented by the delivery of contracted functional intellectual property (IP) (or otherwise make available) to the customer and the license period during which the customer is able to use and benefit from its right to access or its right to use the intellectual property has begun.  Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied.

For all customer contracts, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, films distributed, and advertising placed on CSSE properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our vendors is recorded as a cost of revenue). The Company is the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

reported net of agency commissions and publisher payments in arrangements where we do not own the content or the ad inventory.

No impairment losses have arisen from any CSSE contracts with customers during the years ended December 31, 2020 and 2019.

Performance obligations

The unit of measure under ASC 606 is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Company contracts have either a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct, or have multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price can generally be readily allocated to each performance obligation based upon the selling price of each distinct service in the contract. In cases where estimates are needed to allocate the transaction price, we use historical experience and projections based on currently available information.

Contract balances

Contract balances include the following:

	December 31,	December 31,
	2020	2019
Accounts receivable, net	$14,588,684	$23,266,611
Contract assets (included in accounts receivable)	11,408,263	11,394,508
Total accounts receivable, net	$25,996,947	$34,661,119

Deferred revenue (included in other liabilities)	$590,624	$—

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The Company records deferred revenues (also referred to as contract liabilities under Topic 606) when cash payments are received or due in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2020.

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

The Company recognizes these stock options at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2020 and 2019, the Company recognized $921,115 and $907,572, respectively, of non-cash share-based compensation expense in selling, general and administrative expense in the consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Stock options activity as of December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000
Granted	130,000	11.36
Forfeited	(21,250)	8.73
Exercised	(10,000)	7.50
Expired	—	—
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900

Vested and exercisable at December 31, 2020	881,253	$7.69	1.91	$10,839,276

As of December 31, 2020, the Company had unrecognized pre-tax compensation expense of $1,174,526 related to non-vested stock options under the Plan of which $793,200, $285,659 and $95,667 will be recognized in 2021, 2022 and 2023, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2020	2019
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.5%	56.1%
Expected term (years)	5	5
Risk-free interest rate	2.05%	2.22%
Exercise price per stock option	$8.13	$7.73
Market price per share	$7.80	$7.27
Weighted average fair value per stock option	$3.76	$3.51

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

The Company also awards common stock grants to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the year ended December 31, 2020 and 2019, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $210,400 and $154,354, respectively.

Note 7 – Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss available to common stockholders causes all potentially dilutive securities to be antidilutive.

Basic and diluted loss per share are computed as follows:

	Year Ended December 31,
	2020	2019
Net loss available to common stockholders	$(44,552,353)	$(34,976,816)

Basic weighted-average common shares outstanding	12,301,185	11,987,292
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	12,301,185	11,987,292

Basic and diluted loss per share	$(3.62)	$(2.92)

Anti-dilutive stock options and warrants	800,041	261,328

Note 8 – Programming Costs and Rights

Programming costs and rights, consists of the following:

	December 31,	December 31,
	2020	2019
Programming costs released	$22,986,486	$21,254,720
In production	—	991,277
In development	4,639,169	1,896,209
Accumulated amortization (a)	(12,298,648)	(9,682,935)
Programming costs, net	15,327,007	14,459,271

Programming rights	1,209,362	1,155,364
Accumulated amortization	(755,186)	(501,061)
Programming rights, net	454,176	654,303

Programming costs and rights, net	$15,781,183	$15,113,574

(a)    As of December 31, 2020, accumulated amortization includes impairment expense of $2,213,032.

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

Amortization, including impairments, of programming costs related to episodic television programs and programming rights related to licensed content is as follows:

	December 31,	December 31,
	2020	2019
Programming costs	$402,681	$206,627
Programming rights	254,125	501,062
Programming costs impairment	2,213,032	—
Total programming amortization	$2,869,838	$707,689

The programming cost impairments were due to management’s periodic assessment of the ultimate revenues expected to be recognized on each episodic series, in conjunction with historical performance and current market conditions and determined the estimated future discounted cash flows were not sufficient to recover the entire unamortized asset.

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	December 31,	December 31,
	2020	2019
Film library acquisition costs	$78,330,094	$51,270,615
Accumulated amortization (a)	(43,090,959)	(18,020,466)
Net film library costs	$35,239,135	$33,250,149

(a)    As of December 31, 2020, accumulated amortization includes impairment expense of $1,760,846.

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

Amortization, including impairments, of film library costs is as follows:

	December 31,	December 31,
	2020	2019
Film library amortization	$23,309,647	$10,182,166
Film library impairment	1,760,846	—
Total film library amortization	$25,070,493	$10,182,166

The film library impairment was due to management’s periodic assessment of the ultimate revenues expected to be recognized on each film, in conjunction with historical performance current market conditions and determined the estimated future discounted cash flows were not sufficient to recover the entire unamortized asset.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 10 – Intangible Assets and Goodwill

Indefinite lived Intangible assets, consists of the following:

	December 31,	December 31,
	2020	2019
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
	$12,163,943	$12,163,943

Amortizable intangible assets, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
December 31, 2020:
Acquired customer base	$2,290,241	$1,087,865	$1,202,376
Non-compete agreement	530,169	419,717	110,452
Website development	389,266	259,510	129,756
Crackle Plus customer user base	21,194,641	21,194,641	—
Crackle Plus content rights	1,708,270	925,313	782,957
Crackle brand value	18,807,004	4,365,912	14,441,092
Crackle Plus partner agreements	4,005,714	1,301,857	2,703,857
Total	$48,925,305	$29,554,815	$19,370,490

December 31, 2019:
Acquired customer base	$2,290,241	$629,816	$1,660,425
Non-compete agreement	530,169	242,994	287,175
Website development	389,266	129,756	259,510
Crackle Plus customer user base	21,194,641	9,934,988	11,259,653
Crackle Plus content rights	1,708,270	355,889	1,352,381
Crackle brand value	18,807,004	1,679,197	17,127,807
Crackle Plus partner agreements	4,005,714	500,714	3,505,000
Total	$48,925,305	$13,473,354	$35,451,951

Amortization expense was $16,081,461 and $13,235,315 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 amortization expense for the next 5 years is expected be:

2021	$4,755,536
2022	4,159,440
2023	3,774,138
2024	2,987,143
2025	2,686,715
Thereafter	1,007,518
Total	$19,370,490

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Goodwill consists of the following:

	December 31,	December 31,
	2020	2019
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
	$21,448,106	$21,448,106

There was no impairment related to goodwill and intangible assets for the years ended December 31, 2020 and 2019.

Note 11 – Debt

Commercial Loan

On August 22, 2019, the Company, entered into an amended and restated loan agreement with Patriot Bank, N.A. Under the Amended and Restated Loan Agreement, the Company’s outstanding $5,000,000 term loan and $3,500,000 line of credit were consolidated and combined into a term loan in the principal amount of $16,000,000 (the “Commercial Loan”). As a result, the Company recognized a loss on extinguishment of debt of $350,691 for the year ended December 31, 2019.

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

On July 17, 2020, the Company repaid the principal outstanding under the Commercial Loan of $13,333,333.

Revolving Credit Facility

On October 11, 2019, the Company created a majority owned subsidiary Landmark Studio Group. Through Landmark Studio Group, the Company entered into a Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments VII, LLC. The Revolving Credit Facility consists of a line of credit in the amount of $5,000,000 and bears interest of 8% per annum.

On July 23, 2020, the Company repaid $2,500,000 of the principal outstanding under the Revolving Credit Facility. The outstanding principal is repayable in full on October 11, 2021.  See Note 18 Subsequent Events.

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “July Notes”) in the aggregate principal amount of $21,000,000.  On August 5, 2020, the Company sold an additional $1,100,000 of July Notes pursuant to the partial exercise of the overallotment option. The Notes bear interest at 9.50% per annum, payable every March 31, June 30, September 30, and December 31, and at maturity, beginning September 30, 2020. The Notes mature on July 31, 2025.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The sale of the July Notes resulted in net proceeds of approximately $20,995,000 after deducting underwriting discounts and commissions of approximately $1,105,000. The Company used $13,333,333 of the net proceeds to repay the outstanding principal under the Commercial Loan.

On December 22, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “December Notes”) the Notes in the aggregate principal amount of $9,387,750. On December 29, 2020, the Company sold an additional $1,408,150 of December Notes pursuant to the partial exercise of the overallotment option. The stated principal of $25.00 per note was discounted 2% to the public offering price of $24.50 per note.

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. For the year ended December 31, 2020, the Company repaid $1,550,864 of the principal outstanding under the Film Acquisition Advance.

Long-term debt for the periods presented was as follows:

	December 31,	December 31,
	2020	2019
Commercial Loan	$—	$15,200,000
Notes due 2025	32,895,900	—
Revolving Credit Facility	2,500,000	5,000,000
Film Acquisition Advance	8,659,136	—
Total debt	44,055,036	20,200,000
Less: debt issuance costs	1,798,433	189,525
Less: current portion	2,500,000	3,200,000
Total long-term debt	$39,756,603	$16,810,475

As of December 31, 2020, the expected aggregate maturities of long-term debt for each of the next five years are as follows:

2021	$2,500,000
2022	8,659,136
2023	—
2024	—
2025	32,895,900
$44,055,036

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 12 – Stockholders’ Equity

At the Market Offerings

In May 2020 the Company entered into an At the Market Issuance Agreement (the “ATM Agreement”) with B. Riley FBR, Inc., relating to the sale of our Class A Common Stock and 9.75% Series A Preferred Stock. In accordance with the terms of the ATM Agreement, we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock having an aggregate offering price of up to $11,564,076.  During the year ended December 31, 2020, we sold an aggregate of 48,741 shares of Class A Common Stock and 300,360 shares of Series A Preferred Stock, for net proceeds to us of $7,635,228, after payment of $236,146 in commissions to B. Riley FBR, Inc. and other costs.

Voting Rights

Common Stock

Holders of shares of Class A Common Stock and Class B Common Stock have substantially identical rights, except that holders of shares of Class A Common Stock are entitled to one vote per share and holders of shares of Class B Common Stock are entitled to ten votes per share. Holders of shares of Class A Common Stock and Class B Common Stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our charter.

Preferred Stock

Holders of Series A Preferred Stock generally have no voting rights except for the right to add two members to the board of directors if dividends payable on the outstanding Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Series A Preferred Stock is not convertible into common stock of the Company

Dividend Rights

Common Stock

Shares of Class A Common Stock and Class B Common Stock shall be treated equally, identically and ratably, on a per share basis, with respect to any dividends or distributions as may be declared and paid from time to time by the board of directors out of any assets legally available thereof.

Preferred Stock

Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the board of directors.

No Preemptive or Similar Rights

Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Right to Receive Liquidation Distributions

Subject to the preferential or other rights of any holders of preferred stock then outstanding, including the Series A Preferred Stock, upon our dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Class A Common Stock and Class B Common Stock will be entitled to receive ratably all of our assets available for distribution to

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

our stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is approved in advance by the affirmative vote (or written consent if action by written consent of stockholders is permitted at such time under our certificate of incorporation) of the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock, each voting separately as a class.

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

On December 14, 2020, the interest holder provided notice to Crackle Plus and the Company that it would be exercising the Put Option. The Company has 30 days to elect to pay cash in lieu of issuing some or all of the Series A Preferred Stock.  As of December 31, 2020, the Company has not elected its form of payment and is subject to the closing of the transaction.  See Note 18 for additional information.

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

Warrants

Warrant activity as of December 31, 2020 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2019	Exercised (a)	at December 31, 2020	Price	Term (Yrs.)
Class W	678,822	(56,200)	622,622	$7.50	2.50
Class Z	180,618	—	180,618	12.00	3.50
CSSE Class I	800,000	—	800,000	8.13	3.37
CSSE Class II	1,200,000	—	1,200,000	9.67	3.37
CSSE Class III-A	380,000	—	380,000	11.61	3.37
CSSE Class III-B	1,620,000	—	1,620,000	11.61	3.37
Total	4,859,440	(56,200)	4,803,240	$10.03	3.26

(a) As of December 31, 2020, 56,200 warrants were exercised and converted to 29,685 shares of Class A Common Stock via the cashless exercise option.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Year Ended December 31,
	2020	2019
Current provision:
States	$99,000	$133,000
Total current provision	99,000	133,000
Deferred provision:
Federal	—	333,000
States	—	119,000
Total deferred provision	—	452,000
Total provision for income taxes	$99,000	$585,000

The provision for income taxes is different from amounts computed by applying the U.S. statutory rates to consolidated loss before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2020	2019
Expected tax provision -- Income taxes computed at Federal statutory rate	$(8,524,000)	$(6,654,000)
Increase (decrease) in tax expense resulting from:
Gain on asset contribution	—	782,000
Crackle amortization	3,199,000	2,769,000
State and local taxes	5,000	276,000
Programming costs	701,000	(41,000)
Acquisition-related costs	—	887,000
Share-based compensation - incentive plan	248,000	286,000
Film library	4,453,000	341,000
Allowance for doubtful accounts	(125,000)	348,000
Other	8,000	28,000
Effect of valuation allowance related to prior year net operating loss	134,000	1,563,000
Actual tax provision	$99,000	$585,000

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$10,428,000	$9,680,000
Acquisition-related costs	723,000	723,000
Film library and other intangibles	11,968,000	3,769,000
Deferred state taxes	39,000	34,000
Less: valuation allowance	(20,003,000)	(11,243,000)
Total deferred tax assets	3,155,000	2,963,000
Deferred tax liabilities:
Programming costs	2,715,000	2,820,000
Other assets	440,000	143,000
Total deferred tax liabilities	3,155,000	2,963,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $38,727,000, $10,845,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $27,882,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $8,760,000 and $10,524,000 for the years ended December 31, 2020 and 2019, respectively.

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

Under the terms of the Management Agreement, the Company pays a quarterly fee to CSS equal to 5% of the net revenue as reported under GAAP for each fiscal quarter.  For the years ended December 31, 2020 and 2019, the Company recorded management fee expense of $3,317,848 and $2,768,195, respectively, payable to CSS.

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

For the years ended December 31, 2020 and 2019, the Company recorded a combined license and marketing support fee expense of $3,317,848 and $2,768,195, respectively, payable to CSS.

Due from Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives.  Settlements fluctuate period over period due to timing of liquidity needs.  As of December 31, 2020 and 2019, the Company is owed $5,648,652 and $7,642,432, respectively, from affiliated companies, primarily CSS.

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

Note 15 – Commitments and Contingencies

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

During May 2020, a technology platform vendor discontinued providing services prior to the completion of the contractual service period. As a result, the Company was relieved of its multi-year commitment which extended through May 2022 of approximately $9,800,000. This commitment relief has been reflected in the below future minimum payments table.

Rent expense related to these leases was $1,807,769 and $452,000 for the years ended December 31, 2020 and 2019, respectively.

Content Obligations

Content obligations include amounts related to the acquisition, licensing and production of content. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the consolidated balance sheet.

As of December 31, 2020, the Company had $25,849,529 of content obligations, comprised of $8,616,562 in film library acquisition obligations, $4,697,316 of programming obligations and $12,535,651 of accrued participation costs.

As of December 31, 2019, the Company had $17,387,973 of content obligations, comprised of $5,020,600 of film library acquisition obligations, $7,300,861 of programming obligations and $5,066,512 of accrued participation costs.

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

Future minimum payments under non-cancelable operating leases and content agreements as of December 31, 2020 were as follows:

2021	$13,005,632
2022	7,075,647
2023	1,262,186
2024	1,287,430
2025	1,313,178
2026 - 2031	8,052,953
Total minimum lease and content payments	$31,997,026

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Net revenue generated in the United States accounted for approximately 99% of total net revenue for each of the years ended December 31, 2020 and 2019. Remaining net revenue was generated in the rest of the world. 100% of total consolidated long-lived assets are based in the United States.

Note 17 – Client Concentration

The list of our customers changes periodically. For the years ended December 31, 2020 and 2019, the Company did not have any customers whose revenue individually represented 10% or more of the Company’s total net revenue.

Our largest customers accounted for the following percentages of total gross accounts receivable:

	Year Ended December 31,
Accounts Receivable	2020	2019
Customer A	13%	11%
Customer B	9%	10%

Note 18 – Subsequent Events

Preferred Stock Issuance

On January 13, 2021, the Company issued 1,600,000 shares of its Series A Preferred Stock to CPEH pursuant to the Put Option granted to CPEH under the JV Operating Agreement, as amended. The Put Option was exercised on December 14, 2020. The Company had the option to elect to pay cash in lieu of issuing Series A Preferred Stock. Subsequent to December 31, 2020, the Company elected to satisfy the Put Option entirely through the issuance of Series A Preferred Stock. As a result of CPEH’s exercise of the Put Option, the Company now owns 100% of the outstanding interests of Crackle Plus.

Common Stock Private Placement

On January 20, 2021, the Company completed a private placement sale of 1,022,727 shares of common stock at a price $22.00 per common share, generating gross proceeds of $22,499,994.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Prepayment of the Landmark Studio Revolving Credit Facility

On March 4, 2021, the Company repaid the outstanding principal and accrued interest under the Revolving Credit Facility of $2,957,222 and terminated the facility.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2020 and did not identify any material weaknesses.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

Exhibit No.	Description	Included	Form	Filing Date
3.1	Certificate of Incorporation of Chicken Soup for the Soul Entertainment Inc.	By Reference	DOS	September 21, 2016
3.2	Bylaws of Chicken Soup for the Soul Entertainment Inc.	By Reference	DOS	September 21, 2016
4.1	Specimen Class A Common Stock Certificate.	By Reference	1-A	June 21, 2017
4.2.1	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock.	By Reference	8-K	June 29, 2019
4.2.2	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock.	By Reference	S-3	September 28, 2018
4.2.3	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 14, 2018.	By Reference	8-K	November 18, 2019
4.2.4	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 31, 2019.	By Reference	S-1/A	August 1, 2018
4.3	Class I Warrant.	By Reference	8-K	May 15, 2019
4.4	Class II Warrant.	By Reference	8-K	May 15, 2019
4.5.1	Class III-A Warrant.	By Reference	8-K	May 15, 2019
4.5.2	Class III-B Warrant.	By Reference	8-K	May 15, 2019
4.6	Class W Warrant Agreement between Chicken Soup for the Soul Entertainment Inc. and Continental Stock Transfer & Trust Co.	By Reference	8-K	November 24, 2020
4.7	Class Z Warrant Agreement between Chicken Soup for the Soul Entertainment Inc. and Continental Stock Transfer & Trust Co.	By Reference	8-K	November 24, 2020
4.8	Form of Class W Warrant.	By Reference	8-K	November 24, 2020
4.9	Form of Class Z Warrant.	By Reference	8-K	November 24, 2020
4.10	Indenture, dated as of July 17, 2020, between Chicken Soup for the Soul Entertainment Inc. and U.S. Bank National Association, as Trustee.	By Reference	8-K	July 22, 2020
4.11	First Supplemental Indenture, dated as of July 17, 2020, between Chicken Soup for the Soul Entertainment Inc. and U.S. Bank National Association, as Trustee.	By Reference	8-K	July 22, 2020
4.12	Form of 9.50% Notes due 2025 (included as Exhibit A to Exhibit 4.11 hereto).	By Reference	8-K	July 22, 2020
4.13	Description of Securities.	Herewith	--	--
10.1	Trademark and Intellectual Property License Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.1	Management Services Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.2	Amendment to Management Services Agreement.	By Reference	8-K	June 30,2019
10.2.3	Second Amendment to Management Services Agreement.	Herewith	--	--
10.3	Form of Indemnification Agreement.	By Reference	1-A	June 21, 2017
10.4	Chicken Soup for the Soul Entertainment Inc. 2017 Long Term Incentive Plan.	By Reference	1-A	June 21, 2017
10.5.1	Amended and Restated Limited Liability Company Operating Agreement by and among Crackle Plus, LLC, Chicken Soup for the Soul Entertainment, Inc. and Crackle, Inc.	By Reference	8-K	May 15, 2019
10.5.2	Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Crackle Plus, LLC.	By Reference	8-K	November 16, 2020
10.5.3	Put Option Closing Agreement, dated January 13, 2021, between Crackle Plus, LLC, Chicken Soup for the Soul Entertainment Inc., and CPE Holdings Inc.	Herewith	--	--

10.6

Limited Liability Company Operating Agreement by and among Landmark Studio Group, Chicken Soup for the Soul Entertainment, Inc., Cole Investments VII LLC, David Ozer, Legend Capital Management, LLC, and Kevin Duncan.

		By Reference	8-K	October 18, 2019
10.7	Securities Purchase Agreement, dated as of January 14, 2021, between Chicken Soup for the Soul Entertainment Inc. and the Investors party thereto.	By Reference	8-K	January 20, 2021
10.8	Registration Rights Agreement, dated as of January 14, 2021, between Chicken Soup for the Soul Entertainment Inc. and the Investors party thereto.	By Reference	8-K	January 20, 2021
21	Subsidiaries of the Registrant.	Herewith	--	--
23.1	Consent of Rosenfield & Company PLC	Herewith	--	--
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2021.

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

By:
	/s/ William J. Rouhana, Jr.	March 31, 2021
William J. Rouhana, Jr., Chairman and Chief Executive Officer

	/s/ Scott W. Seaton	March 31, 2021
Scott W. Seaton, Vice Chairman and Director

	/s/ Christopher Mitchell	March 31, 2021
Christopher Mitchell, Chief Financial Officer

	/s/ Daniel Sanchez	March 31, 2021
Daniel Sanchez, Chief Accounting Officer

	/s/ Amy L. Newmark	March 31, 2021
Amy L. Newmark, Director

	/s/ Cosmo DeNicola	March 31, 2021
Cosmo DeNicola, Director

	/s/ Fred M. Cohen	March 31, 2021
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	March 31, 2021
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	March 31, 2021
Diana Wilkin, Director

	/s/ Martin Pompadur	March 31, 2021
Martin Pompadur, Director