Form 10-Q
period 2021-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2021-05-13
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock outstanding as of May 13, 2021 totaled 13,986,327 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	6,331,821
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$24,569,875	$14,732,726
Accounts receivable, net of allowance for doubtful accounts of $821,070, and $1,035,643, respectively	26,854,738	25,996,947
Prepaid expenses and other current assets	1,612,155	1,382,502
Goodwill	21,448,106	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	18,165,038	19,370,490
Film library, net	38,709,850	35,239,135
Due from affiliated companies	4,389,378	5,648,652
Programming costs and rights, net	13,841,702	15,781,183
Other assets, net	4,476,459	4,517,102
Total assets	$166,231,244	$156,280,786

LIABILITIES AND EQUITY
9.50% Notes due 2025, net of deferred issuance costs of $1,699,544 and $1,798,433, respectively	$31,196,356	$31,097,467
Notes payable under revolving credit facility	—	2,500,000
Film acquisition advance	6,195,174	8,659,136
Accounts payable and accrued other expenses	20,884,463	21,394,957
Film library acquisition obligations	14,854,918	8,616,562
Programming obligations	2,804,125	4,697,316
Accrued participation costs	7,529,515	12,535,651
Other liabilities	2,767,892	1,677,906
Total liabilities	86,232,443	91,178,995
Commitments and contingencies (Note 13)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,698,318 and 2,098,318 shares issued and outstanding, respectively; redemption value of $92,457,950 and $52,457,950, respectively	370	210
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 6,400,766 and 5,157,053 shares issued, 6,326,531 and 5,082,818 shares outstanding, respectively	640	516
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	166,865,655	106,425,548
Deficit	(86,235,901)	(77,247,982)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	79,998,801	28,546,329
Subsidiary convertible preferred stock	—	36,350,000
Noncontrolling interests	—	205,462
Total equity	79,998,801	65,101,791
Total liabilities and equity	$166,231,244	$156,280,786

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$23,196,842	$13,244,073
Cost of revenue	16,242,934	9,910,390
Gross profit	6,953,908	3,333,683
Operating expenses:
Selling, general and administrative	9,234,819	6,839,897
Amortization and depreciation	1,238,027	5,204,728
Management and license fees	2,319,684	1,324,407
Total operating expenses	12,792,530	13,369,032
Operating loss	(5,838,622)	(10,035,349)
Interest expense	1,087,944	329,125
Acquisition-related costs	—	98,926
Other non-operating income, net	(570)	(6,438)
Loss before income taxes and preferred dividends	(6,925,996)	(10,456,962)
Provision for income taxes	14,000	49,000
Net loss before noncontrolling interests and preferred dividends	(6,939,996)	(10,505,962)
Net loss attributable to noncontrolling interests	—	(52,854)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(6,939,996)	(10,453,108)
Less: preferred dividends	2,253,385	974,272
Net loss available to common stockholders	$(9,193,381)	$(11,427,380)
Net loss per common share:
Basic and diluted	$(0.67)	$(0.95)
Weighted-average common shares outstanding:
Basic and diluted	13,635,759	12,004,598

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total

Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	$370	6,400,766	$640	7,654,506	$766	$166,865,655	$(86,235,901)	$(632,729)	$—	$—	$79,998,801

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$87,854,864	$(44,123,009)	$(632,729)	$36,350,000	$334,809	$79,785,303

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(6,939,996)	$(10,505,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	231,844	244,835
Programming amortization	2,230,612	110,629
Amortization of deferred financing costs	98,889	10,152
Amortization and depreciation of intangibles, property and equipment	1,621,360	5,204,728
Film library amortization	6,903,916	2,441,081
Bad debt and video return expense	694,212	1,721,595
Changes in operating assets and liabilities:
Trade accounts receivable	(1,552,003)	7,921,601
Prepaid expenses and other assets	(229,653)	(48,883)
Programming costs and rights	(291,131)	(1,144,463)
Film library	(10,374,631)	(6,553,534)
Accounts payable, accrued expenses and other payables	(1,087,368)	(207,552)
Film library acquisition and programming obligations	4,345,165	1,888,500
Accrued participation costs	(5,006,136)	794,876
Other liabilities	1,089,986	59,740
Net cash (used in) provided by operating activities	(8,264,934)	1,937,343
Cash flows from Investing Activities:
Expenditures for property and equipment	(123,351)	(340,586)
Decrease in due from affiliated companies, net	1,259,274	851,452
Net cash provided by investing activities	1,135,923	510,866
Cash flows from Financing Activities:
Repayments of commercial loan	—	(800,000)
Repayments of revolving credit facility	(2,500,000)	—
Repayment of film acquisition advance	(2,463,962)	—
Proceeds from issuance of Class A common stock	23,858,547	—
Dividends paid to preferred stockholders	(1,928,425)	(974,272)
Net cash provided by (used in) financing activities	16,966,160	(1,774,272)
Net increase in cash and cash equivalents	9,837,149	673,937
Cash and cash equivalents at beginning of period	14,732,726	6,447,402
Cash and cash equivalents at end of the period	$24,569,875	$7,121,339
Supplemental data:
Cash paid for interest	$1,470,015	$217,222
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$251,914	$—
Non-cash financing activities:
Preferred stock issued for Crackle Plus acquisition	$40,000,000	$—

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The new guidance was applied on a prospective basis. The Company adopted ASU 2019-02 in the first quarter of 2021 and the adoption had no material impact to the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The Company adopted ASU 2018-18 in the first quarter of 2021 and the adoption had no material impact to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company).  The Company adopted ASU 2018-15 in the first quarter of 2021 and the adoption had no material impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022 (fiscal year 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2021 as recently deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $15,200,000, respectively, as of March 31, 2021. The Company does not expect adoption to have any material impact on its results from operations and financial condition.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

Note 4 – Revenue Recognition

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

The following tables disaggregate our revenue by source:

	Three Months Ended March 31,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$13,890,949	60%	$11,211,219	85%
Licensing and other	9,305,893	40%	2,032,854	15%
Net revenue	$23,196,842	100%	$13,244,073	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company distributes and exhibits VOD content through the Crackle Plus network directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks.  In addition this revenue source includes, transactional video on demand (TVOD) sales, cable tv and barter syndication generated revenues.  We generate VOD and streaming revenues primarily by serving video advertisements to our streaming viewers on our VOD networks and direct to consumer sales on TVOD platforms.

Revenue from VOD and streaming are recorded over time as advertisements are delivered and when monthly activity is reported by VOD partners.

Licensing and other

Licensing and other revenue included in this revenue source is generated as the Company licenses movies and television series worldwide, through Screen Media Ventures, through license agreements across channels, including theatrical and home video. We own the copyright or long-term distribution rights to over 1,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

Revenue from the Licensing and production of movies, television series and programs and short-form video content is recognized when or as the Company transfers control of the contracted asset to the customer.  The transfer of control is represented by the Company’s delivery of the contracted asset (or the Company otherwise makes available unconditionally) to the customer and the license period during which the customer is able to benefit from its right to access

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

or its right to use the asset has begun.  Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied.

For all customer contracts, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, films distributed, and advertising placed on CSSE properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our vendors is recorded as a cost of revenue). The Company is the principal because we control the contract asset before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the asset, being primary obligor to our customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where we do not own the asset in the form of content or ad inventory.

No impairment losses have arisen from any Company contracts with customers during the three months ended March 31, 2021 and 2020.

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

Contract balances

Contract balances include the following:

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$14,605,769	$14,588,684
Contract assets (included in accounts receivable)	12,248,969	11,408,263
Total accounts receivable, net	$26,854,738	$25,996,947

Deferred revenue (included in other liabilities)	$1,352,515	$590,624

Contract assets are primarily comprised of unbilled receivables that are generally paid over time in accordance with the terms of our contracts with customers and are transferred to accounts receivable when the timing and right to payment becomes unconditional. Contract liabilities or deferred revenues relate to advance consideration received from customers under the terms of our contractual arrangements in advance of satisfaction of the contractual performance obligation. We generally receive payments from customers based upon contractual billing schedules and arrangements.

Contract receivables are recognized in the period the Company performs the agreed upon performance obligations and the Company’s right to consideration becomes unconditional. Payment terms vary by the type and location of our customer and the goods or services provided. Payment terms for amounts invoiced are typically net 30 or 60 days. The term between invoicing and when payment is due is not significant.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with customers for terms that include minimum guarantees which are contractually paid over a period of time that may extend past one year at a variable rate of payment – based on sales and collections made by the customer from third parties. These minimum guarantees are generally collectible via royalty payments at an agreed rate which are collected on a monthly or quarterly basis. Contractual arrangements containing minimum guarantees are evaluated on a contract by contract basis for the need for present value treatment. As of the financial statement date no arrangements requiring financing treatment have been identified.

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2021.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2021 and 2020, the Company recognized $200,594 and $213,585, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity as of March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900
Granted	—	—
Forfeited	(6,250)	9.51
Exercised (a)	(100,000)	6.50
Expired	—	—
Outstanding at March 31, 2021	1,025,000	$8.28	2.18	$16,175,150

Vested and exercisable at March 31, 2021	819,170	$7.89	1.85	$13,242,811

(a) ) During the three months ended March 31, 2021, 100,000 stock options were exercised and converted to 77,415 shares of Class A Common Stock via the cashless exercise option.

As of March 31, 2021 the Company had unrecognized pre-tax compensation expense of $973,932 related to non-vested stock options under the Plan of which $592,606, $285,659 and $95,667 will be recognized in 2021, 2022 and 2023, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Three Months Ended March 31,
Weighted Average Assumptions:	2021	2020
Expected dividend yield	0.0%	0.0%
Expected equity volatility	56.1%	56.1%
Expected term (years)	5	5
Risk-free interest rate	2.04%	2.22%
Exercise price per stock option	$8.28	$7.73
Market price per share	$7.90	$7.27
Weighted average fair value per stock option	$3.82	$3.51

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended March 31, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $31,250, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive.

Basic and diluted loss per share are computed as follows:

	Three Months Ended March 31,
	2021	2020
Net loss available to common stockholders	$(9,193,381)	$(11,427,380)

Basic weighted-average common shares outstanding	13,635,759	12,004,598
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	13,635,759	12,004,598

Basic and diluted loss per share	$(0.67)	$(0.95)

Anti-dilutive stock options and warrants	3,571,946	101,894

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Programming Costs

Programming costs and rights, consists of the following:

	March 31,	December 31,
	2021	2020
Programming costs released	$22,986,486	$22,986,486
In production	469,948	—
In development	4,460,352	4,639,169
Accumulated amortization (a)	(14,504,509)	(12,298,648)
Programming costs, net	13,412,277	15,327,007

Programming rights	1,209,362	1,209,362
Accumulated amortization	(779,937)	(755,186)
Programming rights, net	429,425	454,176

Programming costs and rights, net	$13,841,702	$15,781,183

(a)    As of March 31,2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $2,213,032, respectively.

Programming costs consists primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and direct production overhead.

Costs to create episodic programming are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenues expected to be recognized from various forms of exploitation.

Programming rights consists of licenses to various titles which the company makes available for streaming on Crackle for an agreed upon license period.

Amortization of programming costs related to episodic television programs and programming rights related to licensed content is as follows:

	Three Months Ended
	March 31,
	2021	2020
Programming costs	$2,205,861	$56,878
Programming rights	24,751	53,751
Total programming amortization expense	$2,230,612	$110,629

During the three months ended March 31, 2021 and 2020, the Company did not record any impairments related to programming costs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Film Library

Film library costs, net of amortization, consists of the following:

	March 31,	December 31,
	2021	2020
Film library acquisition costs	$88,704,725	$78,330,094
Accumulated amortization (a)	(49,994,875)	(43,090,959)
Net film library costs	$38,709,850	$35,239,135

(a) As of March 31, 2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $1,760,846, respectively.

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

Amortization of film library costs is as follows:

	Three Months Ended
	March 31,
	2021	2020
Film library amortization expense	$6,903,916	$2,441,081

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	March 31,	December 31,
	2021	2020
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
Total	$12,163,943	$12,163,943

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2021:
Acquired customer base	$2,290,241	$1,202,377	$1,087,864
Non-compete agreement	530,169	496,337	33,832
Website development	389,266	259,510	129,756
Crackle Plus content rights	1,708,270	1,067,669	640,601
Crackle brand value	18,807,004	5,037,591	13,769,413
Crackle Plus partner agreements	4,005,714	1,502,142	2,503,572
Total	$27,730,664	$9,565,626	$18,165,038

December 31, 2020:
Acquired customer base	$2,290,241	$1,087,865	$1,202,376
Non-compete agreement	530,169	419,717	110,452
Website development	389,266	259,510	129,756
Crackle Plus content rights	1,708,270	925,313	782,957
Crackle brand value	18,807,004	4,365,912	14,441,092
Crackle Plus partner agreements	4,005,714	1,301,857	2,703,857
Total	$27,730,664	$8,360,174	$19,370,490

Amortization expense was $1,205,452 and $5,179,447 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 amortization expense for the next 5 years is expected be:

Remainder of 2021	$3,550,084
2022	4,159,440
2023	3,774,138
2024	2,987,143
2025	2,686,715
Thereafter	1,007,518
Total	$18,165,038

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill consists of the following:

	March 31,	December 31,
	2021	2020
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
Total	$21,448,106	$21,448,106

There was no impairment recorded related to goodwill and intangible assets in the three months ended March 31, 2021 and 2020, respectively.

Note 10 – Debt

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $21,000,000.  On August 5, 2020, the Company sold an additional $1,100,000 of Notes pursuant to the partial exercise of the overallotment option. The Notes bear interest at 9.50% per annum, payable every March 31, June 30, September 30, and December 31, and at maturity. The Notes mature on July 31, 2025.

The sale of the Notes resulted in net proceeds of approximately $20,995,000 after deducting underwriting discounts and commissions of approximately $1,105,000. The Company used $13,333,333 of the net proceeds to repay the outstanding principal under the Commercial Loan.

On December 22, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “December Notes”) in the aggregate principal amount of $9,387,750. On December 29, 2020, the Company sold an additional $1,408,150 of December Notes pursuant to the partial exercise of the overallotment option. The stated principal of $25.00 per note was discounted 2% to the public offering price of $24.50 per note.

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. For the three months ended March 31, 2021, the Company repaid $2,463,962 of the principal outstanding under the Film Acquisition Advance.

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

On July 23, 2020, the Company repaid $2,500,000 of the principal outstanding under the Revolving Credit Facility. The outstanding principal was repayable in full on October 11, 2021.

On March 3, 2021, the Company repaid the remaining outstanding principal of $2,500,000 and terminated the Revolving Credit Facility.

Long-term debt for the periods presented was as follows:

	March 31,	December 31,
	2021	2020
Notes due 2025	$32,895,900	$32,895,900
Revolving Credit Facility	—	2,500,000
Film Acquisition Advance	6,195,174	8,659,136
Total debt	39,091,074	44,055,036
Less: debt issuance costs	1,699,544	1,798,433
Less: current portion	—	2,500,000
Total long-term debt	$37,391,530	$39,756,603

As of March 31, 2021, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2021	$—
2022	6,195,174
2023	—
2024	—
2025	32,895,900
$39,091,074

Note 11 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended March 31,
	2021	2020
Current provision:
States	$14,000	$49,000
Total current provision	14,000	49,000
Deferred provision:
Federal	—
States	—
Total deferred provision	—	—
Total provision for income taxes	$14,000	$49,000

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$11,720,000	$10,428,000
Acquisition-related costs	723,000	723,000
Film library and other intangibles	11,515,000	11,968,000
Deferred state taxes	39,000	39,000
Less: valuation allowance	(21,299,000)	(20,003,000)
Total deferred tax assets	2,698,000	3,155,000
Deferred tax liabilities:
Programming costs	2,165,000	2,715,000
Other assets	533,000	440,000
Total deferred tax liabilities	2,698,000	3,155,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $43,530,000, $10,843,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $32,687,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $1,296,000 and $2,305,000 during the three months ended March 31, 2021 and 2020, respectively.

Note 12 – Related Party Transactions

At March 31, 2021 and December 31, 2020, the Company is owed $4,389,378 and $5,648,652, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

For the three months ended March 31, 2021 and 2020, the Company recorded management and license fees of $2,319,684 and $1,324,407, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 - Commitments and Contingencies

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

Rent expense related to these leases was $499,711 and $480,301 for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, the Company had $25,188,558 of content obligations, comprised of $14,854,918 in film library acquisition obligations, $2,804,125 of programming obligations and $7,529,515 of accrued participation costs.

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

Future minimum payments under non-cancelable operating leases and content agreements as of March 31, 2021 were as follows:

Remainder of 2021	$9,682,351
2022	6,514,647
2023	1,262,186
2024	1,287,430
2025	1,313,178
2026 - 2031	8,052,953
Total minimum lease and content payments	$28,112,745

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

Note 14 – Stockholders’ Equity

Subsidiary Convertible Preferred Stock

The subsidiary convertible preferred stock represented the equity attributable to the noncontrolling interest holder as a part of the Crackle Plus business combination. Given the terms of the transaction, the noncontrolling interest holder had the right to convert their Preferred Units in Crackle Plus into Common Units representing common ownership of 49% in Crackle Plus or into Series A Preferred Stock of the Company.

On January 13, 2021, the Company issued 1,600,000 shares of its Series A Preferred Stock to CPEH pursuant to the Put Option granted to CPEH under the JV Operating Agreement, as amended. The Put Option was exercised on December 14, 2020. The Company had the option to elect to pay cash in lieu of issuing Series A Preferred Stock. The Company elected to satisfy the Put Option entirely through the issuance of Series A Preferred Stock. As a result of CPEH’s exercise of the Put Option, the Company now owns 100% of Crackle Plus.

Warrants

Warrant activity as of March 31, 2021 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2020	Exercised (a)	at March 31, 2021	Price	Term (Yrs.)
Class W	622,622	(57,000)	565,622	$7.50	2.25
Class Z	180,618	(168)	180,450	12.00	3.25
CSSE Class I	800,000	—	800,000	8.13	3.12
CSSE Class II	1,200,000	—	1,200,000	9.67	3.12
CSSE Class III-A	380,000	—	380,000	11.61	3.12
CSSE Class III-B	1,620,000	—	1,620,000	11.61	3.12
Total	4,803,240	(57,168)	4,746,072	$10.06	3.02

(a) During the three months ended March 31, 2021, 57,168 warrants were exercised and converted to 43,571 shares of Class A Common Stock via the cashless exercise option.

Note 15 – Segment Reporting and Geographic Information

The Company’s reportable segment has been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment, the distribution and production of video content for sale to others and for use on our owned and operated video on demand platforms. We have a presence in over 56 countries and territories worldwide and intend to continue to sell our video content internationally.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Net revenue generated in the United States accounted for approximately 99% of total net revenue for the three months ended March 31, 2021 and 2020, respectively. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States.

Note 16 – Subsequent Events

On April 8, 2021, Chicken Soup for the Soul Entertainment, Inc. (“Company”), a Delaware corporation, entered into an asset purchase agreement (“Agreement”) by and among the Company, Halcyon Television LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Halcyon”), and with respect to certain provisions, Parkside Entertainment Inc., a Canadian company (“Parkside” and, collectively with the Company and Halcyon, the “CSSE Buyer”), on the one hand, and Sonar Entertainment Inc. (“SEI”) and the direct and indirect subsidiaries of SEI identified in the Agreement (collectively, “Sonar”), on the other hand.

Pursuant to the Agreement, CSSE Buyer shall purchase the principal assets of Sonar, including all of Sonar’s existing video content libraries, development slates, licenses and distribution contracts, copyrights, trademarks, and accounts receivable (the “Purchased Assets”). The CSSE Buyer will not acquire certain excluded assets of Sonar, including certain claims and actions, insurance policies, employment agreement, and cash, and will assume only the obligations of Sonar that relate to the ownership and operation of the Purchased Assets on and after the closing. In consideration for the sset purchase, the CSSE Buyer will pay to Sonar an initial cash purchase price of $19.5 million (subject to a holdback based on the amount of borrowing availability under Sonar’s existing credit facility) plus the assumption of certain liabilities. Sonar will halso have the right to additional cash payments based on the performance of the acquired assets. During the 18-month period following the closing of the transactions, CSSE Buyer shall have the right to buy out all future entitlements (i.e., additional purchase price and other entitlements not yet due and payable to Sonar as of the date of such notice) in exchange for a one-time payment to Sonar of approximately $11.5 million. Additionally, CSSE Buyer will also cause CSS AVOD Inc., a newly formed subsidiary of Crackle Plus, LLC, to issue shares of common stock representing 5% of the after-issued equity of CSS AVOD to Sonar or its designees (“CSS AVOD Shares”). At any time during the three-year period immediately following the date that is eighteen (18) months following the closing of the transactions, Sonar shall have the right upon 60 days’ prior written notice to require CSSE to purchase the CSS AVOD Shares for a to be determined price.

Sonar’s television and film library will be distributed by the Company through its Screen Media subsidiary after closing. The library has more than 4000 hours of programming and is comprised of more than 370 television series ranging from iconic properties such as Little Rascals and Laurel & Hardy, to Blondie and Lonesome Dove. Sonar’s film library includes hundreds of films that originally aired on the Hallmark and Lifetime networks. Sonar exploits its library content through more than 300 licensees in 125 markets worldwide, including the US, UK, and Canada.

The transactions contemplated by the Agreement are expected to close in the second quarter of 2021. The consummation of the transactions contemplated by the Agreement is subject to customary closing conditions, including receipt of required consent from certain third parties and other transactional processes. In the event one or more required consents have not been obtained, then CSSE Buyer and Sonar may mutually agree to effectuate the sale of the Purchased Assets via a sale pursuant to Section 363 of the U.S. Bankruptcy Code, with CSSE Buyer serving as the stalking horse bidder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, intentions and strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “target,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve many risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Important factors that may affect our actual results include:

●	we have and may continue to incur losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividend and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Overview

Chicken Soup for the Soul Entertainment, Inc.is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported and subscription-based VOD networks, Screen Media, a subsidiary that acquires and distributes content, and a number of affiliates that produce and co-produce original content.

Crackle Plus is comprised of unique networks, each delivering popular and original premium content focused on different themes such as family, kids, horror and comedy. Crackle Plus brands include Crackle, among the most watched ad-supported independent VOD networks, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. As of March 31, 2021, Crackle Plus served more than 30 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors viewed content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Brothers and more than 100 other production and distribution companies. For the period ended March 31, 2021, viewers of Crackle Plus networks had access to more than 10,800 films and 22,000 episodes of licensed or company-owned original or exclusive programming.

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

Since our inception in January 2015, our business has grown rapidly. Summary data is as follows:

For the three months ended March 31, 2021 and 2020, our net revenue was approximately $23.2 million and $13.2 million, respectively. Our Adjusted EBITDA for the three months ended March 31, 2021 and 2020 was $4.6 million and $2.0 million, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized for the three months March 31, 2021 and 2020, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

The presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual, infrequent or non-recurring items or by non-cash items. This non-GAAP financial measure should be considered in addition to, rather than as a substitute for, our actual operating results included in our condensed consolidated financial statements.

We define Adjusted EBITDA as consolidated operating income (loss) adjusted to exclude interest, taxes, depreciation, amortization (including tangible and intangible assets), acquisition-related costs, consulting fees related to acquisitions, dividend payments, non-cash share-based compensation expense, and adjustments for other unusual and infrequent in nature identified charges, including transition related expenses. Adjusted EBITDA is not an earnings measure recognized by U.S. GAAP and does not have a standardized meaning prescribed by GAAP; accordingly, Adjusted EBITDA may not be comparable to similar measures presented by other companies. We believe Adjusted EBITDA to be a meaningful indicator of our performance that management uses and believes provides useful information to investors regarding our financial condition and results of operations. The most comparable GAAP measure is operating income (loss).

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;

●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2021	2020

Net loss available to common stockholders	$(9,193,381)	$(11,427,380)
Preferred dividends	2,253,385	974,272
Provision for income taxes	14,000	49,000
Other taxes	84,493	53,411
Interest expense(a)	1,087,944	329,125
Film library and program rights amortization(b)	6,928,667	2,494,832
Share-based compensation expense(c)	231,844	244,835
Acquisition-related costs(d)	—	98,926
Reserve for bad debt and video returns	694,212	1,721,595
Amortization and depreciation(e)	1,621,360	5,204,728
Other non-operating income, net(f)	(570)	(6,438)
Transitional expenses(g)	—	2,113,469
All other nonrecurring costs	840,050	186,948
Adjusted EBITDA	$4,562,004	$2,037,323

(a)	Includes amortization of deferred financing costs of $98,889 and $10,152 for the three months ended March 31, 2021 and 2020, respectively.
(b)	Represents amortization of our film library, which include cash and non-cash amortization of our film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, non-employee directors and third-party consultants.
(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(f)	Other non-operating income is primarily comprised of interest income earned on cash deposits.
(g)	Represents transitional related expenses primarily associated with the Crackle Plus business combination and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.

Results of Operations

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) networks consisting of Crackle, our YouTube channel and Popcornflix®, and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form Crackle Plus. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).

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

Interest Expense

Our interest expense is comprised of cash interest paid on our 9.50% Notes Due 2025, the Film Acquisition Advance and the Revolving Credit Facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2020

Revenue

Effective January 13, 2021, our Crackle Plus joint venture partner, Sony Pictures Television, elected to convert its ownership stake in Crackle Plus to an ownership stake in the Company.  As a result of no longer being required to report Crackle Plus separately to our joint venture partner we have been able to further integrate the Crackle Plus operation into the Company allowing us to better manage the business from a CSSE consolidated perspective, by achieving further synergies and realizing savings by cost sharing in areas such as content operations and marketing.  Now that the business is fully managed as a holistic, consolidated operation, our revenues are reported and discussed on a consolidated basis, and are disaggregated by revenue source in the table below, instead of as previously presented.

The following table presents revenue by revenue source for the three months ended March 31, 2021 and 2020 and for the period-over-period dollar and percentage changes:

	Three Months Ended March 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$13,890,949	60%	$11,211,219	85%	$2,679,730	24%
Licensing and other	9,305,893	40%	2,032,854	15%	7,273,039	358%
Net revenue	$23,196,842	100%	$13,244,073	100%	$9,952,769	75%

Our net revenue increased by $10.0 million for the three months ended March 31, 2021 compared to 2020. This increase in net revenue was primarily driven by a $7.9 million increase in international revenues driven by licensing of the international rights to several titles including Going From Broke, Heroes of Lucha Libre and On Point to international distribution partners, a $4.2 million increase in TVOD and internet streaming revenue primarily driven by the strong performances from Willy’s Wonderland, Skyfire and Senior Moment, and an increase in AVOD-related direct sales, partly offset by lingering Covid-19 related softness in the areas of video distribution and theatrical revenues, and the absence of PS Vue and PS Vue-related revenue. By the end of the first quarter of 2021, our streaming services have substantially rebounded to pre-pandemic levels, our distribution pipeline remained strong and the outlook to resume production improved, positioning us well for the remainder of the year.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended March 31, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Programming amortization	$2,230,612	9%	$110,629	1%	$2,119,983	1,916%
Film library amortization	6,903,916	30%	2,441,081	18%	4,462,835	183%
Revenue share and partner fees	2,469,240	11%	2,490,793	19%	(21,553)	(1)%
Distribution and platform costs	4,639,166	20%	4,867,887	37%	(228,721)	(5)%
Total cost of revenue	$16,242,934	70%	$9,910,390	75%	$6,332,544	64%
Gross profit	$6,953,908		$3,333,683		$3,620,225	109%
Gross profit margin	30%		25%

Our cost of revenue increased by $6.3 million for the three months ended March 31, 2021 compared to 2020. This increase was primarily due to a $4.5 million increase in film library amortization and a $2.1 million increase in programming amortization as a result of the $11.1 million increase in owned content revenue, offset by a $0.2 million decrease in distribution and platform costs and a $0.1 million decrease in revenue share and partner fees.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$9,234,819	40%	$6,839,897	52%	$2,394,922	35%
Amortization and depreciation	1,238,027	5%	5,204,728	39%	(3,966,701)	(76)%
Management and license fees	2,319,684	10%	1,324,407	10%	995,277	75%
Total operating expenses	$12,792,530	55%	$13,369,032	101%	$(576,502)	(4)%

Our total operating expenses were 55% of net revenue for the three months ended March 31, 2021 compared to 101% in the same period in 2020 and decreased in absolute dollars by $0.6 million. Excluding amortization and depreciation expense, total operating expenses were 50% and 62% of net revenue for the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $2.4 million for the three months ended March 31, 2021 compared to 2020. The increase is primarily due to a $1.7 million increase in compensation expense as described further below.

Amortization and depreciation expense decreased by $4.0 million for the three months ended March 31, 2021 compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

The management and license fee increased $1.0 million or 75% for the three months ended March 31, 2021 compared to 2020. The increase is due to and in line with the $10.0 million or 75% increase in net revenue for the three months ended March 31, 2021 compared to 2020.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	March 31,		Change
	2021	2020	Period over Period
Compensation expense	$5,041,471	$3,369,135	$1,672,336	50%
Share-based compensation	231,844	244,835	(12,991)	(5)%
Professional fees	1,086,353	587,643	498,710	85%
Public company costs and expenses	136,177	102,578	33,599	33%
Bad debt expense	319,165	847,169	(528,004)	(62)%
Other operating expenses	2,419,809	1,688,537	731,272	43%
	$9,234,819	$6,839,897	$2,394,922	35%

Our selling, general and administrative expenses increased by $2.4 million for the three months ended March 31, 2021 compared to 2020.

Our compensation expense increased by $1.7 million for the three months ended March 31, 2021 compared to 2020. This increase is primarily due to a 21% increase in headcount as a result of the continued growth of the Company.

Professional fees increased by $0.5 million for the three months ended March 31, 2021 compared to 2020. This increase is primarily related to a combined $0.4 million increase in legal and accounting expenses and a $0.1 million increase in consulting expenses resulting from our recent financing activities and the continued overall growth of the Company.

Bad debt expense decreased $0.5 million for the three months ended March 31, 2021 compared to 2020 as a result of increased collection efforts in 2021.

Other operating expenses increased by $0.7 million in the three months ended March 31, 2021 compared to 2020. This increase is primarily related to a $0.9 million increase in marketing expenses related to increased marketing and promotion efforts, offset by a $0.2 million decrease in travel and entertainment expenses related to the COVID-19 pandemic.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended March 31, 2021 and 2020. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended March 31, 2021 and 2020.

Interest Expense

For the three months ended March 31, 2021 and 2020, our interest expense was comprised primarily of interest incurred on the 9.50% Notes Due 2025 and the film acquisition advance.

The following table presents interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
9.50% Notes due 2025	$749,557	$—
Film acquisition advance	188,943	—
Revolving credit facility	50,555	101,112
Commercial loan	—	217,861
Amortization of deferred financing costs	98,889	10,152
	$1,087,944	$329,125

Interest expense increased $0.8 million for the three months ended March 31, 2021 compared to 2020. The increase is primarily related to the July and December 2020 underwritten public offering of the 9.50% Notes due 2025.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended March 31, 2021 and 2020.

Temporary differences consist primarily of net production costs and film library acquisition costs, which management has the option to deduct for tax purposes in the period incurred under Internal Revenue Code Section 181 or when placed in service (original release) under Section 168(k) (post-2017) for films which the production costs have been incurred in the United States. This tax treatment contrasts with the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 —Entertainment — Films. Management has also determined that the Company will, for the current fiscal year, be subject to the interest limitation rules of Internal Revenue Code Section 163(j) resulting in additional temporary differences. The Company also amortized, under Section 197 of the Internal Revenue Code, certain intangible assets acquired in business combinations, with such amortization either not reported in the consolidated financial statements or reported at different amounts. Furthermore, acquisition related costs that were expensed for financial reporting purposes are not immediately deductible for tax purposes but are amortized over 15 years under Section 197.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of March 31, 2021, we had cash and cash equivalents of $24.6 million. Our total debt principal outstanding was $39.1 million as of March 31, 2021, of which $32.9 million is comprised of outstanding principal under our 9.50% Notes due 2025.

Debt, net of debt issuance costs, decreased $2.4 million primarily due to the repayment of the outstanding principal and accrued interest under the revolving credit facility. The amount of principal and interest due in the next twelve months is approximately $3.1 million. See Note 10, Debt in the accompanying notes to our condensed consolidated financial statements.

On January 20, 2021, the Company completed a private placement sale of 1,022,727 shares of common stock at a price $22.00 per common share, generating gross proceeds of $22.5 million.

During the quarter ended March 31, 2021, the Company completed the sale of an aggregate of 100,000 shares of Class A Common Stock, for net proceeds of $2.5 million, pursuant to its At the Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through March 2021. Total dividends declared during the three months ended March 31, 2021 and 2020 was $2.3 million and $1.0 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $24.6 million as of March 31, 2021 and $14.7 million as of December 31, 2020.

Cash flow information for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Cash (used in) provided by:
Operating activities	$(8,264,934)	$1,937,343
Investing activities	1,135,923	510,866
Financing activities	16,966,160	(1,774,272)
Net increase in cash and cash equivalents	$9,837,149	$673,937

Operating Activities

Net cash used in operating activities was $8.3 million for three months ended March 31, 2021. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2020. The increase in cash used in operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to a $5.6 million decrease in net loss adjusted for the exclusion of non-cash items and a $15.8 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $4.9 million for the three months ended March 31, 2021 as compared to a net loss adjusted for the exclusion of non-cash items of $(0.8) million for the three months ended March 31, 2020. The decrease in the net loss adjusted for non-cash items was primarily due to a $2.0 million increase in net non-cash items driven by the amortization of content assets and intangible assets and a $3.6 million decrease in net loss.

The effect of changes in operating assets and liabilities was a decrease of $13.1 million for the three months ended March 31, 2021 compared to an increase of $2.7 million for the three months ended March 31, 2020. The most significant drivers contributing to this decrease relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable increased $1.6 million during the three months ended March 31, 2021 as compared to a decrease of $7.9 million during the three months ended March 31, 2020.
●	Changes in the film library asset primarily due to increased premium content investment in our film library content. The film library asset increased $10.4 million for the three months ended March 31, 2021 compared to a $6.6 million increase for the three months ended March 31, 2020.
●	Changes in accounts payable and accrued expenses primarily driven by growth of the business and timing of accruals. Accounts payable and accrued expenses decreased $1.1 million during the three months ended March 31, 2021 compared to a decrease of $0.2 million during the three months ended March 31, 2020.
●	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs decreased $5.0 million during the three months ended March 31, 2021 compared to a $0.8 million increase during the three months ended March 31, 2020.
●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our film library content. Film library acquisition and programming obligations increased $4.3 million for the three months ended March 31, 2021 compared to a $1.9 million increase for the three months ended March 31, 2020.

Investing Activities

For the three months ended March 31, 2021 and 2020, our investing activities provided net cash totaling $1.1 million and $0.5 million, respectively. This increase resulted from a $1.3 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis, offset by a $0.1 million increase in capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations.

Financing Activities

For three months ended March 31, 2021, our financing activities provided net cash totaling $17.0 million. This increase was primarily due to the $21.4 million in net proceeds related to the January 2021 common stock private placement, $2.5 million in net proceeds from the at-the-market common stock offerings during the period, offset by the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC , a $2.5 million payment on our film acquisition advance and a $1.9 million payment of dividends to preferred stockholders. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and decreasing future interest payments.

For the three months ended March 31, 2020, our financing activities used net cash totaling $1.8 million. This resulted from the payment of dividends to preferred stockholders in the amount of $1.0 million and scheduled debt principal payments on the commercial loan of $0.8 million.

Anticipated Cash Requirements

We believe that cash flow from operations, cash on hand, and the monetization of trade accounts receivable, together with equity and debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements for the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness.  If we are required to access financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders of our shares.  There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our Company.  If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, March 31, 2021, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2020.

Item 2 – Unregistered Sales of Equity Securities

For the three months ended March 31, 2021 and through the date of this report, an aggregate of 43,571 shares of Class A Common Stock were issued upon the cashless exerciseof Class Z & Class W Warrants by holders thereof. The exercise of such warrants was exempt from registration pursuant to Section3(a)(9) of the Securities Act of 1933, as amended.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 13, 2021	(Principal Executive Officer)