Form 10-Q
period 2021-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2021-08-11
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2021

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

The number of shares of Common Stock outstanding as of August 11, 2021 totaled 16,240,198 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	8,585,692
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$18,404,254	$14,732,726
Accounts receivable, net of allowance for doubtful accounts of $778,861, and $1,035,643, respectively	44,866,479	25,996,947
Prepaid expenses and other current assets	2,008,231	1,382,502
Goodwill	41,269,946	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	20,459,587	19,370,490
Film library, net	72,403,995	35,239,135
Due from affiliated companies	705,499	5,648,652
Programming costs and rights, net	16,916,653	15,781,183
Other assets, net	5,019,737	4,517,102
Total assets	$234,218,324	$156,280,786

LIABILITIES AND EQUITY
9.50% Notes due 2025, net of deferred issuance costs of $1,600,656 and $1,798,433, respectively	$31,295,244	$31,097,467
Notes payable under revolving credit facility	—	2,500,000
Revolving loan	17,585,699	—
Film acquisition advance	6,130,245	8,659,136
Accounts payable and accrued other expenses	45,500,596	21,394,957
Film library acquisition obligations	20,776,600	8,616,562
Programming obligations	1,849,375	4,697,316
Accrued participation costs	24,740,388	12,535,651
Put option obligation	11,400,000	—
Other liabilities	2,345,494	1,677,906
Total liabilities	161,623,641	91,178,995
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,698,318 and 2,098,318 shares issued and outstanding, respectively; redemption value of $92,457,950 and $52,457,950, respectively	370	210
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 6,775,816 and 5,157,053 shares issued, 6,701,581 and 5,082,818 shares outstanding, respectively	678	516
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	170,440,677	106,425,548
Deficit	(97,315,079)	(77,247,982)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	72,494,683	28,546,329
Subsidiary convertible preferred stock	—	36,350,000
Noncontrolling interests	100,000	205,462
Total equity	72,594,683	65,101,791
Total liabilities and equity	$234,218,324	$156,280,786

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	22,134,934	13,520,540	45,331,776	26,764,613
Cost of revenue	15,433,719	12,933,545	31,676,653	22,843,935
Gross profit	6,701,215	586,995	13,655,123	3,920,678
Operating expenses:
Selling, general and administrative	10,964,362	7,052,776	20,199,181	13,892,673
Amortization and depreciation	1,337,678	5,241,415	2,575,705	10,446,143
Management and license fees	2,213,493	1,352,054	4,533,177	2,676,461
Total operating expenses	14,515,533	13,646,245	27,308,063	27,015,277
Operating loss	(7,814,318)	(13,059,250)	(13,652,940)	(23,094,599)
Interest expense	1,141,044	333,903	2,228,988	663,028
Acquisition-related costs	—	—	—	98,926
Other non-operating income, net	(144,569)	(4,331,409)	(145,139)	(4,337,847)
Loss before income taxes and preferred dividends	(8,810,793)	(9,061,744)	(15,736,789)	(19,518,706)
Provision for income taxes	15,000	18,000	29,000	67,000
Net loss before noncontrolling interests and preferred dividends	(8,825,793)	(9,079,744)	(15,765,789)	(19,585,706)
Net loss attributable to noncontrolling interests	—	(43,889)	—	(96,743)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(8,825,793)	(9,035,855)	(15,765,789)	(19,488,963)
Less: preferred dividends	2,253,385	974,272	4,506,770	1,948,544
Net loss available to common stockholders	$(11,079,178)	$(10,010,127)	$(20,272,559)	$(21,437,507)
Net loss per common share:
Basic and diluted	$(0.79)	$(0.83)	$(1.46)	$(1.79)
Weighted-average common shares outstanding:
Basic and diluted	14,059,211	12,007,428	13,848,655	12,006,013

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	$370	6,400,766	$640	7,654,506	$766	$166,865,655	$(86,235,901)	$(632,729)	$—	$—	$79,998,801
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			26,000	3			952,263					952,266
Stock options exercised			282,360	28			2,123,757					2,123,785
Warrant exercises - Class W and Z			64,400	6			267,159					267,165
Shares issued to directors			2,290	1			(1)					—
Sonar business combination											100,000	100,000
Dividends on preferred stock								(2,253,385)				(2,253,385)
Net loss								(8,825,793)				(8,825,793)
Balance, June 30, 2021	3,698,318	$370	6,775,816	$678	7,654,506	$766	$170,440,677	$(97,315,079)	$(632,729)	$—	$100,000	$72,594,683

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends on preferred stock								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$87,854,864	$(44,123,009)	$(632,729)	$36,350,000	$334,809	$79,785,303
Share based compensation - stock options							198,023					198,023
Share based compensation - common stock							31,250					31,250
Dividends								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(43,889)	(43,889)
Net loss								(9,035,855)				(9,035,855)
Balance, June 30, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$88,084,137	$(54,133,136)	$(632,729)	$36,350,000	$290,920	$69,960,560

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(15,765,789)	$(19,585,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	463,688	474,108
Programming amortization	2,943,995	165,393
Film library amortization	13,743,925	8,800,473
Amortization of deferred financing costs	212,122	20,306
Amortization and depreciation of intangibles, property and equipment	3,342,371	10,701,700
Bad debt and video return expense	1,602,049	2,534,336
Realized losses on marketable securities	—	100,607
Other non-operating income	—	(5,404,482)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,075,796)	9,553,351
Prepaid expenses and other assets	(602,516)	(1,092,921)
Programming costs and rights	(4,079,465)	(1,470,127)
Film library	(37,908,785)	(16,655,794)
Accounts payable, accrued expenses and other payables	41,219	280,672
Film library acquisition and programming obligations	9,312,097	2,430,151
Accrued participation costs	12,204,737	6,997,561
Other liabilities	667,588	1,313,944
Net cash used in operating activities	(16,898,560)	(836,428)
Cash flows from Investing Activities:
Expenditures for property and equipment	(527,752)	(387,386)
Sales of marketable securities	—	334,595
Business Combination	(1,143,518)	—
Decrease in due from affiliated companies, net	4,943,153	2,645,678
Net cash provided by investing activities	3,271,883	2,592,887
Cash flows from Financing Activities:
Repayments of commercial loan	—	(1,600,000)
Repayments of revolving credit facility	(2,500,000)	—
Repayment of film acquisition advance	(2,528,891)	—
Repayment of Revolving Loan	(687,232)	—
Proceeds from issuance of Class A common stock	24,810,813	—
Proceeds from exercise of stock options and warrants	2,385,325	—
Dividends paid to preferred stockholders	(4,181,810)	(1,948,544)
Net cash provided by (used in) financing activities	17,298,205	(3,548,544)
Net increase in cash and cash equivalents	3,671,528	(1,792,085)
Cash and cash equivalents at beginning of period	14,732,726	6,447,402
Cash and cash equivalents at end of the period	$18,404,254	$4,655,317
Supplemental data:
Cash paid for interest	$2,437,623	$443,581
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$327,460	$4,600,000
Non-cash financing activities:
Preferred stock issued for Crackle Plus acquisition	$40,000,000	$—

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

The Company operates and is managed by the Company’s CEO Mr. William J. Rouhana, Jr., as one reportable segment, the production and distribution of video content with a focus on the Company’s streaming networks. The Company currently operates in the United States and internationally and derives its revenue primarily in the United States. The Company has a presence in over 56 countries and territories worldwide.

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

Note 3 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

hedging relationships entered into or evaluated after December 31, 2022. The Company adopted ASU-2020-04 in the second quarter of 2021 on a prospective basis and will apply this guidance as contracts are modified through December 2022. The adoption did not have an immediate direct impact on our financial statements. We do not expect there to be a material impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

emerging growth company, adoption is not required until fiscal years beginning after December 15, 2021 as recently deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $14,900,000, respectively, as of June 30, 2021. The Company does not expect adoption to have any material impact on its results from operations and financial condition.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

Note 4 – Business Combination

On May 21, 2021, the Company consummated its acquisition of the principal assets of Sonar Entertainment, Inc. (“SEI”) and certain of the direct and indirect subsidiaries of SEI (collectively, “Sonar”). Sonar is an award-winning independent television studio that owns, develops, produces, finances and distributes content for global audiences. In consideration for the assets purchased from Sonar (“Purchased Assets”), the Company paid to Sonar an initial cash purchase price of $18,902,000 and from time to time will be required to pay additional purchase price based on the performance of the acquired assets.

During the 18-month period following the closing, the Company has the right (the “Buyout Option”), exercisable upon written notice to Sonar during such period, to buy out all future entitlements (i.e., additional purchase price and other entitlements not yet due and payable to Sonar as of the date of such notice) in exchange for a one-time payment to Sonar. In connection with the transaction, the Company formed a new subsidiary, CSS AVOD Inc., and issued shares of common stock, representing 5% of the after-issued equity of CSS AVOD, to MidCap Financial Trust, as Agent. At any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement closing, MidCap, as Agent, shall have the right upon 60 days’ prior written notice to CSSE to require CSSE to purchase such CSS AVOD Shares for $11,500,000 (“Put Election”).

The Sonar acquisition was accounted for as a purchase of a business in accordance with ASC 805 and the aggregate purchase price consideration of $53,812,000 has been allocated to assets acquired and liabilities assumed, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill.

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired assumed at the date of the acquisition was as follows:

May 21, 2021
Accounts receivable, net	$17,390,160
Film library	13,000,000
Intangible asset	3,600,000
Total identifiable assets acquired	33,990,160
Goodwill	19,821,840
Net assets acquired	$53,812,000

In estimating the fair value of the acquired assets, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected growth rates and estimated discount rates.

The amount related to the acquired intangible asset represent the estimated fair value of the distribution network. This definite lived intangible asset is being amortized on a straight-line basis over its estimated useful life of 36 months.

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

The fair values of assets acquired were based upon valuations performed by independent third party valuation experts.

Cash	$18,902,000
Fair Value of Additional Purchase Price – Library Account Receivable	1,580,000
Fair Value of Additional Purchase Price – Contracted TV Cash Flow	13,700,000
Fair Value of Additional Purchase Price – % of Film Cash Flow	630,000
Fair Value of Additional Purchase Price – % of Non-TV Business Cash Flow	2,300,000
Fair Value of Additional Purchase Price – Development Slate Cash Flow	5,200,000
Fair Value of Additional Purchase Price – CSS AVOD Equity Put	11,500,000
Total Estimated Purchase Price	$53,812,000

Based on the terms of the asset purchase agreement, the Company estimated the fair value of the Additional Purchase Price components based on, but not limited to, expected future collection of receivables, expected future revenue and cash flows, expected growth rates, and estimated discount rates.

The Additional Purchase Price included a 5% interest in CSS AVOD and a Put Option that requires the Company to purchase the shares of CSS AVOD, Inc. (5.0% of the entity) from the investor for $11,500,000. The fair value of the 5.0% interest in CSS AVOD, Inc. was estimated based on expected future cash flows. The Put Option was valued by the Company via a Black-Sholes valuation model assuming an initial price of $125,000, a strike price of $11,500,000, volatility of 100.0% and term of 1.5 years.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control or the completion of services as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include licensing of content and delivery of online advertisements on our owned and operated VOD platforms, the distribution of film content, production of episodic television series and production related services. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and can sometimes include variable consideration and do not include any financing components in our normal course of business. Sales tax, value added tax, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The following tables disaggregate our revenue by source:

	Three Months Ended June 30,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$15,086,175	68%	$9,693,169	72%
Licensing and other	7,048,759	32%	3,827,371	28%
Net revenue	$22,134,934	100%	$13,520,540	100%

	Six Months Ended June 30,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$28,977,124	64%	$20,904,388	78%
Licensing and other	16,354,652	36%	5,860,225	22%
Net revenue	$45,331,776	100%	$26,764,613	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company distributes and exhibits VOD content through the Crackle Plus network directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD networks.  In addition this revenue source includes, transactional video on demand (TVOD) sales, cable tv and barter syndication generated revenues.  We generate VOD and streaming revenues for our VOD networks in three primary ways, selling advertisers product and content integrations and sponsorships related to our productions, selling advertisers the ability to present content to our viewers, often with fewer commercials, and selling advertisers video ad inventory on our VOD networks; we also generate revenues via direct to consumer sales on TVOD platforms.

Revenue from VOD and streaming are recorded as content with integrations and sponsorships are delivered and ready for exploitation, content with presenters are aired, over time as advertisements are delivered and when monthly activity is reported by TVOD partners.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue from the Licensing and production of movies, television series and programs and short-form video content is recognized when or as the Company transfers control of the contracted asset to the customer.  The transfer of control is represented by the Company’s delivery of the contracted asset (or the Company otherwise makes available unconditionally) to the customer and the license period during which the customer is able to benefit from its right to access or its right to use the asset has begun.  Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied.

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

No impairment losses have arisen from any Company contracts with customers during the six months ended June 30, 2021 and 2020, respectively.

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

Contract balances

Contract balances include the following:

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$29,293,485	$14,588,684
Contract assets (included in accounts receivable)	15,572,994	11,408,263
Total accounts receivable, net	$44,866,479	$25,996,947

Deferred revenue (included in other liabilities)	$658,404	$590,624

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

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with customers for terms that include minimum guarantees which are contractually paid over a period of time that may extend past one year at a variable rate of payment – based on sales and collections made by the customer from third parties. These minimum guarantees are generally collectible via royalty payments at an agreed rate which are collected on a monthly or quarterly basis. Contractual arrangements containing minimum guarantees are evaluated on a contract by contract basis for the need for present value treatment. As of the financial statement date no arrangements requiring present value treatment have been identified.

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the six months ended June 30, 2021.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2021 and 2020, the Company recognized $200,594 and $198,023, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized $401,188 and $411,608, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900
Granted	—	—
Forfeited	(6,250)	9.51
Exercised (a)	(382,360)	7.25
Expired	—	—
Outstanding at June 30, 2021	742,640	$8.57	2.25	$24,382,731

Vested and exercisable at June 30, 2021	580,976	$8.16	1.95	$19,310,909

(a) ) During the six months ended June 30, 2021, 100,000 stock options were exercised and converted to 77,415 shares of Class A Common Stock via the cashless exercise option.

As of June 30, 2021 the Company had unrecognized pre-tax compensation expense of $773,338 related to non-vested stock options under the Plan of which $392,012, $285,659 and $95,667 will be recognized in 2021, 2022 and 2023, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
Weighted Average Assumptions:	2021	2020
Expected dividend yield	0.0%	0.0%
Expected equity volatility	55.8%	56.1%
Expected term (years)	5	5
Risk-free interest rate	2.01%	2.22%
Exercise price per stock option	$8.57	$7.73
Market price per share	$8.30	$7.27
Weighted average fair value per stock option	$4.02	$3.51

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended June 30, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $31,250 and in each of the periods. For the six months ended June 30, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $62,500 in each of the periods.

Note 7 - Earnings Per Share

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

Basic and diluted loss per share are computed as follows:

	Three Months Ended June 30,
	2021	2020
Net loss available to common stockholders	$(11,079,178)	$(10,010,127)

Basic weighted-average common shares outstanding	14,059,211	12,007,428
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	14,059,211	12,007,428

Basic and diluted loss per share	$(0.79)	$(0.83)

Anti-dilutive stock options and warrants	3,892,936	83,282

	Six Months Ended June 30,
	2021	2020
Net loss available to common stockholders	$(20,272,559)	$(21,437,507)

Basic weighted-average common shares outstanding	13,848,655	12,006,013
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	13,848,655	12,006,013

Basic and diluted loss per share	$(1.46)	$(1.79)

Anti-dilutive stock options and warrants	3,658,102	91,829

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Programming Costs

Programming costs and rights, consists of the following:

	June 30,	December 31,
	2021	2020
Programming costs released	$25,253,675	$22,986,486
In production	—	—
In development	6,451,445	4,639,169
Accumulated amortization (a)	(15,216,552)	(12,298,648)
Programming costs, net	16,488,568	15,327,007

Programming rights	1,209,362	1,209,362
Accumulated amortization	(781,277)	(755,186)
Programming rights, net	428,085	454,176

Programming costs and rights, net	$16,916,653	$15,781,183

(a)    As of June 30, 2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $2,213,032, respectively.

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

Amortization of programming costs related to episodic television programs and programming rights related to licensed content is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Programming costs	$712,043	$6,873	$2,917,904	$63,751
Programming rights	1,340	47,891	26,091	101,642
Total programming amortization expense	$713,383	$54,764	$2,943,995	$165,393

During the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment related to programming costs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	June 30,	December 31,
	2021	2020
Film library acquisition costs	$129,238,879	$78,330,094
Accumulated amortization (a)	(56,834,884)	(43,090,959)
Net film library costs	$72,403,995	$35,239,135

(a) As of June 30, 2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $1,760,846, respectively.

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

Amortization of film library costs is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Film library amortization expense	$6,840,009	$6,359,392	$13,743,925	$8,800,473

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	June 30,	December 31,
	2021	2020
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
Total	$12,163,943	$12,163,943

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2021:
Acquired customer base	$2,290,241	$1,316,889	$973,352
Non-compete agreement	530,169	508,078	22,091
Website development	389,266	324,388	64,878
Crackle Plus content rights	1,708,270	1,210,025	498,245
Crackle brand value	18,807,004	5,709,269	13,097,735
Crackle Plus partner agreements	4,005,714	1,702,428	2,303,286
Distribution Network	3,600,000	100,000	3,500,000
Total	$31,330,664	$10,871,077	$20,459,587

December 31, 2020:
Acquired customer base	$2,290,241	$1,087,865	$1,202,376
Non-compete agreement	530,169	419,717	110,452
Website development	389,266	259,510	129,756
Crackle Plus content rights	1,708,270	925,313	782,957
Crackle brand value	18,807,004	4,365,912	14,441,092
Crackle Plus partner agreements	4,005,714	1,301,857	2,703,857
Total	$27,730,664	$8,360,174	$19,370,490

Amortization expense was $1,305,451 and $5,179,447 for the three months ended June 30, 2021 and 2020, respectively, and $2,510,903 and $10,358,894 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 amortization expense for the next 5 years is expected be:

Remainder of 2021	$2,944,633
2022	5,359,440
2023	4,974,138
2024	3,487,143
2025	2,686,715
Thereafter	1,007,518
Total	$20,459,587

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill consists of the following:

	June 30,	December 31,
	2021	2020
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
Goodwill: Halcyon	19,821,840	—
Total	$41,269,946	$21,448,106

There was no impairment recorded related to goodwill and intangible assets in the three and six months ended June 30, 2021 and 2020, respectively.

Note 11 – Debt

Revolving Loan

On May 21, 2021, the Company entered into a credit agreement with Midcap Financial Trust. The credit agreement provides the Company with a revolving loan in an aggregate principal amount not to exceed $20,000,000 at any time outstanding. On the closing date, the Company made an initial draw down on the loan of $18,272,931 in connection with funding the SEI acquisition.  The availability under the loan at any time is subject to the Borrowing Base, which is equal to 85% of the Eligible Accounts minus the sum of all Reserves.

The loan bears interest at 4% plus the greater of LIBOR or 0.75% per annum. In addition the loan contains an unused line fee of 0.5% per annum and a collateral management fee of 0.504% per annum. Interest and fees on the loan are payable in arrears on the first day of each month and on the maturity of the loan.

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or, as may be agreed by the Agent, cash on hand in an aggregate amount of not less than $6,000,000. The Company is in compliance with all covenants as of June 30, 2021.

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

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. For the six months ended June 30, 2021, the Company repaid $2,528,891 of the principal outstanding under the Film Acquisition Advance.

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

On March 3, 2021, the Company repaid the remaining outstanding principal of $2,500,000 and terminated the Revolving Credit Facility.

Long-term debt for the periods presented was as follows:

	June 30,	December 31,
	2021	2020
Notes due 2025	$32,895,900	$32,895,900
Revolving Credit Facility	—	2,500,000
Revolving Loan	17,585,699	—
Film Acquisition Advance	6,130,245	8,659,136
Total debt	56,611,844	44,055,036
Less: debt issuance costs	1,600,656	1,798,433
Less: current portion	—	2,500,000
Total long-term debt	$55,011,188	$39,756,603

As of June 30, 2021, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2021	$—
2022	6,130,245
2023	—
2024	17,585,699
2025	32,895,900
$56,611,844

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc and a Put Option that, if exercised, requires the Company to purchase the issued investor shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three year period commencing on October 8, 2022  and expiring on October 7, 2025 (“Put Election Period”).

As of June 30, 2021, the 5% interest in CSS AVOD, Inc consists of the following,

June 30, 2021
Put Option Obligation	$11,400,000
Noncontrolling Interests	100,000
Total	$11,500,000

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current provision:
States	$15,000	$18,000	$29,000	$67,000
Total current provision	$15,000	$18,000	$29,000	$67,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$10,500,000	$10,428,000
Acquisition-related costs	561,000	723,000
Film library and other intangibles	14,245,000	11,968,000
Deferred state taxes	573,000	39,000
Other	128,000	—
Less: valuation allowance	(23,888,000)	(20,003,000)
Total deferred tax assets	2,119,000	3,155,000
Deferred tax liabilities:
Programming costs	1,810,000	2,715,000
Other assets	309,000	440,000
Total deferred tax liabilities	2,119,000	3,155,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $38,996,000, $10,843,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $28,153,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $2,589,000 and $2,098,000 during the three months ended June 30, 2021 and 2020, respectively.The deferred tax asset valuation allowance increased by $3,885,000 and $4,403,000 during the six months ended June 30, 2021 and 2020, respectively.

Note 14 – Related Party Transactions

At June 30, 2021 and December 31, 2020, the Company is owed $705,499 and $5,648,652, respectively, from affiliated companies - primarily CSS. The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

For the three months ended June 30, 2021 and 2020, the Company recorded management and license fees of $2,213,493 and $1,352,054, respectively, and $4,533,177 and $2,676,461 for the six months ended June 30, 2021 and 2020, respectively, payable to CSS.

Note 15 - Commitments and Contingencies

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

Rent expense related to these leases was $499,711 and $436,007 for the three months ended June 30, 2021 and 2020, respectively, and $999,422 and $914,308 for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, the Company had $47,366,363 of content obligations, comprised of $20,776,600 in film library acquisition obligations, $1,849,375 of programming obligations and $24,740,388 of accrued participation costs.

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

Future minimum payments under non-cancelable operating leases and content agreements as of June 30, 2021 were as follows:

Remainder of 2021	$2,351,768
2022	11,489,647
2023	5,552,186
2024	1,287,430
2025	1,313,178
2026 - 2031	8,052,953
Total minimum lease and content payments	$30,047,162

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

Note 16 – Stockholders’ Equity

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

Warrants

Warrant activity as of June 30, 2021 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2020	Exercised (a)	at June 30, 2021	Price	Term (Yrs.)
Class W	622,622	(89,625)	532,997	$7.50	2.00
Class Z	180,618	(47,173)	133,445	12.00	3.00
CSSE Class I	800,000	—	800,000	8.13	2.87
CSSE Class II	1,200,000	—	1,200,000	9.67	2.87
CSSE Class III-A	380,000	—	380,000	11.61	2.87
CSSE Class III-B	1,620,000	—	1,620,000	11.61	2.87
Total	4,803,240	(136,798)	4,666,442	$10.06	2.78

(a) During the six months ended June 30, 2021 102,778 warrants were exercised and converted into 73,951 shares of Class A Common Stock via the cashless exercise option.

Note 17 – Segment Reporting and Geographic Information

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

Net revenue generated in the United States accounted for approximately 98% and 99% of total net revenue for the three  months ended June 30, 2021 and 2020, respectively, and 96% and 99% for the six months ended June 30, 2021 and 2020, respectively. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 18 – Subsequent Events

Underwritten Public Common Stock Offering

On July 7, 2021, the Company completed an underwritten public offering of 1,875,000 shares of common stock at a price $40.00 per common share, generating gross proceeds of $75,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (“Form 10-K”) and our Current Report on Form 8-K as filed with the SEC on May 27, 2021 (and amended on each of June 11, 2021 and July 1, 2021). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

Chicken Soup for the Soul Entertainment, Inc. is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported and subscription-based VOD streaming services, as well as Screen Media, Halcyon Television, and a number of affiliates that collectively enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, all in support of our streaming services.

Crackle Plus is comprised of unique networks, each delivering popular and original premium content focused on different themes such as family, kids, horror and comedy. Crackle Plus brands include Crackle, among the most watched ad-supported independent VOD networks, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. As of June 30, 2021, Crackle Plus served more than 32 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors viewed content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Brothers and more than 100 other production and distribution companies. For the period ended June 30, 2021, viewers of Crackle Plus networks have access to more than 17,392 films and 29,238 episodes of licensed or company-owned original or exclusive programming.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 2,438 feature films and 2,086 episodes of television programming. Screen Media also acquires between 10 and 20 new films each year. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow.

Halcyon Television, our company’s new subsidiary, manages the extensive film and television library recently acquired from Sonar Entertainment. This library is distributed by Screen Media. The library contains more than 1,000 titles, and 4,000 hours of programming, ranging from classics, including The Little Rascals, Laurel & Hardy and Blondie (produced by Hal Roach Studios), to acclaimed epic event mini-series such as Lonesome Dove and Dinotopia. Our Halcyon library titles have received 446 Emmy Award nominations, 105 Emmy Awards and 15 Golden Globe Awards.  Halcyon Television, and its subsidiary, Halcyon Studios, are headed by David Ellender. Ellender and his team have developed, produced, financed and distributed shows such as The Shannara Chronicles (MTV/Netflix), Taboo (BBC/FX), The Son (AMC), Mr. Mercedes (DirecTV), Das Boot (Sky Europe), Hunters (Amazon Prime), Alien Xmas (Netflix) and Mysterious Benedict Society (Disney+). Halcyon Studios, a subsidiary of Halcyon Television, will continue developing and producing current and future high-caliber content for our company for all platforms across a broad spectrum in the U.S. and internationally.

Chicken Soup for the Soul’s various television production activities are done through a number of affiliates including Landmark Studio Group, its Chicken Soup for the Soul Unscripted division, and APlus.com, which produce or co-produce original content for Crackle Plus and, occasionally, for other third-party networks.

We believe that we are the only independent ad-supported video-on-demand (AVOD) business with the proven capability to acquire, create and distribute original programming and that we have one of the largest libraries of valuable company-owned and third-party content. We believe this differentiation is important at a time of a major shift in consumer viewing habits as the growth in both availability and quality of high-speed broadband enables consumers to consume video content at any time on any device.

For the three months ended June 30, 2021 and 2020, our net revenue was approximately $22.1 million and $13.5 million, respectively, and $45.3 million and $26.8 million for the six months ended June 30, 2021 and 2020, respectively.

Our Adjusted EBITDA for the three months ended June 30, 2021 and 2020 was $3.2 million and $2.7 million, respectively, and $7.7 million and $4.7 million  for the six months ended June 30, 2021 and 2020, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized during the three and six months June 30, 2021 and 2020, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended June 30,
	2021	2020

Net loss available to common stockholders	$(11,079,178)	$(10,010,127)
Preferred dividends	2,253,385	974,272
Provision for income taxes	15,000	18,000
Other taxes	103,854	51,240
Interest expense(a)	1,141,044	333,903
Film library and program rights amortization(b)	6,841,349	6,407,283
Share-based compensation expense(c)	231,844	229,273
Reserve for bad debt and video returns	907,837	812,741
Amortization and depreciation(e)	1,721,011	5,496,972
Other non-operating income, net(f)	(144,569)	(4,331,409)
Transitional expenses(g)	192,054	2,239,876
All other nonrecurring costs(h)	967,848	469,392
Adjusted EBITDA	$3,151,479	$2,691,416

	Six Months Ended June 30,
	2021	2020
Net loss available to common stockholders	$(20,272,559)	$(21,437,507)
Preferred dividends	4,506,770	1,948,544
Provision for income taxes	29,000	67,000
Other Taxes	188,347	104,651
Interest expense(a)	2,228,988	663,028
Film library and program rights amortization(b)	13,770,016	8,902,115
Share-based compensation expense(c)	463,688	474,108
Acquisition-related costs(d)	—	98,926
Reserve for bad debt & video returns	1,602,049	2,534,336
Amortization and depreciation(e)	3,342,371	10,701,700
Other non-operating income, net(f)	(145,139)	(4,337,847)
Transitional expenses(g)	192,054	4,353,345
All other nonrecurring costs(h)	1,807,898	656,340
Adjusted EBITDA	$7,713,483	$4,728,739

(a)	Includes amortization of deferred financing costs of $113,234 and $10,154 for the three months ended June 30, 2021 and 2020, respectively, and $212,123 and $20,306 for the six months ended June 30, 2021 and 2020, respectively.
(b)	Represents amortization of our film library, which include cash and non-cash amortization of our film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, non-employee directors and third-party consultants.
(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(f)	Other non-operating income is primarily comprised of interest and other non operating income earned on cash deposits. In the three and six month periods ended June 30, 2021, Adjusted EBITDA excludes $125,000 of fees paid to the Company by a producer to exercise certain content sale options classified as Other Income and $186,223 of cash participation fees earned related to the Sonar acquisition.
(g)	Represents transitional related expenses primarily associated with the Sonar & Crackle Plus business combinations and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.
(h)	Includes legal, consulting, accounting and other non recurring operating expenses.

Results of Operations

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) networks consisting of Crackle, our YouTube channel and Popcornflix®, and our subscription-based video on demand (SVOD) network Pivotshare, all of which collectively form The Crackle Plus Network. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).

Cost of Revenue

Our cost of revenue is derived from platform costs which are related to the various expenses incurred by the company to support and maintain the AVOD and SVOD networks. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs. Also, included in cost of revenue are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”) and license fees payable to third parties and the related amortization associated with programming rights.  Also included in our cost of revenue is the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs. We record cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years. Cost of revenue also includes distribution costs for television series and films and amortization of film library costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation, non-cash share-based compensation, public and investor relations fees, outside director fees, professional fees and other overhead. A portion of selling, general and administrative expenses are covered by our management and license agreements with CSS, as noted below.

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

Interest Expense

Our interest expense is comprised of cash interest paid on our 9.50% Notes Due 2025, the Film Acquisition Advance, the Revolving Loan and the Revolving Credit Facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2020

Revenue

The following table presents revenue by revenue source for the three months ended June 30, 2021 and 2020 and for the period-over-period dollar and percentage changes:

	Three Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$15,086,175	68%	$9,693,169	72%	$5,393,006	56%
Licensing and other	7,048,759	32%	3,827,371	28%	3,221,388	84%
Net revenue	$22,134,934	100%	$13,520,540	100%	$8,614,394	64%

Our net revenue increased by $8.6 million for the three months ended June 30, 2021 compared to 2020.

VOD and streaming revenue increased $5.4 million for the three months ended June 30, 2021 compared to 2020. This increase is primarily driven by a $1.6 million increase in Ad Rep revenue driven by growing relationships with several Ad Rep partners, a $1.9 million increase in TVOD and internet streaming revenue primarily driven by the strong performances from Willy’s Wonderland and Skyfire, a $0.9 million increase in product integration revenue driven by the premiere of Going From Broke Season 2 on Crackle and a $0.8 million increase in Crackle direct revenue driven by strong viewership during the period.

Licensing and other revenue increased $3.2 million for the three months ended June 30, 2021 compared to 2020. This increase in licensing and other revenue was primarily driven by a $2.9 million increase in international revenues driven by licensing the international rights to several titles including Going From Broke Season 2, Willy’s Wonderland and acquired content from the Sonar Entertainment acquisition and a $1.8 million increase in content production revenue primarily due to executive producer fees earned on Hunters Season 2 and the sublicensing of Slasher Season 4.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Programming amortization	$713,383	2%	$54,764	0%	$658,619	1,203%
Film library amortization	6,840,009	31%	6,359,392	47%	480,617	8%
Revenue share and partner fees	2,861,389	13%	1,719,544	13%	1,141,845	66%
Distribution and platform costs	5,018,938	23%	4,799,845	36%	219,093	5%
Total cost of revenue	$15,433,719	70%	$12,933,545	96%	$2,500,174	19%
Gross profit	$6,701,215		$586,995		$6,114,220	1,042%
Gross profit margin	30%		4%

Our cost of revenue increased by $2.5 million for the three months ended June 30, 2021 compared to 2020. This increase was primarily due to a $1.1 million increase in revenue share and partner fees primarily related to stronger Ad Rep sales, a $0.7 million increase in programming amortization primarily related to the premiere of Going From Broke Season 2, a $0.5 million increase in film library amortization primarily driven by licensing international distribution rights, and a $0.2 million increase in distribution and platform costs primarily related to various technology costs to support and maintain our growing Crackle Plus Platform.

Operating Expenses

The following table presents operating expense line items for the three months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$10,964,362	50%	$7,052,776	52%	$3,911,586	55%
Amortization and depreciation	1,337,678	6%	5,241,415	39%	(3,903,737)	(74)%
Management and license fees	2,213,493	10%	1,352,054	10%	861,439	64%
Total operating expenses	$14,515,533	66%	$13,646,245	101%	$869,288	6%

Our total operating expenses were 66% of net revenue for the three months ended June 30, 2021 compared to 101% in the same period in 2020 and increased in absolute dollars by $0.9 million. Excluding amortization and depreciation expense, total operating expenses were 60% and 62% of net revenue for the three months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $3.9 million for the three months ended June 30, 2021 compared to 2020. The increase is primarily due to a $1.9 million increase in compensation expense as described further below.

Amortization and depreciation expense decreased by $3.9 million for the three months ended June 30, 2021 compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

The management and license fee increased $0.9 million or 64% for the three months ended June 30, 2021 compared to 2020. The increase is due to and in line with the $8.6 million or 64% increase in net revenue for the three months ended June 30, 2021 compared to 2020.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	June 30,		Change
	2021	2020	Period over Period
Compensation expense	$5,763,584	$3,903,792	$1,859,792	48%
Share-based compensation	231,844	229,273	2,571	1%
Professional fees	1,581,923	1,110,391	471,532	42%
Public company expenses	552,807	186,758	366,049	196%
Bad debt expense	256,966	434,632	(177,666)	(41)%
Other operating expenses	2,577,238	1,187,930	1,389,308	117%
	$10,964,362	$7,052,776	$3,911,586	55%

Our selling, general and administrative expenses increased by $3.9 million for the three months ended June 30, 2021 compared to 2020.

Our compensation expense increased by $1.9 million for the three months ended June 30, 2021 compared to 2020. This increase is primarily due to a 31% increase in headcount as a result of the continued growth of the Company.

Professional fees increased by $0.5 million for the three months ended June 30, 2021 compared to 2020. This increase is primarily related to a $0.5 million increase in legal expenses resulting from our recent financing activities and the continued overall growth of the Company.

Public company expenses increased $0.4 million for the three months ended June 30, 2021 compared to 2020. This increase is primarily related to various fees in connection with our recent financing activities.

Bad debt expense decreased $0.2 million for the three months ended June 30, 2021 compared to 2020 as a result of increased collection efforts in 2021.

Other operating expenses increased by $1.4 million in the three months ended June 30, 2021 compared to 2020. This increase is primarily related to a $1.1 million increase in marketing expenses related to increased Crackle Plus marketing efforts and $0.3 million in net combined other overhead expenses as a result of the continued growth of the Company.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended June 30, 2021 and 2020. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended June 30, 2021 and 2020.

Interest Expense

The following table presents interest expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
9.50% Notes due 2025	$781,278	$—
Film acquisition advance	147,680	—
Revolving Loan	98,852	—
Revolving credit facility	—	101,110
Commercial loan	—	222,639
Amortization of deferred financing costs	113,234	10,154
	$1,141,044	$333,903

Interest expense increased $0.8 million for the three months ended June 30, 2021 compared to 2020. The increase is primarily related to the July and December 2020 underwritten public offering of the 9.50% Notes due 2025.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended June 30, 2021 and 2020.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2020

Revenue

The following table presents revenue line items for the six months ended June 30, 2021 and 2020 and for the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$28,977,124	64%	$20,904,388	78%	$8,072,736	39%
Licensing and other	16,354,652	36%	5,860,225	22%	10,494,427	179%
Net revenue	$45,331,776	100%	$26,764,613	100%	$18,567,163	69%

Our net revenue increased by $18.6 million for the six months ended June 30, 2021 compared to 2020.

VOD and streaming revenue increased $8.1 million for the six months ended June 30, 2021 compared to 2020. This increase is primarily driven by a $6.3 million increase in TVOD and internet streaming revenue driven by the strong performances from Willy’s Wonderland, Skyfire and Senior Moment, and a $2.0 million increase in Ad Rep revenue driven by growing relationships with several Ad Rep partners.

Licensing and other revenue increased $10.5 million for the six months ended June 30, 2021 compared to 2020. This increase in licensing and other revenue was primarily driven by a $10.8 million increase in international revenues driven by licensing the international rights to several titles including Going From Broke Season 1 & 2, Willy’s Wonderland, Heroes of Lucha Libre, On Point and acquired content from the Sonar Entertainment acquisition and a $1.9 million increase in content production revenue primarily due to executive producer fees earned on Hunters Season 2 and the sub-licensing  of Slasher Season 4.

Cost of Revenue

The following table presents cost of revenue line items for the six months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Programming amortization	$2,943,995	6%	$165,393	—%	$2,778,602	1,680%
Film library amortization	13,743,925	30%	8,800,473	33%	4,943,452	56%
Revenue share and partner fees	5,330,629	12%	4,210,337	16%	1,120,292	27%
Distribution and platform costs	9,658,104	22%	9,667,732	36%	(9,628)	(0)%
Total cost of revenue	$31,676,653	70%	$22,843,935	85%	$8,832,718	39%
Gross profit	$13,655,123		$3,920,678
Gross profit margin	30%		15%

Our cost of revenue increased by $8.8 million for the six months ended June 30, 2021 compared to 2020. This increase was primarily due to a combined $7.7 million increase in film library and programming amortization as a result of the $10.5 million increase in licensing and other revenue and a $1.1 million increase in revenue share and partner fees primarily related to stronger Ad Rep sales.

Operating Expenses

The following table presents operating expense line items for the six months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$20,199,181	45%	$13,892,673	52%	$6,306,508	45%
Amortization and depreciation	2,575,705	6%	10,446,143	39%	(7,870,438)	(75)%
Management and license fees	4,533,177	10%	2,676,461	10%	1,856,716	69%
Total operating expenses	$27,308,063	61%	$27,015,277	101%	$292,786	1%

Our total operating expenses were 61% of net revenue for the six months ended June 30, 2021 compared to 101% in the same period in 2020 and increased in absolute dollars by $0.3 million. Excluding amortization and depreciation, operating expenses were 55% and 62% of net revenue for the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $6.3 million for the six months ended June 30, 2021 compared to 2020. The increase is primarily due to a $3.5 million increase in compensation expense discussed in the following selling, general and administrative section.

Amortization and depreciation expense decreased by $7.9 million for the six months ended June 30, 2021 compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

The management and license fee increased $1.9 million or 69% for the six months ended June 30, 2021 compared to 2020. The increase is due to and in line with the $18.6 million or 69% increase in net revenue for the six months ended June 30, 2021 compared to 2020.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended
	June 30,		Change
	2021	2020	Period over Period
Compensation expense	$10,805,055	$7,272,927	$3,532,128	49%
Share-based compensation	463,688	474,108	(10,420)	(2)%
Professional fees	2,668,276	1,698,034	970,242	57%
Public company expenses	688,985	289,336	399,649	138%
Bad debt expense	576,131	1,281,801	(705,670)	(55)%
Other operating expenses	4,997,046	2,876,467	2,120,579	74%
	$20,199,181	$13,892,673	$6,306,508	45%

Our selling, general and administrative expenses increased by $6.3 million for the six months ended June 30, 2021 compared to 2020.

Our compensation expense increased by $3.5 million for the six months ended June 30, 2021 compared to 2020. This increase is primarily due to a 31% increase in headcount as a result of the continued growth of the Company.

Professional fees increased by $1.0 million in the six months ended June 30, 2021 compared to 2020. This increase is primarily related to a $0.8 million increase in legal fees, $0.1 million increase in consulting expenses and $0.1 million increase in accounting expenses resulting from our recent financing activities and the continued overall growth of the Company.

Public company expenses increased $0.4 million for the six months ended June 30, 2021 compared to 2020. This increase is primarily related to various fees in connection with our recent financing activities.

Bad debt expense decreased $0.7 million for the six months ended June 30, 2021 compared to 2020 as a result of increased collection efforts in 2021.

Other costs and expenses increased by $2.1 million for the six months ended June 30, 2021 compared to 2020. This increase is primarily related to a $1.9 million increase in marketing expenses related to increased Crackle Plus marketing efforts and $0.2 million in net combined other overhead expenses as a result of the continued growth of the Company.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the six months ended June 30, 2021 and 2020. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the six months ended June 30 2021 and 2020.

Interest Expense

The following table presents interest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
9.50% Notes due 2025	$1,530,835	$—
Revolving loan	98,852	—
Film acquisition advance	336,623	—
Revolving credit facility	50,555	202,222
Commercial loan	—	440,500
Amortization of deferred financing costs	212,123	20,306
	$2,228,988	$663,028

Interest expense increased $1.6 million for the six months ended June 30, 2021 compared to 2020. The increase is primarily related to the July and December 2020 underwritten public offering of the 9.50% Notes due 2025.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the six months ended June 30, 2021 and 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of June 30, 2021, we had cash and cash equivalents of $18.4 million. Our total debt principal outstanding was $56.6 million as of June 30, 2021, of which $32.9 million is comprised of outstanding principal under our 9.50% Notes due 2025.

Debt, net of debt issuance costs, increased $12.8 million primarily due to drawing on the Revolving Loan and offset by the repayment of the outstanding principal under the Revolving Credit Facility and partial repayment of the Film Acquisition Advance . The amount of principal and interest due in the next twelve months is approximately $3.1 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

On January 20, 2021, the Company completed a private placement sale of 1,022,727 shares of common stock at a price $22.00 per common share, generating gross proceeds of $22.5 million.

During the six months ended June 30, 2021, the Company completed the sale of an aggregate of 126,000 shares of Class A Common Stock, for net proceeds of $3.4 million, pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through June 2021. Total dividends declared during the six months ended June 30, 2021 and 2020 was $4.5 million and $1.9 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $18.4 million as of June 30, 2021 and $14.7 million as of December 31, 2020.

Cash flow information for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(16,898,560)	$(836,428)
Investing activities	3,271,883	2,592,887
Financing activities	17,298,205	(3,548,544)
Net increase in cash and cash equivalents	$3,671,528	$(1,792,085)

Operating Activities

Net cash used in operating activities was $16.9 and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.  The increase in cash used in operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to a $8.7 million decrease in net loss adjusted for the exclusion of non-cash items and a $24.8 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $6.5 million for the six months ended June 30, 2021 as compared to a net loss adjusted for the exclusion of non-cash items of $(2.2) million for the six months ended June 30, 2020. The decrease in the net loss adjusted for non-cash items was primarily due to a $4.9 million increase in net non-cash items driven by the amortization of content assets and intangible assets and a $3.8 million decrease in net loss.

The effect of changes in operating assets and liabilities was a decrease of $23.4 million for the six months ended June 30, 2021 compared to an increase of $1.4 million for the six months ended June 30, 2020. The most significant drivers contributing to this decrease relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable increased $3.1 million during the six months ended June 30, 2021 as compared to a decrease of $9.6 million during the six months ended June 30, 2020.
●	Changes in the film library asset primarily due to increased premium content investment in our film library. The film library asset increased $37.9 million for the six months ended June 30, 2021 compared to a $16.7 million increase for the six months ended June 30, 2020.
●	Changes in programming costs and rights primarily due to increased investment in developing original productions. Programming costs and rights increased $4.1 million for the six months ended June 30, 2021 compared to a $1.5 million increase for the six months ended June 30, 2020.
●	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs increased $12.2 million during the six months ended June 30, 2021 compared to a $7.0 million increase during the six months ended June 30, 2020.
●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our film library content. Film library acquisition and programming obligations increased $9.3 million for the six months ended June 30, 2021 compared to a $2.4 million increase for the six months ended June 30, 2020.

Investing Activities

For the six months ended June 30, 2021, our investing activities provided net cash totaling $3.3 million. This increase resulted from a $4.9 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis, offset by $1.1 million in cash used in connection with the Sonar Entertainment acquisition and a $0.5 million increase in capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations.

For the six months ended June 30, 2020, our investing activities provided net cash totaling $2.6 million. This resulted primarily from a $2.6 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis. Settlements fluctuate period over period due to timing of these liquidity needs.

Financing Activities

For the six months ended June 30, 2021, our financing activities provided net cash totaling $17.3 million. This increase was primarily due to the $21.4 million in net proceeds related to the January 2021 common stock private placement, $3.4 million in net proceeds from the at-the-market common stock offerings during the period, $2.4 million in proceeds from the exercise of stock options and warrants offset by a $4.2 million payment of dividends to preferred stockholders, the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC, a $2.5 million payment on our film acquisition advance and a $0.7 million payment on our revolving loan. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and decreasing future interest payments.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, June 30, 2021, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Included herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 11, 2021	(Principal Executive Officer)