Form 10-Q
period 2021-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2021-11-08
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock outstanding as of November 8, 2021 totaled 16,420,671 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	8,766,165
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$66,947,955	$14,732,726
Accounts receivable, net of allowance for doubtful accounts of $795,192, and $1,035,643, respectively	48,265,450	25,996,947
Prepaid expenses and other current assets	2,113,322	1,382,502
Goodwill	41,286,849	21,448,106
Indefinite lived intangible assets	12,163,943	12,163,943
Intangible assets, net	18,976,226	19,370,490
Film library, net	72,850,313	35,239,135
Due from affiliated companies	—	5,648,652
Programming costs and rights, net	15,440,246	15,781,183
Other assets, net	4,876,056	4,517,102
Total assets	$282,920,360	$156,280,786

LIABILITIES AND EQUITY
9.50% Notes due 2025, net of deferred issuance costs of $1,501,768 and $1,798,433, respectively	$31,394,132	$31,097,467
Notes payable under revolving credit facility	—	2,500,000
Revolving loan	17,585,699	—
Film acquisition advance	6,241,534	8,659,136
Accounts payable and accrued other expenses	39,431,948	21,394,957
Film library acquisition obligations	24,752,229	8,616,562
Programming obligations	1,641,250	4,697,316
Accrued participation costs	22,864,494	12,535,651
Due to affiliated companies	590,383	—
Put option obligation	11,400,000	—
Other liabilities	2,888,964	1,677,906
Total liabilities	158,790,633	91,178,995
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,698,318 and 2,098,318 shares issued and outstanding, respectively; redemption value of $92,457,950 and $52,457,950, respectively	370	210
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 8,797,883 and 5,157,053 shares issued, 8,723,648 and 5,082,818 shares outstanding, respectively	881	516
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	238,708,111	106,425,548
Deficit	(114,056,757)	(77,247,982)
Class A common stock held in treasury, at cost (74,235 shares)	(632,729)	(632,729)
Total stockholders’ equity	124,020,642	28,546,329
Subsidiary convertible preferred stock	—	36,350,000
Noncontrolling interests	109,085	205,462
Total equity	124,129,727	65,101,791
Total liabilities and equity	$282,920,360	$156,280,786

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$29,096,855	$19,361,751	$74,428,631	$46,126,364
Cost of revenue	22,856,374	14,840,851	54,533,027	37,684,786
Gross profit	6,240,481	4,520,900	19,895,604	8,441,578
Operating expenses:
Selling, general and administrative	15,038,299	9,301,550	35,237,480	23,194,223
Amortization and depreciation	1,538,650	4,576,742	4,114,355	15,022,885
Management and license fees	2,909,686	1,936,175	7,442,863	4,612,636
Total operating expenses	19,486,635	15,814,467	46,794,698	42,829,744
Operating loss	(13,246,154)	(11,293,567)	(26,899,094)	(34,388,166)
Interest expense	1,304,952	659,803	3,533,940	1,322,831
Loss on extinguishment of debt	—	169,219	—	169,219
Acquisition-related costs	—	—	—	98,926
Other non-operating income, net	(101,898)	(43,445)	(247,037)	(4,381,292)
Loss before income taxes and preferred dividends	(14,449,208)	(12,079,144)	(30,185,997)	(31,597,850)
Provision for income taxes	30,000	26,000	59,000	93,000
Net loss before noncontrolling interests and preferred dividends	(14,479,208)	(12,105,144)	(30,244,997)	(31,690,850)
Net income (loss) attributable to noncontrolling interests	9,085	(73,135)	9,085	(169,878)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(14,488,293)	(12,032,009)	(30,254,082)	(31,520,972)
Less: preferred dividends	2,253,385	1,017,691	6,760,155	2,966,235
Net loss available to common stockholders	$(16,741,678)	$(13,049,700)	$(37,014,237)	$(34,487,207)
Net loss per common share:
Basic and diluted	$(1.04)	$(1.04)	$(2.53)	$(2.83)
Weighted-average common shares outstanding:
Basic and diluted	16,145,808	12,508,643	14,622,787	12,174,779

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	$370	6,400,766	$640	7,654,506	$766	$166,865,655	$(86,235,901)	$(632,729)	$—	$—	$79,998,801
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			26,000	3			952,263					952,266
Stock options exercised			282,360	28			2,123,757					2,123,785
Warrant exercises - Class W and Z			64,400	6			267,159					267,165
Shares issued to directors			2,290	1			(1)					—
Sonar business combination											100,000	100,000
Dividends on preferred stock								(2,253,385)				(2,253,385)
Net loss								(8,825,793)				(8,825,793)
Balance, June 30, 2021	3,698,318	$370	6,775,816	$678	7,654,506	$766	$170,440,677	$(97,315,079)	$(632,729)	$—	$100,000	$72,594,683
Share based compensation - stock options							1,016,981					1,016,981
Share based compensation - common stock							2,457,250					2,457,250
Issuance of common stock			1,875,000	188			70,499,812					70,500,000
Stock options exercised			32,916	3			274,615					274,618
Warrant exercises - Class W and Z			11,306	1			18,787					18,788
Shares issued to directors			2,845	1			(1)					—
Common stock grant			100,000	10			(10)					—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Acquisition of subsidiary noncontrolling interest							(6,000,000)					(6,000,000)
Net income attributable to noncontrolling interest											9,085	9,085
Net loss								(14,488,293)				(14,488,293)
Balance, September 30, 2021	3,698,318	$370	8,797,883	$881	7,654,506	$766	$238,708,111	$(114,056,757)	$(632,729)	$—	$109,085	$124,129,727

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2019 (audited)	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							213,585					213,585
Share based compensation - common stock							31,250					31,250
Shares issued to directors			7,805	1			(1)					—
Dividends on preferred stock								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(52,854)	(52,854)
Net loss								(10,453,108)				(10,453,108)
Balance, March 31, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$87,854,864	$(44,123,009)	$(632,729)	$36,350,000	$334,809	$79,785,303
Share based compensation - stock options							198,023					198,023
Share based compensation - common stock							31,250					31,250
Dividends on preferred stock								(974,272)				(974,272)
Net loss attributable to noncontrolling interest											(43,889)	(43,889)
Net loss								(9,035,855)				(9,035,855)
Balance, June 30, 2020	1,599,002	$160	4,267,725	$426	7,813,938	$782	$88,084,137	$(54,133,136)	$(632,729)	$36,350,000	$290,920	$69,960,560
Share based compensation - stock options							230,123					230,123
Share based compensation - common stock							116,650					116,650
Stock options exercised			10,000	1			74,999					75,000
Shares issued to directors			6,470	1			(1)					—
Common stock grant			10,000	1			(1)					—
Issuance of common stock			625,000	63			4,999,937					5,000,000
Issuance of preferred stock, net	133,137	13					2,992,774					2,992,787
Dividends on preferred stock								(1,017,691)				(1,017,691)
Net loss attributable to noncontrolling interest											(73,135)	(73,135)
Net loss								(12,032,009)				(12,032,009)
Balance, September 30, 2020	1,732,139	$173	4,919,195	$492	7,813,938	$782	$96,498,618	$(67,182,836)	$(632,729)	$36,350,000	$217,785	$65,252,285

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(30,244,997)	$(31,690,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,937,919	820,881
Programming amortization	4,725,242	216,486
Film library amortization	23,831,464	16,781,685
Amortization of deferred financing costs	354,048	65,905
Amortization and depreciation of intangibles, property and equipment	5,264,353	15,661,774
Bad debt and video return expense	2,156,308	4,072,785
Realized losses on marketable securities	—	183,815
Loss on debt extinguishment	—	169,219
Other non-operating income	—	(5,530,650)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,372,707)	5,816,310
Prepaid expenses and other assets	(653,453)	(2,691,799)
Programming costs and rights	(4,384,305)	(5,805,317)
Film library	(48,442,642)	(20,409,732)
Accounts payable, accrued expenses and other payables	2,542,629	(7,000,310)
Film library acquisition and programming obligations	13,079,601	6,093,737
Accrued participation costs	10,328,843	7,827,587
Other liabilities	1,211,058	1,607,442
Net cash used in operating activities	(23,666,639)	(13,811,032)
Cash flows from Investing Activities:
Expenditures for property and equipment	(1,083,738)	(2,811,225)
Sales of marketable securities	—	640,510
Business combination	(1,143,518)	—
Acquisition of noncontrolling interests	(6,000,000)
Decrease in due from affiliated companies, net	6,239,035	1,561,108
Net cash used in investing activities	(1,988,221)	(609,607)
Cash flows from Financing Activities:
Repayments of commercial loan	—	(15,200,000)
Repayments of revolving credit facility	(2,500,000)	(2,500,000)
Repayment of film acquisition advance	(2,417,602)	—
Repayment of revolving loan	(687,232)	—
Payment of contingent consideration	(8,085,051)	—
Proceeds from 9.50% notes due 2025, net	—	20,995,000
Proceeds from film acquisition advance	—	8,820,000
Proceeds from issuance of Class A common stock	95,310,813	5,000,000
Proceeds from issuance of Series A preferred stock, net	—	2,992,787
Proceeds from exercise of stock options and warrants	2,684,356	75,000
Dividends paid to preferred stockholders	(6,435,195)	(2,966,235)
Net cash provided by financing activities	77,870,089	17,216,552
Net increase in cash and cash equivalents	52,215,229	2,795,913
Cash and cash equivalents at beginning of period	14,732,726	6,447,402
Cash and cash equivalents at end of the period	$66,947,955	$9,243,315
Supplemental data:
Cash paid for interest	$3,601,199	$977,925
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$163,606	$2,400,000
Non-cash financing activities:
Preferred stock issued for Crackle Plus acquisition	$40,000,000	$—

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

Total licensing revenues, including licensing revenues related to VOD and streaming, were approximately $14,100,000 and $9,800,000 for the three months ended September 30, 2021 and 2020, respectively, and $36,900,000 and $17,800,000 for the nine months ended September 30, 2021 and 2020, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company adopted ASU-2020-04 in the second quarter of 2021 on a prospective basis and will apply this guidance as contracts are modified through December 2022. The adoption did not have an immediate direct impact on our financial statements. We do not expect there to be a material impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2021 as recently deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $14,400,000, respectively, as of September 30, 2021. The Company does not expect adoption to have any material impact on its results from operations and financial condition.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired assumed at the date of the acquisition was as follows:

May 21, 2021
Accounts receivable, net	$17,373,257
Film library	13,000,000
Intangible asset	3,600,000
Total identifiable assets acquired	33,973,257
Goodwill	19,838,743
Net assets acquired	$53,812,000

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table illustrates Sonar’s stand-alone financial performance included in the Company’s condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Net revenue	$6,233,196	$10,192,271
Net income	$2,869,905	$5,559,947

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Sonar on a pro forma basis, as though the companies had been combined as of January 1, 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2020. The pro forma financial information assumes our revolving loan was entered into as of January 1, 2020 and includes adjustments to amortization for acquired intangible assets and interest expense.

	Three Months Ended September 30,
	2021	2020
Net revenue	$29,096,855	$20,499,868
Net loss	$(16,741,678)	$(14,770,275)
Basic and diluted net loss per share	$(1.04)	$(1.18)

	Nine Months Ended September 30,
	2021	2020
Net revenue	$80,382,025	$54,508,057
Net loss	$(42,770,144)	$(39,398,998)
Basic and diluted net loss per share	$(2.92)	$(3.24)

Note 5 – Revenue Recognition

Revenue from contracts with customers is recognized as an unsatisfied performance obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control or the completion of services as we satisfy contractual performance obligations at a point in time or over time. Our contractual performance obligations include licensing of content and delivery of online advertisements on our owned and operated VOD platforms, the distribution of film content, production of episodic television series and production related services. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are valued at a fixed price at inception and can sometimes include variable consideration.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables disaggregate our revenue by source:

	Three Months Ended September 30,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$16,907,012	58%	$16,840,003	87%
Licensing and other	12,189,843	42%	2,521,748	13%
Net revenue	$29,096,855	100%	$19,361,751	100%

	Nine Months Ended September 30,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$45,884,136	62%	$37,744,391	82%
Licensing and other	28,544,495	38%	8,381,973	18%
Net revenue	$74,428,631	100%	$46,126,364	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company distributes and exhibits VOD content through the Crackle Plus network directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD or FAST channel networks.  In addition this revenue source includes revenues from third party platforms, including transactional video on demand (TVOD) sales, AVOD or FAST channel revenue share or performance based revenue, SVOD, cable tv and barter syndication generated revenues. The Company generates VOD and streaming revenues for our VOD networks in three primary ways, selling advertisers product and content integrations and sponsorships related to our productions, selling advertisers the ability to present content to our viewers, often with fewer commercials, and selling advertisers video ad inventory on our VOD networks; we also generate revenues via direct to consumer sales on TVOD platforms.

Revenue from VOD and streaming is recognized as content with integrations and sponsorships as it is delivered and ready for exploitation, content with presenters is aired, over time as advertisements are delivered and when monthly activity is reported by TVOD partners.

Licensing and other

Licensing and other revenue included in this revenue source is generated as the Company licenses movies and television series worldwide, through Screen Media Ventures, through license agreements across channels, including theatrical and home video. We own the copyright or long-term distribution rights to over 4,000 television series and feature films, representing one of the largest independently owned libraries of filmed entertainment in the world.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue from the Licensing and production of movies, television series and programs and short-form video content is recognized when or as the Company transfers control of the contracted asset to the customer.  The transfer of control is represented by the Company’s delivery of the contracted asset (or the Company otherwise makes available unconditionally) to the customer and the license period during which the customer is able to benefit from its right to access or its right to use the asset has begun.  Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied.  When payment is due from a customer more than one year before or after revenue is recognized, we consider whether the contract contains a significant financing component and if the transaction price should be adjusted for the time value of money.  We do not adjust the transaction price for amounts that are due within one year from recognizing revenue.  Given the nature of our business from time to time we engage with distributors for terms that include minimum guarantees, that may include a significant financing component, which are contractually paid over a period of time  at a variable rate of payment – based on sales and net cash collections made by the distributor to third parties. These minimum guarantees are generally collectible via royalty payments on a monthly or quarterly basis.  For the three and nine months ended September 30, 2021, the Company entered into minimum guarantees related to distributor licenses and the sale of film rights, of approximately $4,636,000 and $13,689,000, respectively.

For all customer contracts, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, acquired distribution rights for films , the sub-licensing of acquired distribution rights and advertising placed on CSSE properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our vendors is recorded as a cost of revenue). The Company is the principal because we control the  asset or contractual distribution right before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the asset, being primary obligor to our customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where we do not own the asset in the form of content or ad inventory.

In the ordinary course of business and as part of its content acquisition strategy, the Company will acquire a film or the worldwide rights to distribute a film, to improve its overall film library offering and generate attractive risk adjusted film returns.  The Company will sometimes look to sub-license rights to distributors when it is attractive to do so in order to reduce the risk associated with the acquisition of rights. During the three and nine months ended September 30, 2021, the Company relicensed a subset of acquired film rights for approximately $6,220,000 and $6,537,000, respectively.

No impairment losses have arisen from any Company contracts with customers during the nine months ended September 30, 2021 and 2020.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract balances

Contract balances include the following:

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$23,853,029	$14,588,684
Contract assets (included in accounts receivable)	24,412,421	11,408,263
Total accounts receivable, net	$48,265,450	$25,996,947

Deferred revenue (included in other liabilities)	$1,165,044	$590,624

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

Contract receivables are recognized in the period the Company performs the agreed upon performance obligations and the Company’s right to consideration becomes unconditional. Payment terms vary by the type and location of our customer and the goods or services provided.  The term between invoicing and when payment is due not generally significant, but can extend from 1 - 5 years where a significant financing component exists with a minimum guarantee.

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of our business from time to time we engage with distributors for terms that include minimum guarantees, that may include a significant financing component, which are contractually paid over a period of time at a variable rate of payment – based on sales and net cash collections made by the distributor from third parties. These minimum guarantees are generally collectible via royalty payments on a monthly or quarterly basis over the term of the contractual arrangement.

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the nine months ended September 30, 2021.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to 2,500,000 common stock equivalents subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognizes stock options granted under the Plan at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2021 and 2020, the Company recognized $1,016,981 and $230,123, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized $1,418,169 and $641,731, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900
Granted	633,265	20.67
Forfeited	(6,250)	9.51
Exercised (a)	(415,276)	7.34
Expired	—	—
Outstanding at September 30, 2021	1,342,989	$14.28	3.30	$11,538,897

Vested and exercisable at September 30, 2021	670,832	$9.55	2.08	$8,933,971

(a) ) During the nine months ended September 30, 2021, 100,000 stock options were exercised and converted to 77,415 shares of Class A Common Stock via the cashless exercise option.

As of September 30, 2021 the Company had unrecognized pre-tax compensation expense of $6,949,698 related to non-vested stock options under the Plan of which $793,922, $2,683,439, $2,493,447 and $978,890 and will be recognized in 2021, 2022, 2023 and 2024, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2021	2020
Expected dividend yield	0.0%	0.0%
Expected equity volatility	60.7%	56.1%
Expected term (years)	5	5
Risk-free interest rate	1.40%	2.20%
Exercise price per stock option	$14.28	$7.76
Market price per share	$14.13	$7.32
Weighted average fair value per stock option	$7.48	$3.54

The risk-free rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended September 30, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $2,457,250 and $116,650, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $2,519,750 and $179,150, respectively.

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

Basic and diluted loss per share are computed as follows:

	Three Months Ended September 30,
	2021	2020
Net loss available to common stockholders	$(16,741,678)	$(13,049,700)

Basic weighted-average common shares outstanding	16,145,808	12,508,643
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	16,145,808	12,508,643

Basic and diluted loss per share	$(1.04)	$(1.04)

Anti-dilutive stock options and warrants	3,701,061	942,336

	Nine Months Ended September 30,
	2021	2020
Net loss available to common stockholders	$(37,014,237)	$(34,487,207)

Basic weighted-average common shares outstanding	14,622,787	12,174,779
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	14,622,787	12,174,779

Basic and diluted loss per share	$(2.53)	$(2.83)

Anti-dilutive stock options and warrants	3,785,734	344,419

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Programming Costs

Programming costs and rights, consists of the following:

	September 30,	December 31,
	2021	2020
Programming costs released	$25,664,464	$22,986,486
In production	—	—
In development	6,345,496	4,639,169
Accumulated amortization (a)	(16,973,453)	(12,298,648)
Programming costs, net	15,036,507	15,327,007

Programming rights	1,209,362	1,209,362
Accumulated amortization	(805,623)	(755,186)
Programming rights, net	403,739	454,176

Programming costs and rights, net	$15,440,246	$15,781,183

(a)    As of September 30, 2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $2,213,032, respectively.

Programming costs consists primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and direct production overhead costs.

Costs to create episodic programming are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenues expected to be recognized from various forms of exploitation.

Programming rights consists of licenses to various titles which the company makes available for streaming on Crackle for an agreed upon license period.

Amortization of programming costs related to episodic television programs and programming rights related to licensed content is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Programming costs	$1,756,901	$11,667	$4,674,805	$75,418
Programming rights	24,346	39,426	50,437	141,068
Total programming amortization expense	$1,781,247	$51,093	$4,725,242	$216,486

During the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment related to programming costs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Film Library

Film library costs, net of amortization, consists of the following:

	September 30,	December 31,
	2021	2020
Film library acquisition costs	$139,772,736	$78,330,094
Accumulated amortization (a)	(66,922,423)	(43,090,959)
Net film library costs	$72,850,313	$35,239,135

(a) As of September 30, 2021 and December 31, 2020, accumulated amortization includes impairment expense of $0 and $1,760,846, respectively.

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition and accrued participation costs. Costs related to film distribution rights are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenue expected to be recognized from various forms of exploitation.

Amortization of film library costs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Film library amortization expense	$10,087,539	$7,981,212	$23,831,464	$16,781,685

Note 10 - Intangible Assets

Indefinite lived intangible assets, consists of the following:

	September 30,	December 31,
	2021	2020
Intangible asset - video content license	$5,000,000	$5,000,000
Popcornflix film rights and other assets	7,163,943	7,163,943
Total	$12,163,943	$12,163,943

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2021:
Acquired customer base	$2,290,241	$1,431,401	$858,840
Non-compete agreement	530,169	530,169	—
Website development	389,266	356,826	32,440
Crackle Plus content rights	1,708,270	1,352,380	355,890
Crackle brand value	18,807,004	6,380,948	12,426,056
Crackle Plus partner agreements	4,005,714	1,902,714	2,103,000
Distribution Network	3,600,000	400,000	3,200,000
Total	$31,330,664	$12,354,438	$18,976,226

December 31, 2020:
Acquired customer base	$2,290,241	$1,087,865	$1,202,376
Non-compete agreement	530,169	419,717	110,452
Website development	389,266	259,510	129,756
Crackle Plus content rights	1,708,270	925,313	782,957
Crackle brand value	18,807,004	4,365,912	14,441,092
Crackle Plus partner agreements	4,005,714	1,301,857	2,703,857
Total	$27,730,664	$8,360,174	$19,370,490

Amortization expense was $1,483,361 and $4,517,115 for the three months ended September 30, 2021 and 2020, respectively, and $3,994,264 and $14,876,009 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 amortization expense for the next 5 years is expected be:

Remainder of 2021	$1,461,272
2022	5,359,440
2023	4,974,138
2024	3,487,143
2025	2,686,715
Thereafter	1,007,518
Total	$18,976,226

Goodwill consists of the following:

	September 30,	December 31,
	2021	2020
Goodwill: Pivotshare	$1,300,319	$1,300,319
Goodwill: A Plus	1,236,760	1,236,760
Goodwill: Crackle Plus	18,911,027	18,911,027
Goodwill: Sonar	19,838,743	—
Total	$41,286,849	$21,448,106

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There was no impairment recorded related to goodwill and intangible assets in the three and nine months ended September 30, 2021 and 2020, respectively.

Note 11 – Debt

Long-term debt for the periods presented was as follows:

	September 30,	December 31,
	2021	2020
Notes due 2025	$32,895,900	$32,895,900
Revolving Credit Facility	—	2,500,000
Revolving Loan	17,585,699	—
Film Acquisition Advance	6,241,534	8,659,136
Total debt	56,723,133	44,055,036
Less: debt issuance costs	1,501,768	1,798,433
Less: current portion	—	2,500,000
Total long-term debt	$55,221,365	$39,756,603

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

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. The Company is in compliance with all covenants as of September 30, 2021.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. For the nine months ended September 30, 2021, the Company repaid $2,579,434 of the principal outstanding under the Film Acquisition Advance.

Revolving Credit Facility

On October 11, 2019, the Company created a majority owned subsidiary Landmark Studio Group. Through Landmark Studio Group, the Company entered into a Revolving Credit Facility (“Revolving Credit Facility”) with Cole Investments VII, LLC. The Revolving Credit Facility consisted of a line of credit in the amount of $5,000,000 and with interest at 8% per annum.

On July 23, 2020, the Company repaid $2,500,000 of the principal outstanding under the Revolving Credit Facility. The outstanding principal was repayable in full on October 11, 2021.

On March 3, 2021, the Company repaid the remaining outstanding principal of $2,500,000 and terminated the Revolving Credit Facility.

As of September 30, 2021, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2021	$—
2022	6,241,534
2023	—
2024	17,585,699
2025	32,895,900
$56,723,133

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

As of September 30, 2021, the 5% interest in CSS AVOD, Inc consists of the following,

September 30,
2021
Put Option Obligation	$11,400,000
Noncontrolling Interests	109,085
Total	$11,509,085

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current provision:
States	$30,000	$26,000	$59,000	$93,000
Total current provision	$30,000	$26,000	$59,000	$93,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$13,362,000	$10,428,000
Acquisition-related costs	550,000	723,000
Film library and other intangibles	15,302,000	11,968,000
Other	128,000	39,000
Less: valuation allowance	(27,195,000)	(20,003,000)
Total deferred tax assets	2,147,000	3,155,000
Deferred tax liabilities:
Programming costs	1,747,000	2,715,000
Other assets	400,000	440,000
Total deferred tax liabilities	2,147,000	3,155,000
Net deferred tax asset	$—	$—

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company and its subsidiaries have combined net operating losses of approximately $49,627,000, $10,843,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $38,784,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $3,307,000 and $2,920,000 during the three months ended September 30, 2021 and 2020, respectively. The deferred tax asset valuation allowance increased by $7,192,000 and $7,323,000 during the nine months ended September 30, 2021 and 2020, respectively.

Note 14 – Related Party Transactions

At September 30, 2021 and December 31, 2020, the Company had an intercompany payable and receivable, respectively,  with affiliated companies - primarily CSS.

	September 30,	December 31,
	2021	2020
Due to affiliated companies	$590,383	$—
Due from affiliated companies	—	5,648,652
Total due to/due from affiliated companies	$590,383	$5,648,652

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Advances and repayments occur periodically. The Company and CSS do not charge interest on the net advances.

For the three months ended September 30, 2021 and 2020, the Company recorded management and license fees of $2,909,686 and $1,936,175, respectively, and $7,442,863 and $4,612,636 for the nine months ended September 30, 2021 and 2020, respectively, payable to CSS.

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

Rent expense related to these leases was $506,033 and $399,711 for the three months ended September 30, 2021 and 2020, respectively, and $1,505,455 and $1,314,019 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company had $49,257,973 of content obligations, comprised of $24,752,229 in film library acquisition obligations, $1,641,250 of programming obligations and $22,864,494 of accrued participation costs.

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

Future minimum payments under non-cancelable operating leases and content agreements as of September 30, 2021 were as follows:

Remainder of 2021	$1,367,884
2022	16,674,647
2023	4,387,187
2024	1,287,430
2025	1,313,178
2026 - 2031	8,052,953
Total minimum lease and content payments	$33,083,279

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 – Stockholders’ Equity

Underwritten Public Common Stock Offering

On July 7, 2021, the Company completed an underwritten public offering of 1,875,000 shares of common stock at a price $40.00 per common share, generating net proceeds of $70,500,000.

Landmark Noncontrolling Interest

On September 8, 2021, the Company purchased an additional 25,000 units of common equity in Landmark Studio Group from Cole investments VII, LLC for $6,000,000. The purchase increases the Company’s ownership in Landmark Studio Group from 53.5% to 78.5%.

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

Warrants

Warrant activity as of September 30, 2021 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2020	Exercised (a)	at September 30, 2021	Price	Term (Yrs.)
Class W	622,622	(95,410)	527,212	$7.50	2.00
Class Z	180,618	(57,173)	123,445	12.00	3.00
CSSE Class I	800,000	—	800,000	8.13	2.87
CSSE Class II	1,200,000	—	1,200,000	9.67	2.87
CSSE Class III-A	380,000	—	380,000	11.61	2.87
CSSE Class III-B	1,620,000	—	1,620,000	11.61	2.87
Total	4,803,240	(152,583)	4,650,657	$10.06	2.52

(a) During the nine months ended September 30, 2021 116,058 warrants were exercised and converted into 82,752 shares of Class A Common Stock via the cashless exercise option.

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

Net revenue generated in the United States accounted for approximately 82% and 99% of total net revenue for the three  months ended September 30, 2021 and 2020, respectively, and 91% and 99% for the nine months ended September 30, 2021 and 2020, respectively. Remaining net revenue was generated in the rest of the world. Long-lived assets are 100% based in the United States.

Note 18 – Subsequent Events

Management has evaluated events occurring between the end of the period, September 30, 2021 and November 8, 2021 and noted no subsequent events requiring financial statement disclosure.

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

Crackle Plus is comprised of unique networks, each delivering popular and original premium content focused on different themes such as family, kids, horror and comedy. Crackle Plus brands include Crackle, among the most watched ad-supported independent VOD networks, Popcornflix, Popcornflix Kids, Truli, Pivotshare, Españolflix and FrightPix. As of September 30, 2021, Crackle Plus served more than 32 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors viewed content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Brothers and more than 100 other production and distribution companies. For the period ended September 30, 2021, viewers of Crackle Plus networks have access to approximately 6,200 films and 33,000 episodes of licensed or company-owned original or exclusive programming.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 9,000 feature films and 34,000 episodes of television programming. Screen Media also acquires between approximately 10 and 20 new films each year. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow.

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

For the three months ended September 30, 2021 and 2020, our net revenue was approximately $29.1 million and $19.4 million, respectively, and $74.4 million and $46.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Our Adjusted EBITDA for the three months ended September 30, 2021 and 2020 was $4.9 million and $4.2 million, respectively, and $12.6 million and $8.9 million  for the nine months ended September 30, 2021 and 2020, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash and non-recurring expenses recognized during the three and nine months September 30, 2021 and 2020, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of the amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended September 30,
	2021	2020

Net loss available to common stockholders	$(16,741,678)	$(13,049,700)
Preferred dividends	2,253,385	1,017,691
Provision for income taxes	30,000	26,000
Other taxes	62,279	97,466
Interest expense(a)	1,304,952	659,803
Film library and program rights amortization(b)	10,111,885	8,020,638
Share-based compensation expense(c)	3,474,231	346,773
Reserve for bad debt and video returns	554,259	1,538,449
Amortization and depreciation(e)	1,921,982	4,960,074
Other non-operating income, net(f)	(101,898)	(43,445)
Loss on extinguishment of debt	—	169,219
Transitional expenses(g)	213,813	—
All other nonrecurring costs(h)	1,775,232	472,322
Adjusted EBITDA	$4,858,442	$4,215,290

	Nine Months Ended September 30,
	2021	2020
Net loss available to common stockholders	$(37,014,237)	$(34,487,207)
Preferred dividends	6,760,155	2,966,235
Provision for income taxes	59,000	93,000
Other Taxes	250,626	202,117
Interest expense(a)	3,533,940	1,322,831
Film library and program rights amortization(b)	23,881,901	16,922,753
Share-based compensation expense(c)	3,937,919	820,881
Acquisition-related costs(d)	—	98,926
Reserve for bad debt & video returns	2,156,308	4,072,785
Amortization and depreciation(e)	5,264,353	15,661,774
Other non-operating income, net(f)	(247,037)	(4,381,292)
Loss on extinguishment of debt	—	169,219
Transitional expenses(g)	405,867	4,353,345
All other nonrecurring costs(h)	3,583,130	1,128,662
Adjusted EBITDA	$12,571,925	$8,944,029

(a)	Includes amortization of deferred financing costs of $141,925 and $45,599 for the three months ended September 30, 2021 and 2020, respectively, and $354,048 and $65,905 for the nine months ended September 30, 2021 and 2020, respectively.
(b)	Represents amortization of our film library, which include cash and non-cash amortization of our film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors and consultants.
(d)	Represents aggregate transaction-related costs, including legal fees, accounting fees, investment advisory fees and various consulting fees.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(f)	Other non-operating income is primarily comprised of interest income earned on cash deposits. and other non operating income including settlements and contract cancellation fees.
(g)	Represents transitional related expenses primarily associated with the Sonar & Crackle Plus business combinations and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.
(h)	Includes legal, consulting, accounting and other non recurring operating expenses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

The following table presents revenue by revenue source for the three months ended September 30, 2021 and 2020 and for the period-over-period dollar and percentage changes:

	Three Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$16,907,012	58%	$16,840,003	87%	$67,009	0%
Licensing and other	12,189,843	42%	2,521,748	13%	9,668,095	383%
Net revenue	$29,096,855	100%	$19,361,751	100%	$9,735,104	50%

Our net revenue increased by $9.7 million for the three months ended September 30, 2021, compared to 2020.  On May 21, 2021, we completed the acquisition of the principal assets of Sonar Entertainment, Inc. (“Sonar”).  The Sonar acquisition contributed $6.2 million or 64% of the revenue increase in the three months ended September 30, 2021 compared to 2020.

VOD and streaming revenue increased $0.1 million for the three months ended September 30, 2021, compared to 2020. VOD and streaming revenues increased $3.7 million with $2.0 million due to the Sonar acquisition and $1.7 million  related to increases in Crackle direct and Ad Rep Partners revenue driven by growing relationships with several direct customers and Ad Rep Partners. The increase was largely offset by a $3.6 million decrease in TVOD and internet streaming revenue, primarily due to the timing and mix of current year titles compared to the prior year title mix which included The Outpost, which hit #1 on several VOD platforms during the prior period.  .

Licensing and other revenue increased $9.7 million for the three months ended September 30, 2021, compared to 2020. The increase was driven by the Sonar acquisition for $4.3 million, $3.3 million related to an increase in International territory distribution rights sales and a $2.2 million increase in content production and sublicensing revenue primarily due to executive producer fees earned on Hunters Season 2 and the sublicensing of Cordelia and Slasher Season 4.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Programming amortization	$1,781,247	6%	$51,094	0%	$1,730,153	3,386%
Film library amortization	10,087,539	35%	7,981,212	41%	2,106,327	26%
Revenue share and partner fees	4,134,780	14%	2,285,131	12%	1,849,649	81%
Distribution and platform costs	6,852,808	24%	4,523,414	23%	2,329,394	51%
Total cost of revenue	$22,856,374	79%	$14,840,851	77%	$8,015,523	54%
Gross profit	$6,240,481		$4,520,900		$1,719,581	38%
Gross profit margin	21%		23%

Our cost of revenue increased by $8.0 million for the three months ended September 30, 2021, compared to 2020. This increase was due to a $2.3 million increase in distribution and platform costs primarily related to various technology costs to support and maintain our growing Crackle Plus Platform and the sale of bundled distribution content, a $2.1 million increase in film library amortization primarily driven by licensing international distribution rights, and a $1.8 million increase in revenue share and partner fees primarily related to stronger Ad Rep sales and $1.7 million increase in programming amortization primarily related to the sublicensing of Slasher Season 4.

For the three months ended September 30, 2021, the Sonar acquisition accounted for $1.2 million or 12% of film library amortization and $1.5 million or 22% of distribution costs included in distribution and platform costs.

Operating Expenses

The following table presents operating expense line items for the three months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$15,038,299	52%	$9,301,550	48%	$5,736,749	62%
Amortization and depreciation	1,538,650	5%	4,576,742	24%	(3,038,092)	(66)%
Management and license fees	2,909,686	10%	1,936,175	10%	973,511	50%
Total operating expenses	$19,486,635	67%	$15,814,467	82%	$3,672,168	23%

Our total operating expenses were 67% of net revenue for the three months ended September 30, 2021, compared to 82% in the same period in 2020 and increased in absolute dollars by $3.7 million. Excluding amortization and depreciation expense, total operating expenses were 62% and 58% of net revenue for the three months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $5.7 million for the three months ended September 30, 2021, compared to 2020. The increase is primarily due to a $3.1 million increase in share-based compensation expense as described further below.

Amortization and depreciation expense decreased by $3.0 million for the three months ended September 30, 2021, compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

The management and license fee increased $1.0 million or 50% for the three months ended September 30, 2021, compared to 2020. The increase is due to and in line with the $9.7 million or 50% increase in net revenue for the three months ended September 30, 2021 compared to 2020.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	September 30,		Change
	2021	2020	Period over Period
Compensation expense	$6,048,343	$5,422,776	$625,567	12%
Share-based compensation	3,474,231	346,773	3,127,458	902%
Professional fees	2,366,947	815,415	1,551,532	190%
Public company expenses	181,080	142,834	38,246	27%
Bad debt expense	41,483	929,588	(888,105)	(96)%
Other operating expenses	2,926,215	1,644,164	1,282,051	78%
	$15,038,299	$9,301,550	$5,736,749	62%

Our selling, general and administrative expenses increased by $5.7 million for the three months ended September 30, 2021, compared to 2020.

Our compensation expense increased by $0.6 million for the three months ended September 30, 2021, compared to 2020. This increase is primarily due to an increase in headcount and the acquisition of Sonar.

Share-based compensation expense increased $3.1 million for the three months ended September 30, 2021, compared to 2020. This increase is primarily related to a broader issuance  of stock options granted under the 2017 Long Term Incentive Plan.

Professional fees increased by $1.6 million for the three months ended September 30, 2021, compared to 2020. This increase is primarily related to an increase in consulting, advisory and legal expenses.

Bad debt expense decreased $0.9 million for the three months ended September 30, 2021, compared to 2020 as a result of increased collection efforts in 2021 and certain aged customer balances being reserved in the prior period.

Other operating expenses increased by $1.3 million in the three months ended September 30, 2021, compared to 2020. This increase is primarily related to a $0.9 million increase in marketing expenses related to increased Crackle Plus marketing efforts.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the three months ended September 30, 2021 and 2020. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the three months ended September 30, 2021 and 2020.

Interest Expense

The following table presents interest expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
9.50% Notes due 2025	$781,278	$431,564
Revolving Loan	213,320	—
Film acquisition advance	168,429	82,918
Revolving credit facility	—	63,334
Commercial loan	—	36,388
Amortization of deferred financing costs	141,925	45,599
	$1,304,952	$659,803

Interest expense increased $0.6 million for the three months ended September 30, 2021, compared to 2020. The increase is primarily related to a higher average outstanding debt balance during 2021 as compared to 2020.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the three months ended September 30, 2021 and 2020.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

The following table presents revenue line items for the nine months ended September 30, 2021 and 2020 and for the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$45,884,136	62%	$37,744,391	82%	$8,139,745	22%
Licensing and other	28,544,495	38%	8,381,973	18%	20,162,522	241%
Net revenue	$74,428,631	100%	$46,126,364	100%	$28,302,267	61%

Our net revenue increased by $28.3 million for the nine months ended September 30, 2021, compared to 2020.  The Sonar acquisition contributed $10.2 million or 36% of the increase in revenue in the nine months ended September 30, 2021 compared to 2020.

VOD and streaming revenue increased $8.1 million for the nine months ended September 30, 2021, compared to 2020. The increase was driven by $2.5 million for the Sonar acquisition, a $2.5 million increase in Crackle Direct and Ad Rep Partners revenue driven by growing relationships with several Direct customers and Ad Rep Partners, a $2.2 million increase in TVOD and internet streaming revenues primarily driven by strong performances and sales of various library titles, and $1.1 million increase related to CSSE original and exclusives streaming sponsorship integrations.

Licensing and other revenue increased $20.2 million for the nine months ended September 30, 2021, compared to 2020. The increase is related to $9.4 million in International territory distribution rights sales, $7.8 million related to the Sonar acquisition revenues and a $2.7 million increase in content production and sublicensing revenue, primarily driven by executive producer fees earned on Hunters Season 2 and the sublicensing of Cordelia and Slasher Season 4.

Cost of Revenue

The following table presents cost of revenue line items for the nine months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Programming amortization	$4,725,242	6%	$216,487	1%	$4,508,755	2,083%
Film library amortization	23,831,464	32%	16,781,685	36%	7,049,779	42%
Revenue share and partner fees	9,465,409	13%	6,495,468	14%	2,969,941	46%
Distribution and platform costs	16,510,912	22%	14,191,146	31%	2,319,766	16%
Total cost of revenue	$54,533,027	73%	$37,684,786	82%	$16,848,241	45%
Gross profit	$19,895,604		$8,441,578
Gross profit margin	27%		18%

Our cost of revenue increased by $16.8 million for the nine months ended September 30, 2021, compared to 2020. This increase was primarily due to a combined $11.6 million increase in film library and programming amortization as a result of the $20.2 million increase in licensing and other revenue, a $3.0 million increase in revenue share and partner fees primarily related to stronger Ad Rep Partner sales and a $2.3 million increase in distribution and platform costs primarily related to various technology costs to support and maintain our growing Crackle Plus Platform and the sale of bundled distribution content.

For the nine months ended September 30, 2021, the Sonar acquisition accounted for $2.1 million or 9% of film library amortization and $1.5 million or 9% of distribution costs included in distribution and platform costs.

Operating Expenses

The following table presents operating expense line items for the nine months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$35,237,480	47%	$23,194,223	50%	$12,043,257	52%
Amortization and depreciation	4,114,355	6%	15,022,885	33%	(10,908,530)	(73)%
Management and license fees	7,442,863	10%	4,612,636	10%	2,830,227	61%
Total operating expenses	$46,794,698	63%	$42,829,744	93%	$3,964,954	9%

Our total operating expenses were 63% of net revenue for the nine months ended September 30, 2021, compared to 93% in the same period in 2020 and increased in absolute dollars by $4.0 million. Excluding amortization and depreciation, operating expenses were 57% and 60% of net revenue for the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $12.0 million for the nine months ended September 30, 2021, compared to 2020. The increase is primarily due to a $7.3 million increase in employee compensation expense.

Amortization and depreciation expense decreased by $10.9 million for the nine months ended September 30, 2021, compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

The management and license fee increased $2.8 million or 61% for the nine months ended September 30, 2021, compared to 2020. The increase is due to and in line with the $28.3 million or 61% increase in net revenue for the nine months ended September 30, 2021 compared to 2020.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2021 and 2020 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended
	September 30,		Change
	2021	2020	Period over Period
Compensation expense	$16,853,398	$12,695,703	$4,157,695	33%
Share-based compensation	3,937,919	820,881	3,117,038	380%
Professional fees	5,035,223	2,513,449	2,521,774	100%
Public company expenses	870,065	432,170	437,895	101%
Bad debt expense	617,614	2,211,389	(1,593,775)	(72)%
Other operating expenses	7,923,261	4,520,631	3,402,630	75%
	$35,237,480	$23,194,223	$12,043,257	52%

Our selling, general and administrative expenses increased by $12.0 million for the nine months ended September 30, 2021 compared to 2020.

Our compensation expense increased by $4.2 million for the nine months ended September 30, 2021, compared to 2020. This increase is primarily due to a 93% increase in headcount as a result of the continued growth of the Company and a different accrual pattern for bonuses in 2021, given the impact of the COVID pandemic on our expected performance during 2020.

Share-based compensation expense increased $3.1 million for the nine months ended September 30, 2021, compared to 2020. This increase is primarily related to a broader issuance  of stock options granted under the 2017 Long Term Incentive Plan.

Professional fees increased by $2.5 million for the nine months ended September 30, 2021, compared to 2020. This increase is primarily related to an increase in consulting, advisory and legal expenses.

Public company expenses increased $0.4 million for the nine months ended September 30, 2021, compared to 2020. This increase is primarily related to various fees in connection with our recent financing activities.

Bad debt expense decreased $1.6 million for the nine months ended September 30, 2021, compared to 2020 as a result of increased collection efforts in 2021 and certain aged customer balances being reserved in the prior period.

Other operating expenses increased by $3.4 million for the nine months ended September 30, 2021, compared to 2020. This increase is primarily related to a $2.8 million increase in marketing expenses related to increased Crackle Plus marketing efforts.

Management and License Fees

We incurred management fees to CSS equal to 5% of total net revenue reported for the nine months ended September 30, 2021 and 2020. We also incurred license fees to CSS for use of the brand equal to 5% of total net revenue reported for the nine months ended September 30 2021 and 2020.

Interest Expense

The following table presents interest expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
9.50% Notes due 2025	$2,312,113	$431,564
Revolving loan	312,172	—
Film acquisition advance	505,052	82,918
Revolving credit facility	50,555	265,556
Commercial loan	—	476,888
Amortization of deferred financing costs	354,048	65,905
	$3,533,940	$1,322,831

Interest expense increased $2.2 million for the nine months ended September 30, 2021, compared to 2020. The increase is primarily related to a higher average outstanding debt balance during 2021 as compared to 2020.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.

Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures for the nine months ended September 30, 2021 and 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of September 30, 2021, we had cash and cash equivalents of $66.9 million. Our total debt principal outstanding was $56.7 million as of September 30, 2021, of which $32.9 million is comprised of outstanding principal under our 9.50% Notes due 2025.

Debt, net of debt issuance costs, increased $13.0 million primarily due to drawing on the Revolving Loan, offset by the repayment of the outstanding principal under the Revolving Credit Facility and partial repayment of the Film Acquisition Advance. The amount of principal and interest due in the next twelve months is approximately $3.2 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

On July 7, 2021, the Company completed an underwritten public offering of 1,875,000 shares of common stock at a price $40.00 per common share, generating gross proceeds of $75.0 million and net proceeds of $70.5 million.

On January 20, 2021, the Company completed a private placement sale of 1,022,727 shares of common stock at a price $22.00 per common share, generating gross proceeds of $22.5 million and net proceeds of $21.4 million.

During the nine months ended September 30, 2021, the Company completed the sale of an aggregate of 126,000 shares of Class A Common Stock, for net proceeds of $3.4 million, pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January through September 2021. Total dividends declared during the nine months ended September 30, 2021 and 2020 was $6.8 million and $3.0 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $66.9 million as of September 30, 2021 and $14.7 million as of December 31, 2020.

Cash flow information for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash (used in) provided by:
Operating activities	$(23,666,639)	$(13,811,032)
Investing activities	(1,988,221)	(609,607)
Financing activities	77,870,089	17,216,552
Net increase in cash and cash equivalents	$52,215,229	$2,795,913

Operating Activities

Net cash used in operating activities was $23.7 and $13.8 million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in cash used in operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 was primarily due to a $9.3 million decrease in net loss adjusted for the exclusion of non-cash items and a $19.1 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $10.0 million for the nine months ended September 30, 2021 as compared to a net loss adjusted for the exclusion of non-cash items of $0.8 million for the nine months ended September 30, 2020. The decrease in the net loss adjusted for non-cash items was primarily due to a $7.8 million increase in net non-cash items driven by the amortization of content assets and a $1.4 million decrease in net loss.

The effect of changes in operating assets and liabilities was a decrease of $33.7 million for the nine months ended September 30, 2021 compared to a decrease of $14.6 million for the nine months ended September 30, 2020. The most significant drivers contributing to this decrease relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable increased $7.3 million during the nine months ended September 30, 2021 as compared to a decrease of $5.8 million during the nine months ended September 30, 2020.
●	Changes in the film library asset primarily due to increased premium content investment in our film library. The film library asset increased $48.4 million for the nine months ended September 30, 2021 compared to a $20.4 million increase for the nine months ended September 30, 2020.
●	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs increased $10.3 million during the nine months ended September 30, 2021 compared to a $7.8 million increase during the nine months ended September 30, 2020.

●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our film library content. Film library acquisition and programming obligations increased $13.1 million for the nine months ended September 30, 2021 compared to a $6.1 million increase for the nine months ended September 30, 2020.

Investing Activities

For the nine months ended September 30, 2021, our investing activities used net cash totaling $2.0 million. This increase resulted from the Company purchasing an additional 25,000 units of common equity in Landmark Studio Group for $6.0 million, $1.1 million in cash used in connection with the Sonar Entertainment acquisition and $1.1 million in cash used for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations. The cash used in investing activities was offset by a $6.2 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis

For the nine months ended September 30, 2020, our investing activities used net cash totaling $0.6 million. This resulted primarily from $2.8 million in cash used for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations, offset by $0.6 million in cash provided by the sale of marketable securities and a $1.6 million decrease in our due-from affiliated companies’ balance.

Financing Activities

For the nine months ended September 30, 2021, our financing activities provided net cash totaling $77.9 million. This increase was primarily due to the $70.5 million in net proceeds related to the July 2021 public common stock offering,  $21.4 million in net proceeds related to the January 2021 common stock private placement, $3.4 million in net proceeds from the at-the-market common stock offerings during the period, $2.7 million in proceeds from the exercise of stock options and warrants, offset by a $8.1 million payment of contingent consideration related to the Sonar acquisition, a $6.4 million payment of dividends to preferred stockholders, the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC, a $2.4 million payment on our film acquisition advance and a $0.7 million payment on our Revolving Loan. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and decreasing future interest payments.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, September 30, 2021, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 8, 2021	(Principal Executive Officer)