Form 10-K
period 2021-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-03-31
CIK 1679063

Director*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2021, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $277.4 million.

The number of shares of Common Stock outstanding as of March 30, 2022 totaled 15,368,498 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	7,713,992
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2022 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

●	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;

●	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;

●	“CSS Holdings” means Chicken Soup for the Soul Holdings, LLC, the parent company of CSS and our ultimate parent company;

●	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;

●	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE;

●	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE;

●	“Crackle Plus” means Crackle Plus, LLC, a wholly owned subsidiary of CSSE which was originally formed by CSSE and CPE Holdings, Inc. (an affiliate of Sony Pictures Television Inc.);

●	“Landmark Studio Group” means Landmark Studio Group, a majority owned subsidiary of CSSE;

●	“Halcyon Television” means Halcyon Television, LLC, a wholly owned subsidiarity of CSSE;

●	“CSS AVOD” means CSS AVOD Inc., a majority owned subsidiary of CSSE; and

●	“1091 Pictures” means TOFG, LLC, a wholly owned subsidiary of Screen Media Ventures, LLC.

ITEM 1. Business

Overview of our Business

Chicken Soup for the Soul Entertainment, Inc. is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported VOD streaming services (AVOD) and free ad-supported television linear channels (FAST), as well as Screen Media, Halcyon Television, the newly formed Chicken Soup for the Soul Television Group, and a number of affiliates that collectively enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, all in support of our streaming services.

Crackle Plus is comprised of unique curated streaming services, each delivering popular and original premium content focused on specific themes such as drama, comedy, horror, paranormal, documentaries, and sports. Through our recently launched Chicken Soup for the Soul streaming service, we offer lifestyle, family and kids content. Our Crackle Plus portfolio of streaming services are branded and includes Crackle (among the most watched ad-supported independent VOD streaming services), Chicken Soup for the Soul, Popcornflix, Popcornflix Kids, Truli, Españolflix and FrightPix. As of December 31, 2021, Crackle Plus served more than 40 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors viewed content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount Global, Fox, Warner Media and more than 100 other production and distribution companies, as well as through our media partners. Crackle Plus networks have access to approximately 14,500 films and 24,000 television episodes of licensed or company-owned original or exclusive programming. The acquisition of 1091 Pictures in March of 2022, added approximately 4,000 films and episodes of licensed content as well as established FAST and AVOD channels in genre specific verticals with approximately 1 billion yearly ad-impressions.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 20,000 films and television episodes. Screen Media also acquires between approximately 10 and 20 new feature films each year and a few hundred genre titles. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow. Our Halcyon Television subsidiary manages the extensive film and television library we acquired from Sonar Entertainment in 2021. This library is distributed by Screen Media and contains more than 1,000 titles, and 4,000 hours of programming, ranging from classics, including The Little Rascals, Laurel & Hardy and Blondie (produced by Hal Roach Studios), to acclaimed epic event mini-series such as Lonesome Dove and Dinotopia. Our Halcyon library titles have received 446 Emmy Award nominations, 105 Emmy Awards and 15 Golden Globe Awards. In March of 2022, Screen Media acquired 1091 Pictures that provides a diverse library of approximately 4,000 movies and television series.

Chicken Soup for the Soul Television Group, which was formed in the fourth quarter of 2021, houses our film and television production activities and produces or co-produces original content for Crackle Plus as well as content for other third-party networks. This group’s production efforts are conducted through a number of affiliates, including Landmark Studio Group, Chicken Soup for the Soul Studios, APLUS.com, the recently acquired Locomotive Global Inc., and Halcyon Studios, which was formed in connection with our acquisition of the assets of Sonar Entertainment. Halcyon Studios develops, produces, finances and distributes high-caliber content for our company for all platforms across a broad spectrum in the U.S. and internationally, including shows such as Hunters (Amazon Prime) and Mysterious Benedict Society (Disney+).

Collectively, Screen Media and Chicken Soup for the Soul Television Group enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, in support of our streaming services. We believe that we are the only independent, AVOD business with the proven capability to acquire, create and distribute original programming, and that we have one of the largest libraries of company-owned and third-party content in the AVOD industry. We believe this differentiation is important as consumers materially shift their viewing habits from network-scheduled viewing to individual, personal on-demand viewing in response to the ever-growing availability of high-speed content delivery across devices.

According to industry projections, the U.S. market for AVOD network revenue is expected to increase from $26.6 billion in 2020 to $53.5 billion in 2025.  At the same time, advertising spending on traditional linear television networks is expected to decline as more viewers transition from pay television subscriptions to online video viewing. For these reasons, interest in the AVOD business model is increasing, evidenced by traditional linear network operators increasingly seeking to acquire or launch AVOD networks to maintain access to viewers making this transition. We believe AVOD networks will continue to grow rapidly, particularly as consumers seek affordable programming alternatives to multiple SVOD offerings.

Since our inception in January 2015, our business has grown rapidly. For the full year 2021, our net revenue was $110.4 million, as compared to the full year 2020 net revenue of $66.4 million. Our 2021 Adjusted EBITDA was approximately, $21.8 million, as compared to 2020 Adjusted EBITDA of $11.8 million. We had net losses of approximately $59.4 million in 2021, as compared to net losses of $44.6 million in 2020. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. See “Item 7. Management’s Discussion and Analysis of Financial Condition” and “Item 8. Financial Statements” for more information.

Our Strategy

We believe our company is in a differentiated position within the growing and evolving AVOD industry. We identified the trends favoring growth of AVOD streaming services in 2015 and began building our offering in 2017, including the development of our original content production strategy. Since then, we have built a premier ad-supported streaming service that delivers utility and value to viewers and advertisers. We believe our company has the advantage of being unencumbered by the often conflicting strategic choices and priorities faced by diversified media companies that own both legacy linear television networks and VOD streaming services intended to compete with legacy networks. We are singularly focused on building leading VOD streaming services that feature a range of mass-appeal and thematic content, with a focus on original and exclusive content, and which employ innovative user platforms and data analytics to deliver more personalized viewing experiences and more engaging advertising. We are executing on our strategy in three ways:

●	Content: Cost-effectively grow our production business, our content library asset and our ownership of content rights.

o	Original & Exclusive programming. Our focus on “originals and exclusives” content, supported by our distribution and production business, is designed to distinguish our network brands among viewers. We are able to add to our existing broad base of content without the significant capital outlay of a traditional television or film studio by producing new originals at low cost through creative partnerships, such as our award-winning 2019 series Going from Broke, which will begin production of its third season in 2022.

o	Expanding production capacity. We believe we can continue to build an attractive and cost-effective content development pipeline by expanding our production capacity through acquisitions and partnerships. In May 2021, we acquired the assets of Sonar Entertainment and in October 2021, we acquired a majority stake in Locomotive Global, a content development and production services business based in India. We continue to partner with proven industry talent who, we believe, often prefer to work outside of the consolidated major studio industry, where it is increasingly difficult for this talent to control the creative process for and ownership rights in their intellectual property.

o	Content acquisition and rights ownership. Through Screen Media, we continue to acquire the rights to additional exclusive content. This strategy reduces our reliance on content licensing, which leads to lower costs of revenue and increased gross margin and provide us with wider distribution opportunities to generate additional revenue. When economically attractive, we often, from time to time, choose to sell all or a subset of rights of an individual title in our content library to generate funds to keep our overall investment in content cost effective and maximize returns to our investors.

●	Advertising: Utilize technology and data to deliver innovative advertising formats and relevant ads that engage viewers.

o	Advertiser-desired audience profile. We believe we enjoy strong relationships with leading advertisers based on our demographic reach, our sales approach and our commitment to premium content and innovative, engaging ad formats. Our networks offer advertisers a desirable target audience. The average age of our Crackle viewers is 33, compared to 58 for traditional broadcast networks, and 54 for advertising-supported cable networks. We estimate that 32% of our viewers fall in the 18-34 age demographic.

o	Diverse sales channels. We employ a diverse and targeted advertising sales strategy, using direct, local reseller and programmatic sales channels to provide us with optionality based on market conditions. Most of our advertising revenues are derived from direct sales and local reseller agreements, which we believe give us greater margin contribution and control over our advertising avails than is possible with traditional programmatic advertising. The majority of our programmatic advertising sales are sold by our direct sales force and executed programmatically, providing greater insights and data to our customers, resulting in, higher than normal programmatic CPMs.

o	Technology investment. As we grow our portfolio of streaming services, we are upgrading substantially all of our streaming applications during the first half of 2022 to enhance the user experience, including intuitive navigation, a new video player, seamless ad insertion and a content recommendation engine. These features are just the beginning of achieving our goal of building the best AVOD streaming services. We are also testing new advertising formats and technologies that drive user engagement and offer increased value to advertisers. For example, our “Jumbotron” format engages viewers immediately upon their entry to the Crackle app through video and sound, with premium ad placement on our “Spotlight Channel”. Our “FreeView” format offers viewers who select a title the option to watch one

30 to 60 second advertisement before starting the program, in exchange for an extended advertisement-free experience. “FreeView” has been demonstrated to drive higher user engagement with the placed advertisement and higher brand recall. As we execute on all of these initiatives, we believe we will be positioned to increase both overall advertising sales and ad insertion rates, firmly establishing our AVOD streaming services as a compelling option for advertisers compared to traditional linear broadcast or cable networks.

●	Viewership: Grow distribution to gain new viewers and employ sophisticated data analytics to deliver more compelling experiences.

o	Content and Distribution. We exploit our growing libraries of quality content to grow and retain viewers on our streaming services. To augment audience acquisition, we have engaged in distribution arrangements with an increasing number of media platforms including Roku, Amazon Fire, Vizio, Samsung, LG and others, as well as, increased advertising and branding on and off media platforms. In spring 2021, for example, our new distribution partnership with Vizio started featuring a “Crackle button” on a large number of new Vizio television remote controls, which increases consumer awareness of Crackle and guides them directly to our leading AVOD service.

o	New Genre-specific Networks. As we grow our content libraries, we are also continuously evaluating opportunities to create new thematic networks that focus on certain genres and types of programming, and we expect these networks to deliver more targeted advertising opportunities to marketers. These efforts are exemplified by our acquisition of 1091 Pictures in March 2022. We are also actively evaluating opportunities to acquire additional AVOD networks that can accelerate our path to even greater scale.

o	Personalized Viewer Experiences. As we grow viewership, we are creating a large, valuable data base that we use to better understand what our viewers watch and how they engage with advertising. We are increasingly investing in capabilities to manage and analyze our data with the goal of better personalizing viewer experiences and enabling targeted advertising.

Competition

We are in a highly competitive business. The market for streaming entertainment is rapidly changing. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation, video games, the internet and other cultural and computer-related activities. We compete for viewers and programming with companies such as Netflix, HBO Max, Hulu, Amazon Prime Video, Disney Plus, Paramount Plus, Fox, and major film and television studios. We also compete with numerous independent motion picture and television distribution and production companies, television networks, pay television systems and online media platforms for viewers, subscribers, and the services of performing artists, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses.

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

Intellectual Property

We are party to the “CSS License Agreement,” (as defined) through which we have been granted the perpetual, exclusive, worldwide license by CSS to exclusively exhibit, produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. Chicken Soup for the Soul and related names are trademarks owned by CSS. We have the proprietary rights (including copyrights) in all company-produced content and believe the Brand provides a competitive advantage in attracting advertisers and entertainment talent. As a result of the acquisitions of Screen Media, Crackle, the assets of Sonar Entertainment, 1091 Pictures and the licensing of other libraries we now own copyrights or long-term distribution rights and AVOD rights to approximately 110,000 programming assets totaling over 94,000 programming hours.

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

As of December 31, 2021, we had 151 direct employees. The services of certain personnel, including our chairman and chief executive officer, vice chairman and chief strategy officer, our senior brand advisor and director, and chief financial officer, among others, are provided to us under the Management Services Agreement dated May 12, 2016, between us and CSS (“CSS Management Agreement”). We also utilize consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment. We have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our employees required to work onsite.

We value our employees and invest in them and their communities. Recently, we joined a growing group of companies working with Good Today to enable our employees to participate in supporting non-profit organizations to support initiatives that have a positive global impact.

ITEM 1A. Risk Factors

Unless the context otherwise requires, references herein to VOD include both our AVOD and FAST streaming services.

Risks Relating to COVID-19

Our business, results of operations, and financial condition may be impacted by the evolution of the coronavirus (COVID-19).

The global spread of the coronavirus (COVID-19) and the various attempts to contain it created significant volatility, uncertainty and economic disruption in 2021. In response to government mandates, health care advisories, and employee and vendor concerns, we altered certain aspects of our operations during the pandemic, including implementing a work from home policy for all our employees. We are now engaged in a “return to office” program under which our employees are returning to our offices for most work days. It is possible, however, that currently improving Covid-related conditions reverse course, including as result of the emergence of new strains of the virus, which could force us to return to remote operations in whole or part. Although we believe we transitioned our operations to handle remote working conditions efficiently, requirements to implement remote working policies in the future could adversely impact our productivity and the internal controls over our operations.

Although our operations have been returning to normal conditions, our business and results were affected in 2021 by COVID-19 and our financial results and metrics may not be indicative of results for future periods. In addition to production delays experienced by our company and third-party producers, we also saw material decreases, for a time, in advertising expenditures as a result of general economic conditions. At the same time, we experienced increases in our user base during the height of the pandemic. Our increase in user additions may reflect the acceleration of our growth that we would have seen in subsequent periods or it may have resulted, in part, from more people remaining indoors during the pandemic. Although we continually seek to build and retain our user base through the introduction of new content and improved user experiences, user growth could slow or reverse as government and other restrictions are relaxed.

Any resurgence of COVID-19, including variants thereof, or an outbreak of other highly contagious viruses, could disrupt our business in material ways, including disruptions similar to those experienced during the pandemic as well as additional disruptions. During the pandemic, from time to time, the production of our content by our company and third-party producers was halted or slowed, limiting our ability to introduce new content as previously scheduled. To the extent any future economic disruption resulting from COVID-19 or similar pandemics is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our productions. Such production pauses may cause us temporarily to have less new content available on our service in subsequent quarters, which could negatively impact consumer demand for and user retention to our service. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

The full extent to which any future or continued outbreaks of COVID-19 or other viruses impact our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for our services; disruptions or restrictions on our employees’ ability to work and travel; our ability to hire and retain qualified personnel as a result of increased competition for such personnel; our ability to access resources, including technology related resources needed for maintenance, modification, and improvement of our platforms, in the face of supply scarcity and supply pipeline delays; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming.

Risks Relating to Our Business

We have incurred operating losses in the past, may incur operating losses in the future, and may never achieve or maintain profitability.

As of December 31, 2021 and 2020, we had an deficit of approximately $136.5 and $77.2 million, respectively, and for the years ended December 31, 2021 and 2020, we had a net loss of approximately $59.4 and $44.6 million, respectively. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. Although we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, capital expenditures, cash dividend payments on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), and cash interest payments on our outstanding publicly traded notes (“Notes”), credit facilities, and other debt obligations, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and some or all aspects of our business operations may need to be modified or curtailed.

We may not be able to generate sufficient cash to service our debt and other obligations.

Our ability to make payments on our debt, including our cash dividend payments on our Series A Preferred Stock, and interest payments on our outstanding Notes, our credit facilities, and our other debt obligations, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay all of our obligations as and when due.

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

If our cash flows are insufficient to fund our debt and other obligations, and we are unable to refinance or restructure these obligations, we may be forced to reduce or delay investments or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.

We may not realize the advantages we expect from our acquisitions.

Part of our growth strategy has been and will continue to be the acquisition of scalable assets to build our business. Our relatively recent acquisitions of the assets of Crackle, Sonar, 1091 Pictures and others, require time-consuming and costly integration efforts. We may not be successful in the efficient integration of assets into our operations as we acquire them, and may not realize the anticipated benefits of such acquisitions. As we grow as a result of acquisitions, we will need to hire additional qualified personnel and may need to secure additional debt or equity financing to fund all or a portion of the cost of acquisitions or the post-closing integration and operation of these assets. The incurrence of additional debt or issuance of additional equity would result in additional leverage of our company and dilution of ownership interests therein. Our operating results may fluctuate form period to period due to the costs and expenses of acquiring and managing our acquisitions.

We are subject to numerous other risks associated with acquisitions, business combinations, or joint ventures.

As part of our growth strategy, we regularly engage in discussions with respect to possible acquisitions, sale of assets, business combinations, and joint ventures intended to complement or expand our business, some of which may be significant transactions for us. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction could require us to incur significant costs and cause diversion of management’s time and resources.

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

Our success depends in part on attracting viewers, retaining them on our VOD services, and ultimately monetizing our VOD services and content offerings. As such, we are seeking to expand our viewer base and increase the number of hours that are streamed across our platforms to create additional revenue opportunities. To attract and retain viewers, we need to be able to respond efficiently to changes in consumer tastes and preferences and to offer our viewers access to the content they enjoy on terms that they accept. Effective monetization may require us to continue to update the features and functionality of our VOD offerings for viewers and advertisers.

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

In addition, monetization of content that we produce and acquire from sources other than our AVOD network is an essential element of our strategy. Our ability in the long-term to obtain sponsorships, licensing arrangements, co-productions and tax credits and to distribute our original programming and acquired video content will depend, in part, upon the commercial success of the content that we initially produce and distribute and, in part, on the continued strength of the Chicken Soup for the Soul brand (the “Brand”). We cannot ensure that we will produce, acquire, and distribute successful content. The continued strength of the Brand will be affected in large part by the operations of our parent company, Chicken Soup for the Soul, LLC (“CSS”), the owner of the Brand, and its other business operations, none of which we control. CSS utilizes the Brand through its other subsidiaries for various commercial purposes, including the sale of books (including educational curriculum products), pet foods and other consumer products. Negative publicity relating to CSS or its other subsidiaries or the brand, or any diminution in the perception of the Brand could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. We cannot assure you that we will manage the production and distribution of all of our video content successfully, that all or any portion of our video content will be met with critical acclaim or will be embraced by audiences on a one-time or repeated basis, or that the strength of the Brand will not diminish over time.

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

We currently have limited production capabilities and rely on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce video content on a cost-efficient basis, and our reliance on such third parties could lessen the control we have over the projects. Should the third-party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. In particular, due to the global spread of COVID-19, and in response to government mandates and healthcare advisories, we experienced delays in new content delivery as certain of our vendors and partners halted or diminished their operations. Further, during any continuation of the COVID-19 pandemic or after it fully subsides, we cannot be assured of entering into favorable agreements with third-party content producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects.

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

Our certificate of incorporation includes a provision stating that we renounce any interest or expectancy in any business opportunities that are presented to us or our officers, directors or stockholders or affiliates thereof, except as may be set forth in any written agreement between us and any of the CSS Companies (such as the CSS License Agreement under which CSS has agreed that all video content operations shall be conducted only through our company). This provision also states that, to the fullest extent permitted by Delaware law, our officers, directors and employees shall not be liable to us or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any activities of any of the CSS Companies. As a result of these provisions, there may be conflicts of interest among us and our officers, directors, stockholders or their affiliates, including the CSS Companies, relating to business opportunities, and we have waived our right to monetary damages in the event of any such conflict.

We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits.

In consideration for use of the Brand, and the provisions of key operational resources to our company, we are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Resources and Obligations” in this Form 10-K. Accordingly, in the aggregate, 10% of our net revenue is paid to our affiliates on a continuous basis and will not be otherwise available to us. As we grow our revenues, these payments could become materially more costly than building and acquiring the same resources directly within our company. Similarly, as we build our business and operations in areas outside of the Brand, the value received from licensing the Brand could diminish on absolute and relative terms.

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

We will not always control the timing and way in which the distributors to which we license our content will distribute our video content offerings. However, their decisions regarding the timing of release and promotional support are important in determining our success. Any decision by those distributors not to distribute or promote our video content or to promote our competitors’ video content to a greater extent than they promote our content could adversely affect our business, financial condition, operating results, liquidity and prospects.

We are smaller and less diversified than many of our competitors.

Some of the AVOD services, and many of the producers and studios, with which we compete are part of large diversified corporate groups with a variety of other operations, including television networks, cable channels and other diversified companies, such as Amazon or Apple, which can provide both the means of distributing their products, content flow, and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, and other personnel required for production. The resources of the major producers and studios may also give them an advantage in acquiring other businesses or assets, including video content libraries, that we might also be interested in acquiring.

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

The effects on our business of the war in Ukraine, or the direct military involvement of the United States in such conflict, or any similar conflicts anywhere in the world, and the ramifications of sanctions against Russia or other counties, are unknown and could be material.

Our business could be materially affected by hostilities in other countries. Adverse effects could arise from reduced viewership in our international content offerings, disruptions in Internet availability, heightened risks of cyberattacks perpetrated by government actors, or slow downs or halts in the production of content being created in other countries. The effects on our business of any specific conflicts, including the current war in Ukraine and any escalation of such war to neighboring countries, or the direct military involvement of the United States in such conflict, or any similar conflicts anywhere in the world, cannot be predicted, but could be material and adverse. Direct US military involvement could heighten international and other risks we already face. Similarly the ramifications of sanctions put in place by the United States against Russia or other counties on our business are unknown and could be material.  Our business could be harmed by retaliatory sanctions or actions taken by a country in response to US sanctions, and significant as a result of numerous circumstances arising from same, including prohibitions on the dissemination of US-based video services in certain countries, military actions, cyber-attack initiatives, and other measures that cannot be predicted.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property relating to our video content, including our copyrighted content, and the protection of the Chicken Soup for the Soul brand. We protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media. Under the terms of the CSS License Agreement, CSS has the primary right to take actions to protect the Brand, and, if it does not, and we reasonably deem any infringement thereof is materially harmful to our business, we may elect to seek action to protect the Brand ourselves. Although in the former case, we would equitably share in any recovery, and in the latter case, we would retain the entirety of any recovery, should CSS determine not to prosecute infringement of the Brand, we could be materially harmed and could incur substantial cost in prosecuting an infringement of the Chicken Soup for the Soul brand.

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

Any significant disruption in our technology backbone or the computer and data systems of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our business involves 24-hour per day availability and delivery of video content. We utilize proprietary and third-party computer and data systems for the storage and delivery of our content, placement and delivery of our advertising inventory, and the creation of the user experience. Our reputation and ability to attract, retain and serve our viewers is dependent upon the reliable performance of these computer and data systems. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems or to the internet in general, could make our content unavailable or impair our ability to deliver such content.

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

We anticipate continuing to grow our business and operations rapidly. Our growth strategy includes organic initiatives and acquisitions. Such growth could place a significant strain on the management, administrative, operational and financial infrastructure we utilize, a portion of which is made available to us by our affiliates under the Management Agreement. Our long-term success will depend, in part, on our ability to manage this growth effectively, obtain the necessary support and resources under the CSS Management Agreement, and grow our own internal resources as required, including internal management and staff personnel. To manage the continued growth of our operations and personnel, we also will need to increase our internal operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in producing our video content, declines in overall project quality and increases in costs. Any of these difficulties could adversely impact our business financial condition, operating results, liquidity and prospects.

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

We may not be able to realize the entire book value of goodwill and other intangible assets from our acquisitions.

As of December 31, 2021 and 2020, we had net intangible assets of $30.2 million and $31.5 million, respectively, and goodwill of $40.0 million and $21.4 million for the years ended December 31, 2021 and 2020, respectively, primarily related to the formation of Crackle Plus, the acquisition of the Crackle assets, Sonar assets and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Claims against us relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

There may be liabilities assumed in any acquisition or business combination that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally may have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. In certain circumstances we obtain representation and warranties insurance related to our acquisitions, but these too have limitations and conditions that could prevent recovery in certain circumstances. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any unknown or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We may require and not be able to obtain additional funding and may be unable to raise such funding when needed, which could force us to delay, reduce, eliminate, or abandon growth initiatives.

We intend to continue making investments to support the growth of our business, including organic growth and growth through acquisitions. Our ability to grow through acquisitions, business combinations and joint ventures, and our ability to fund our operating expenses after one or more acquisitions may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities), or the sale or syndication of some or all of our interests in certain projects or other assets or businesses. Our issuance of additional debt instruments or the sale of preferred stock could result in the imposition of operational limitations and other covenants and payment obligations (in addition to those we already have in place), any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated. The sale of equity securities, including common or preferred stock, may result in dilution to the current stockholders’ ownership and may be limited by the number of shares we have authorized and available for issuance. If we do not have access to financing arrangements, and if funds do not become available on terms acceptable to us, or at all, we may have to delay, reduce, eliminate, or abandon certain aspects of our business plan, including planned acquisitions. We may also have to reduce our licensing, marketing, customer support or other core business services. Such actions could result in a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our success will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to produce and distribute our video content continues to increase, and for certain personnel has become extremely difficult during the COVID-19 pandemic. We cannot assure you that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we were unable to hire, assimilate and retain qualified personnel in the future, such inability could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Risks Related to Our Securities

Our Common Stock

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

A substantial number of shares of Class A Common Stock may be issued upon the exercise of outstanding warrants, including the following:

●	Class W Warrants, exercisable for up to an aggregate of 526,362 shares of Class A Common Stock at an exercise price of $7.50 per share;
●	Class Z Warrants, exercisable for up to an aggregate of 123,109 shares of Class A Common Stock at a price of $12.00 per share;
●	Class I Warrants, exercisable for up to an aggregate of 800,000 shares of our Class A Common Stock at an exercise price of $8.13 per share;

●	Class II Warrants, exercisable for up to an aggregate of 1,200,000 shares of our Class A Common Stock at an exercise price of $9.67 per share;
●	Class III-A Warrants, exercisable for up to an aggregate of 380,000 shares of our Class A Common Stock at an exercise price of $11.61 per share;
•	Class III-B Warrants, exercisable for up to an aggregate of 1,620,000 shares of our Class A Common Stock at an exercise price of $11.61 per share.

If all of the outstanding warrants are exercised for cash we will be required to issue an aggregate of 4,649,471 shares of Class A Common Stock, or approximately 60% of our Class A Common Stock outstanding as of March 30, 2022. The warrant holders will likely exercise the warrants only at a time when it is economically beneficial to do so. Accordingly, the exercise of these warrants will significantly dilute our other equity holders and may adversely affect the market price of our publicly traded securities.

We utilize At the Market Issuance Sales Agreements, pursuant to which we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock, which may adversely affect the price of our Class A Common Stock and series A Preferred Stock .

We utilize At the Market Issuance Sales Agreement (“ATM Agreements”) pursuant to which we may issue shares of Class A Common Stock and Series A Preferred Stock having an aggregate offering price of up to $1,000,000,000. The sale of Class A Common Stock will dilute our other equity holders and may adversely affect the market price of the Class A Common Stock. Issuance of shares of our Series A Preferred Stock will increase our dividend payment obligations and increase the liquidation preference. Under our currently existing ATM Agreement with Virtu Americas and B. Riley, as of March 30, 2022, we have sold an aggregate of 50,404 shares of Series A Preferred Stock, generating net proceeds to us of $1.2 million.

Only a limited market exists for our Class A Common Stock, Series A Preferred Stock and Notes, which could lead to price volatility.

Our Class A Common Stock, Series A Preferred Stock and Notes trade on the Nasdaq Global Market under the symbols “CSSE,” “CSSEP” and CSSEN,” respectively. However, trading volume for our Class A Common Stock has historically been relatively limited. The limited trading market for our securities may cause fluctuations in the market value of these securities to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our securities.

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

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of the date of this filing, our total liabilities (excluding contingent consideration) equaled approximately $144.1 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

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

The Notes are obligations exclusively of Chicken Soup for the Soul Entertainment, Inc., and not any of our subsidiaries. In addition, the Notes are not guaranteed by any third-party, whether an affiliate or unrelated to us. None of the assets of our subsidiaries will be directly available to satisfy the claims of holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries.

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

Our Class W and Class Z Warrants

No public market exists for our Class W Warrants or Class Z Warrants.

We intend to apply for quotation of the Class W Warrants on the OTCQB Market and the Class Z Warrants on the OTC Pink Market under the proposed symbols “CSSEW” and “CSSEZ”, respectively, but we cannot guarantee that our Class W Warrants or Class Z Warrants will be approved for quotation or listing on any market. Further, even if listed or quoted, an active trading market may never develop or, if developed, may not be sustained. The over-the-counter market is a significantly more limited market than Nasdaq, due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of our Class W Warrants and Class Z Warrants may find it difficult to resell their warrants at prices quoted in the market or at all. You may be unable to sell Class W Warrants or Class Z Warrants unless a market for such securities can be established or sustained.

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

Holders

As of March 31, 2022, we have 27 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We believe we have in excess of 300 beneficial holders of our Class A Common Stock.

Dividend Policy

Series A Preferred Stock Dividends

Since July 2018, we have declared monthly cash dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared were $9.0 and $4.1 million as of December 31, 2021 and 2020, respectively.

Common Stock Dividends

We did not pay any dividends on our common stock during the years ended December 31, 2021 and 2020. Any payment of dividends in the future is within the discretion of our board of directors (subject to our obligation to pay dividends on our Series A Preferred Stock and to make quarterly interest payments on our 9.50% Notes due 2025) and will depend on our earnings, if any, our capital requirements and financial condition and other relevant factors.

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

Recent Developments

Acquisition of Sonar Entertainment Assets

In April 2021, we entered into an asset purchase agreement (“Asset Purchase Agreement”) by and among our company, Halcyon Television, and with respect to certain provisions, Parkside Entertainment Inc., a Canadian company (“Parkside” and, collectively with us and Halcyon Television, the “CSSE Buyer”), on the one hand, and Sonar Entertainment Inc. (“SEI”) and the direct and indirect subsidiaries of SEI identified in the Asset Purchase Agreement (collectively, “Sonar”), on the other hand. On May 21, 2021, pursuant to the Asset Purchase Agreement, the CSSE Buyer purchased the principal assets of Sonar for $18.9 million in cash and additional consideration of $34.9 million, that will be funded through the seller’s participation in the underlying acquired assets future cash flows. Parkside separately purchased the outstanding equity of Sonar Canada Inc.

We believe that our acquisition of the Sonar assets accelerates our strategy to build the leading independent AVOD streaming service in four key ways:

•expanding our original television content development pipeline;

•improving margins by increasing our IP rights ownership;

•accelerating our ability to launch the Chicken Soup for the Soul branded AVOD network; and

•providing a faster path to growing our international television production and distribution activities.

Stock Repurchase Program

In November 2021, believing that our current stock price does not reflect the enterprise value of our company or our recent or planned growth, we announced a share repurchase program under which we may purchase from time to time in market or private transactions of our publicly traded Class A common stock. Of the $30.0 million authorized under the stock repurchase program through March 30, 2022, there is approximately $8.9 million of capacity remaining. We believe that the ability to make such repurchases enables us to enhance stockholder value as and when market prices dictate and that the use of any of our capital resources for any such repurchase would have no effect on our ability to adhere to our growth strategies and our on-going operations.  Under the program, we have repurchased 1.6 million shares at an average price of $12.88 per share.

Acquisition of 1091 Pictures

On March 4, 2022, the Company acquired the assets of 1091 Media, LLC (“1091 Media”) for approximately $15.6 million.  The purchase price is comprised of $8.0 million in cash, $2.0 million in the form of newly issued shares of the Company’s Series A perpetual preferred stock valued at $25 per share, and 375,000 shares of Class A common stock valued at $14.80 per share. 1091 Picture’s provides a diverse library of approximately 4,000 movies and television series and established FAST and AVOD channels in specific verticals, with approximately 1 billion yearly ad impressions.

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

Reporting Segment

We operate in one reportable segment, the production, distribution and exhibition of TV and film content for sale to others and for use on our owned and operated video on demand platforms. We distribute films in over 56 countries and territories worldwide and intend to continue to license our video content internationally.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may distribute rights to certain films which result in increased revenues and expenses during the period of distribution and revenues from our AVOD networks vary from period to period and will generally be higher in the second half of each year.

Financial Results of Operations:

Revenue

The following table presents net revenue line items for the years ended December 31, 2021 and 2020 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Revenue:
VOD and streaming	$62,630,109	57%	$53,761,636	81%	$8,868,473	16%
Licensing and other	47,765,357	43%	12,595,320	19%	35,170,037	279%
Net revenue	$110,395,466	100%	$66,356,956	100%	$44,038,510	66%

Our net revenue increased by $44.0 million for the year ended December 31, 2021 compared to 2020. On May 21, 2021, we completed the acquisition of the principal assets of Sonar Entertainment, Inc. (“Sonar”). The Sonar acquisition contributed $19.2 million or 44% of the revenue increase in the year ended December 31, 2021 compared to 2020.

VOD and streaming revenue increased $8.9 million for the year ended December 31, 2021, compared to 2020. The increase includes a $6.0 million increase in TVOD revenues driven by strong performances and sales of various library titles, including $3.6 million from Sonar titles and a $2.1 million increase in advertising revenues related to an increase in viewership, particularly from new Crackle Plus distribution platforms partners, sponsorship revenues and ad representation revenues.

Licensing and other revenue increased $35.2 million for the year ended December 31, 2021, compared to 2020. The increase is related to $26.6 million in international licensing sales, including $12.7 million from Sonar titles, a $8.2 million increase in content production primarily driven by production services revenue related to Rana Naidu and executive producer fee revenue related to Hunters Season 2 and Mysterious Benedict Society Season 2. International licensing agreements generally are for a fixed fee for all rights in a territory and therefore, the ultimate composition of the licensee’s revenue generated (e.g., TVOD, SVOD, AVOD, etc.) is not known at the inception of the license when our revenue is recognized.  Management believes the majority of the sub-licensee’s revenues generated under these licenses will relate to VOD and streaming.

Cost of Revenue

The following table presents cost of revenue line items for the years ended December 31, 2021 and 2020 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Cost of revenue:
Content amortization and other costs	$43,533,433	39%	$23,966,453	36%	$19,566,980	82%
Revenue share and partner fees	13,728,694	13%	9,559,234	15%	4,169,460	44%
Distribution and platform costs	21,876,757	20%	18,614,132	28%	3,262,625	18%
Total cost of revenue	$79,138,884	72%	$52,139,819	79%	$26,999,065	52%
Gross profit	$31,256,582		$14,217,137
Gross profit margin	28%		21%

Our cost of revenue increased by $27.0 million for the year ended December 31, 2021 compared to 2020. This increase was primarily due to a $19.6 million increase in content amortization and other costs as a result of the $42.3 million increase in film licensing and sponsorship revenue, a $4.2 million increase in revenue share and partner fees primarily related to higher ad representation sales and increased revenues from new Crackle Plus distribution platforms, and a $3.3 million increase in distribution and platform costs primarily related to various technology costs to maintain and enhance our growing Crackle Plus Platform.

For the year ended December 31, 2021, the Sonar acquisition accounted for $5.6 million or 13% of content amortization and other costs and $1.8 million or 8% of distribution costs included in distribution and platform costs.

Operating Expenses

The following table presents operating expense line items for the years ended December 31, 2021 and 2020, and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2021	revenue	2020	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$48,611,101	44%	$31,573,368	48%	$17,037,733	54%
Amortization and depreciation	5,728,051	5%	16,291,327	25%	(10,563,276)	(65)%
Impairment of content assets	9,794,854	9%	3,973,878	6%	5,820,976	146%
Impairment of intangible asset & goodwill	2,044,647	2%	—	—%	—	* %
Management and license fees	11,039,547	10%	6,635,696	10%	4,403,851	66%
Total operating expenses	$77,218,200	70%	$58,474,269	89%	$18,743,931	32%

* Not meaningful

Our total operating expenses were 70% of net revenue for the year ended December 31, 2021 compared to 89% in the same period in 2020 and increased in absolute dollars by $18.7 million. Excluding amortization, depreciation expense and impairment charges, total operating expenses were 54% and 58% of net revenue for the years ended December 31, 2021 and 2020, respectively.

Selling, general and administrative expenses increased by $17.0 million for the year ended December 31, 2021 compared to 2020. The increase is further discussed below in the Selling, General and Administrative section.

Amortization and depreciation expense decreased by $10.6 million for the year ended December 31, 2021 compared to 2020. The decrease is primarily due to the Crackle Plus customer user base intangible asset being fully amortized during the third quarter of 2020.

In fourth quarter of 2021, we reorganized our production operations due to the acquisition of Sonar Entertainment and formed Chicken Soup for the Soul Television Group. In connection with this change, we performed an evaluation of shows in development and monetization strategies across our content portfolio, that resulted in the identification of content not consistent with management’s strategy and accelerated amortization associated with changes in the expected monetization of certain programs. As a result, the Company recorded an impairment of $9.8 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively.

As a result of our principal focus on AVOD services, management determined that our sole SVOD service’s acquired customer intangible base and reporting unit goodwill was impaired during the fourth quarter of 2021.

We incur fees to CSS equal to 10% of total net revenue related to management services, a brand license and marketing as further described in the Related Party Resources and Obligations section below. The $4.4 million increase is due to increased revenues year over year.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the years ended December 31, 2021 and 2020 and the year-over-year dollar and percentage changes for those line items:

	Year Ended
	December 31,		Change
	2021	2020	Period over Period
Compensation expense	$23,937,425	$18,408,546	$5,528,879	30%
Share-based compensation	5,247,807	1,131,515	4,116,292	364%
Professional fees	6,686,611	3,583,702	3,102,909	87%
Public company expenses	1,031,198	520,118	511,080	98%
Bad debt expense	691,406	1,571,518	(880,112)	(56)%
Other operating expenses	11,016,654	6,357,969	4,658,685	73%
	$48,611,101	$31,573,368	$17,037,733	54%

Our compensation expense increased by $5.5 million for the year ended December 31, 2021 compared to 2020. This increase is primarily due to a 53% increase in headcount as a result of the continued growth of the Company, including the acquisition of Sonar.

Share-based compensation expense increased $4.1 million for the year ended December 31, 2021 compared to 2020. This increase is related to a broader issuance of stock options granted under the 2017 Long Term Incentive Plan across our increased employee base, as well as, common stock grants issued to consultants and directors during 2021.

Professional fees increased by $3.1 million for the year ended December 31, 2021 compared to 2020. This increase is primarily related to an increase in consulting, advisory and legal expense for on-going litigation, capital raising activities and the acquisition of Sonar.

Public company expenses increased $0.5 million for the year ended December 31, 2021 compared to 2020. This increase is primarily related to various fees in connection with our recent financing activities.

Bad debt expense decreased $0.9 million for the year ended December 31, 2021 compared to 2020. This decrease is a result of increased collection efforts in 2021 and certain aged customer balances being reserved in the prior year.

Other operating expenses increased $4.7 million for the year ended December 31, 2021 compared to 2020. This increase is primarily related to a $3.3 million increase in marketing expenses related to Crackle Plus and other costs to support the growth in our business in 2021.

Interest Expense

The following table presents interest expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
9.50% Notes due 2025	$3,093,390	$982,327
Revolving loan	526,488	—
Film acquisition advance	664,768	314,433
Revolving credit facility	50,555	316,667
Commercial loan	—	476,889
Amortization of deferred financing costs	495,974	131,790
	$4,831,175	$2,222,106

Interest expense increased $2.6 million for the year ended December 31, 2021 compared to 2020. The increase is primarily related to a higher average outstanding debt balance during 2021 as compared to 2020.

Other Non-Operating Income, net

For the years ended December 31, 2021 and 2020 other non-operating income was $0.4 million and $6.2 million, respectively. The decrease of $5.8 million was primarily the result of extinguished liabilities as part of a settlement agreement with a technology platform vendor which discontinued operations prior to the completion of the contractual service period during the prior year.

Provision for Income Taxes

The provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective tax rate.  For the years ended December 31, 2021 and 2020, we reported tax expense of approximately $0.1 million and $0.1 million, respectively, consisting of state taxes currently payable. The effective tax rate for the years ended December 31, 2021 and 2020 was 0% and is significantly impacted by temporary and permanent differences as described below.

Temporary differences consist primarily of net programming costs and film library acquisition costs that were, for current year additions, amortized over the straight line basis as permitted under the Internal Revenue Code  as well as prior year released USA produced shows having been deducted for tax purposes in the period incurred (under Internal Revenue Code Sections 168(k) and 181 as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. We also incurred impairment losses that were charged to operations on the financial statements on some of those assets but are not currently deductible for tax purposes. Additionally, the Company amortized, for tax purposes, intangible assets as well as acquisition related costs under Section 197 of the Internal Revenue Code, the amounts of which differ substantially from charges on related assets that are either not for financial reporting amortized, charged to operations in the period incurred or amortized at different rates.

Permanent differences consist primarily of: (1) amortization for financial reporting purposes of film library properties that were acquired in a transaction in 2017 wherein the tax cost basis as well as the method and rate of amortization are, for tax purposes, governed by the rules of Section 197 of the Internal Revenue Code and (2) option grants under the Company’s Long Term Incentive Plan that are not deductible until exercised.

Related Party Resources and Obligations

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

We pay CSS an incremental recurring license fee equal to 4% of our net revenue for each calendar quarter, and a marketing fee of 1% of our net revenue

For the years ended December 31, 2021 and 2020, we recorded $5.5 million and $3.3 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

We have a management services agreement, the ‘‘CSS Management Agreement’’, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement is five years, with automatic one-year renewals unless affirmatively terminated by one of the parties.

For the years ended December 31, 2021 and 2020, we recorded $5.5 million and $3.3 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the year ended December 31, 2021 and 2020, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments.  We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Reconciliation of Historical GAAP Net Income as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2021	2020

Net loss available to common stockholders	$(59,419,724)	$(44,552,353)
Preferred dividends	9,013,540	4,142,376
Provision for income taxes	66,000	99,000
Other taxes	308,720	312,600
Interest expense(a)	4,831,175	2,222,106
Film library and program rights amortization(b)	35,630,591	23,563,772
Share-based compensation expense(c)	5,247,807	1,131,515
Expense for bad debt and video returns	2,522,629	3,384,584
Amortization and depreciation(d)	7,408,155	17,317,247
Other non-operating income, net(e)	(379,151)	(6,155,279)
Loss on extinguishment of debt	—	169,219
Impairment of intangible asset and goodwill(f)	2,044,647	—
Impairment of content assets(g)	9,794,854	3,973,878
Transitional expenses(h)	560,982	4,353,345
All other nonrecurring costs(i)	4,194,267	1,789,569
Adjusted EBITDA	$21,824,492	$11,751,579
(a).	Includes amortization of deferred financing costs of $495,974 and $131,790 for the years ended December 31, 2021 and 2020, respectively.
(b).	Represents amortization of our film library, which include cash and non-cash amortization of our initial film library investments, participation costs and theatrical release costs as well as amortization for our acquired program rights.
(c).	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors and consultants.
(d).	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(e).	Other non-operating income is primarily comprised of interest income earned on cash deposits and other income including settlements and contract cancellations fees.
(f).	Represents an impairment related to our SVOD service customer base intangible asset and goodwill during the year ended December 31, 2021.
(g).	Represents impairment charges related to our content assets.
(h).	Represents transitional related expenses primarily associated with the Crackle Plus business combination and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.

(i).	Includes legal, consulting, accounting and other non-recurring operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of December 31, 2021, we had cash and cash equivalents of $44.3 million. Our total debt principal outstanding was $56.7 million as of December 31, 2021, of which $32.9 million is comprised of outstanding principal under our 9.50% Notes due 2025.

Debt, net of debt issuance costs, increased $13.0 million primarily due to drawing on the Revolving Loan, offset by the repayment of the outstanding principal under the Revolving Credit Facility and partial repayment of the Film Acquisition Advance. The amount of principal and interest due in the next twelve months is approximately $10.2 million. See Note 10, Debt in the accompanying notes to our consolidated financial statements.

As of December 31, 2021, the Company had $38.6 million of content obligations, including film library acquisition obligations, programming obligations and participation costs, $39.7 million of off balance sheet commitments in 2022 and contingent consideration related to our acquisition of Sonar. See Note 15, Commitments & Contingencies in the accompanying notes to our consolidated financial statements

During 2021 the Company raised approximately net proceeds of $95.3 million through the sale of Class A common stock, as follows:

●	On January 20, 2021, the Company completed a private placement sale of 1,022,727 shares of common stock at a price $22.00 per common share, generating gross proceeds of $22.5 million and net proceeds of $21.4 million.

●	On July 7, 2021, the Company completed an underwritten public offering of 1,875,000 shares of common stock at a price $40.00 per common share, generating gross proceeds of $75.0 million and net proceeds of $70.5 million.

●	During the year ended December 31, 2021, the Company completed the sale of an aggregate of 126,000 shares of Class A Common Stock, for net proceeds of $3.4 million, pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent.

Cash Flows

Our cash and cash equivalents balance was $44.3 million and $14.7 million as of December 31, 2021 and 2020, respectively.

Cash flow information for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Cash (used in) provided by:
Operating activities	$(30,369,619)	$(18,045,482)
Investing activities	(15,376,347)	(2,792,165)
Financing activities	75,297,973	29,122,971

Operating Activities

Net cash used in operating activities was $30.4 million and $18.0 million for the years ended December 31, 2021 and 2020, respectively. The increase of $12.4 million in cash used in operating activities for the year ended December 31, 2021 compared to 2020 was primarily due to a $13.6 million decrease in net loss adjusted for the exclusion of non-cash items, and a $25.9 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $16.0 million for the year ended December 31, 2021 compared to the net loss adjusted for the exclusion of non-cash items of $2.4 million for the year ended December 31, 2020. The decrease in the net loss adjusted for the exclusion of non-cash items was primarily due to a $23.5 million increase in net non-cash items driven by the amortization and impairment of content assets and amortization of intangible assets, offset by the $9.9 million increase in net loss.

The effect of changes in operating assets and liabilities was a decrease of $46.4 million for the year ended December 31, 2021 compared to a decrease of $20.5 million for the year ended December 31, 2020. The most significant drivers contributing to this increase relate to the following:

●	Changes in accounts receivable primarily driven by increased revenues and licensing agreements with extended payment terms including minimum guarantees. Accounts receivable increased $19.6 million during the year ended December 31, 2021 as compared to a decrease of $5.5 million during the year ended December 31, 2020.

●	Changes in content assets primarily due to increased premium content investment in our film library. Content assets increased $48.4 million during the year ended December 31, 2021 compared to a $30.6 million increase during the year ended December 31, 2020.

●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our film library content. Film library acquisition and programming obligations increased $13.0 million during the year ended December 31, 2021 compared to a $2.4 million increase during the year ended December 31, 2020.

Investing Activities

For the years ended December 31, 2021, our investing activities required a net use of cash totaling $15.4 million. This increase was due to $19.4 million of cash used to fund the Sonar and Locomotive Global acquisitions, a $1.6 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms. The cash used in investing activities was offset by $5.6 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis.

For the years ended December 31, 2020, our investing activities required a net use of cash totaling $2.8 million. This resulted primarily from a $5.5 million increase in capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations, partially offset by a $2.0 million decrease in our due from affiliated companies balance and a $0.7 million increase from sales of marketable securities.

Financing Activities

For the year ended December 31, 2021, our financing activities provided net cash totaling $75.3 million. This increase was primarily due to the $70.5 million in net proceeds related to the July 2021 public common stock offering, $21.4 million in net proceeds related to the January 2021 common stock private placement, $17.8 million in net proceeds related to the revolving loan with Midcap Financial Trust, $3.4 million in net proceeds from the at-the-market common stock offerings during the period, $3.3 million in proceeds from the exercise of stock options and warrants, offset by the repurchase of common stock in the amount of $12.6 million, $8.6 million payment of contingent consideration related to the Sonar acquisition, a $8.7 million payment of dividends to preferred stockholders, purchasing an additional 25,000 units of common equity in Landmark Studio Group for $6.0 million, the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC, a $2.5 million payment on our film acquisition advance, a $0.7 million payment on our Revolving Loan and a $0.5 million increase in our due-to affiliated companies balance. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on-hand to scale and fund the operations of the Company.

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

Anticipated Cash Requirements

We believe that cash flow from operations and cash on hand, together with equity and/or debt financings in 2022, will be adequate to meet our known operational cash needs, minimum programming payments and debt service (i.e., principal and interest payments) requirements for the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining our credit worthiness. If we are required to access debt or equity financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders. There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our Company. If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations and require significant judgment and estimates on the part of management in their application. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies, see the accompanying notes to the consolidated financial statements

Revenue Recognition

Revenue from contracts with customers is recognized as contractual performance obligations are satisfied; generally, this occurs at the point in time when the customer has the ability to direct the use and obtain substantially all the benefits of that good or service. Our contractual performance obligations include the licensing or sale of content, production services or delivery of online advertisements. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services to customers.

Film Ultimates & Content Amortization

Original productions, acquired film rights and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film.  An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of costs may be required because of changes in management’s future revenue estimates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally finite lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset grouping may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  The expected cash flows are based on assumptions regarding our future business outlook and where appropriate, include a residual value based on a revenue market multiple.  While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions.

Goodwill & Indefinite Lived Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment on an annual basis or more frequently if events or circumstances indicate the carrying amount may not be recoverable.  If the carrying value of goodwill assigned to a reporting unit or an indefinite-lived intangible asset exceeds fair value, an impairment charge is recognized. The fair value of the Company’s reporting units or indefinite lived intangible asset is based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made.  Actual results could differ from these assumptions.

For our annual impairment tests performed at December 31, 2021, we performed a qualitative assessment for our goodwill reporting units and our indefinite lived intangibles that we estimated have fair values that significantly exceed their carrying amounts.

For our 2021 assessment, we performed a qualitative assessment of our CSS brand license and our Distribution & Production reporting unit and determined that they were not impaired.  We weighed the relative impact of market-specific and macroeconomic factors, as well as factors specific to the reporting unit.  Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is more likely than not that the fair values of the reporting unit and license are below their carrying values, and therefore, performing a quantitative test was unnecessary.

We performed a quantitative test for our SVOD and our Online Networks reporting units and found that the SVOD reporting unit’s goodwill was impaired as of December 31, 2021, resulting in a charge of $1,300,319.  The Online Networks reporting unit had a negative equity value as of December 31, 2021, and is therefore not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value.

We also performed a quantitative assessment for our Popcornflix brand indefinite lived intangible.  We weighed the relative impact of market-specific and macroeconomic factors for the AVOD market, as well as factors specific to the Popcornflix AVOD service. Our assessment included expected future revenue estimates for the Popcornflix service and revenue multiples from publicly traded companies with operations and characteristics similar to Popcornflix.  Based on the results of our quantitative impairment test, we concluded that the estimated fair value exceeded its respective carrying value and therefore no impairment charge was required.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data - Note 3 “Recent Accounting Pronouncements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenfield and Company, PLLC

We have served as the Company’s auditor since 2017.

New York, New York

March 29, 2022

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$44,286,105	$14,732,726
Accounts receivable, net of allowance for doubtful accounts of $786,830, and $1,035,643, respectively	60,213,807	25,996,947
Prepaid expenses and other current assets	1,904,273	1,382,502
Due from affiliated companies	—	5,648,652
Content assets, net	63,645,396	51,020,318
Intangible assets, net	18,035,091	19,370,490
Indefinite lived intangible assets	12,163,943	12,163,943
Goodwill	39,986,530	21,448,106
Other assets, net	5,190,954	4,517,102
Total assets	$245,426,099	$156,280,786

LIABILITIES AND EQUITY
Accounts payable and accrued other expenses	$34,984,226	$21,394,957
Due to affiliated companies	489,959	—
Programming obligations	1,641,250	4,697,316
Film library acquisition obligations	24,673,866	8,616,562
Accrued participation costs	12,323,329	12,535,651
Notes payable under revolving credit facility	—	2,500,000
Film acquisition advance	6,196,909	8,659,136
Revolving loan	17,585,699	—
9.50% Notes due 2025, net of deferred issuance costs of $1,402,880 and $1,798,433, respectively	31,493,020	31,097,467
Contingent consideration	9,764,256	—
Put option obligation	11,400,000	—
Other liabilities	3,274,432	1,677,906
Total liabilities	153,826,946	91,178,995
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,698,318 and 2,098,318 shares issued and outstanding, respectively; redemption value of $92,457,950 and $52,457,950, respectively	370	210
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 8,964,330 and 5,157,053 shares issued, 8,019,828 and 5,082,818 shares outstanding, respectively	899	516
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	240,609,345	106,425,548
Deficit	(136,462,244)	(77,247,982)
Accumulated other comprehensive gain	571	—
Class A common stock held in treasury, at cost (944,502 and 74,235 shares, respectively)	(13,202,407)	(632,729)
Total stockholders’ equity	90,947,300	28,546,329
Subsidiary convertible preferred stock	—	36,350,000
Noncontrolling interests	651,853	205,462
Total equity	91,599,153	65,101,791
Total liabilities and equity	$245,426,099	$156,280,786

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Net revenue	$110,395,466	$66,356,956
Cost of revenue	79,138,884	52,139,819
Gross profit	31,256,582	14,217,137
Operating expenses:
Selling, general and administrative	48,611,101	31,573,368
Amortization and depreciation	5,728,051	16,291,327
Impairment of content assets	9,794,854	3,973,878
Impairment of intangible assets and goodwill	2,044,647	—
Management and license fees	11,039,547	6,635,696
Total operating expenses	77,218,200	58,474,269
Operating loss	(45,961,618)	(44,257,132)
Interest expense	4,831,175	2,222,106
Loss on extinguishment of debt	—	169,219
Other non-operating income, net	(379,151)	(6,155,279)
Loss before income taxes and preferred dividends	(50,413,642)	(40,493,178)
Provision for income taxes	66,000	99,000
Net loss before noncontrolling interests and preferred dividends	(50,479,642)	(40,592,178)
Net loss attributable to noncontrolling interests	(73,458)	(182,201)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(50,406,184)	(40,409,977)
Less: preferred dividends	9,013,540	4,142,376
Net loss available to common stockholders	$(59,419,724)	$(44,552,353)

Net loss per common share:
Basic and diluted	$(3.96)	$(3.62)
Weighted-average common shares outstanding:
Basic and diluted	15,018,421	12,301,185

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2021	2020
Net loss	$(50,479,642)	$(40,592,178)
Other comprehensive income:
Foreign currency translation adjustments	1,372	—
Comprehensive income attributable to noncontrolling interests	(801)	—
Comprehensive loss	$(50,479,071)	$(40,592,178)

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock						Accumulated		Subsidiary
			Class A		Class B		Additional		Other		Convertible
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Stock	Stock	Interests	Total
Balance, December 31, 2019	1,599,002	$160	4,259,920	$425	7,813,938	$782	$87,610,030	$(32,695,629)	$—	$(632,729)	$36,350,000	$387,663	$91,020,702
Share based compensation - stock options							921,115						921,115
Share based compensation - common stock							210,400						210,400
Stock options exercised			10,000	1			74,999						75,000
Shares issued to directors			14,275	2			(2)						-
Common stock grant			10,000	1			(1)						-
Issuance of common stock			673,741	68			5,899,555						5,899,623
Class W warrant exercise			29,685	3			(3)						-
Conversion of Class B shares to Class A shares			159,432	16	(159,432)	(16)							-
Issuance of preferred stock, net	499,316	50					11,709,455						11,709,505
Dividends on preferred stock								(4,142,376)					(4,142,376)
Net loss attributable to noncontrolling interest												(182,201)	(182,201)
Net loss								(40,409,977)					(40,409,977)
Balance, December 31, 2020	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$—	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							2,684,307						2,684,307
Share based compensation - common stock							2,563,500						2,563,500
Stock options exercised			522,871	52			2,989,715						2,989,767
Warrant exercises - Class W and Z			119,988	12			285,941						285,953
Issuance of common stock, net			3,023,727	303			95,310,510						95,310,813
Shares issued to directors			5,135	2			(2)						—
Common stock grant			135,556	14			(14)						—
Issuance of preferred stock, net	1,600,000	160					36,349,840				(36,350,000)		—
Dividends on preferred stock								(9,013,540)					(9,013,540)
Purchase of treasury stock										(12,569,678)			(12,569,678)
Acquisition of subsidiary noncontrolling interest							(6,000,000)						(6,000,000)
Elimination of noncontrolling interests								205,462				(205,462)	—
Net loss attributable to noncontrolling interests												(73,458)	(73,458)
Business combination												724,510	724,510
Other comprehensive gain, net									1,372				1,372
Comprehensive income attributable to noncontrolling interests									(801)			801	—
Net loss								(50,406,184)					(50,406,184)
Balance, December 31, 2021	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$—	$651,853	$91,599,153

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(50,479,642)	$(40,592,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,247,807	1,131,515
Content asset amortization and impairment	48,777,684	27,940,331
Amortization of deferred financing costs	495,974	131,790
Amortization and depreciation of intangibles, property and equipment	7,408,155	17,317,247
Bad debt and video return expense	2,522,629	3,384,584
Loss on impairment of intangible assets & goodwill	2,044,647	—
Realized losses on marketable securities	—	210,453
Loss on debt extinguishment	—	169,219
Other non-operating income	—	(7,278,893)
Changes in operating assets and liabilities:
Trade accounts receivable	(19,626,535)	5,488,150
Prepaid expenses and other assets	(431,249)	(1,073,090)
Content assets	(48,402,762)	(30,596,926)
Accounts payable, accrued expenses and other payables	7,902,826	(5,637,040)
Film library acquisition and programming obligations	13,001,238	2,382,417
Accrued participation costs	(212,322)	7,469,139
Other liabilities	1,381,931	1,507,800
Net cash used in operating activities	(30,369,619)	(18,045,482)
Cash flows from Investing Activities:
Expenditures for property and equipment	(1,605,795)	(5,465,407)
Sales of marketable securities	—	679,462
Business combination	(19,419,204)	—
Decrease in due from affiliated companies	5,648,652	1,993,780
Net cash used in investing activities	(15,376,347)	(2,792,165)
Cash flows from Financing Activities:
Principal payments on debt	(5,649,459)	(19,250,864)
Repurchase of common stock	(12,569,678)	—
Payment of contingent consideration	(8,627,284)	—
Acquisition of subsidiary noncontrolling interest	(6,000,000)	—
Proceeds from revolving loan, net	17,756,482	—
Proceeds from 9.50% notes due 2025, net	—	30,985,983
Proceeds from film acquisition advance	—	8,820,000
Proceeds from issuance of Class A common stock	95,310,813	5,899,623
Proceeds from issuance of Series A preferred stock, net	—	6,735,605
Proceeds from exercise of stock options and warrants	3,275,720	75,000
Increase in due to affiliated companies	489,959	—
Dividends paid to preferred stockholders	(8,688,580)	(4,142,376)
Net cash provided by financing activities	75,297,973	29,122,971
Effect of foreign exchanges on cash and cash equivalents	1,372	—
Net increase in cash and cash equivalents	29,553,379	8,285,324
Cash and cash equivalents at beginning of period	14,732,726	6,447,402
Cash and cash equivalents at end of the period	$44,286,105	$14,732,726
Supplemental data:
Cash paid for interest	$4,783,413	$1,585,719
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$383,015	$—
Non-cash financing activities:
Preferred stock issued for Crackle Plus acquisition	$40,000,000	$—
Preferred stock issued for reimbursable acquisition costs	—	$4,973,900
Non-cash portion of film acquisition advance	—	$1,390,000

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, and is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported, as well as Screen Media, Halcyon Television, the newly formed Chicken Soup for the Soul Television Group, and a number of affiliates that collectively enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, all in support of our streaming services. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The Company operates and is managed by the Company CEO Mr. William J. Rouhana, Jr, as one reportable segment, the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of December 31, 2021, the Company had a deficit of $136,462,244 since inception and for the year ended December 31, 2021, the Company had a net loss attributable to common stockholders of $59,419,724. The Company does not expect to continue to incur net losses at this level in the foreseeable future. The Company has evaluated its current financial condition and has determined that the losses incurred in the current year are not indicative of the Company’s ongoing operations.  However, it does expect to incur losses in 2022 as it continues to invest in and scale its AVOD networks, distributed film library and original productions. 2021 has been a transformative year for the Company led by acquisition of the assets of Sonar Entertainment Inc., positioning the company to leverage its global film rights, its television production capabilities and to enable the launch a new ad-supported network Chicken Soup for the Soul AVOD in 2022. This strategic shift, in scale and capabilities, will support the Company’s future grow both domestically and internationally.

The Company believes that cash flow from operations and cash on hand, together with equity and debt offerings, and film financings, if necessary, should be adequate to meet the Company’s operational cash, programming commitments, debt service requirements (i.e., principal and interest payments) and dividend payments of the preferred stock for the foreseeable future. The Company monitors cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining Company credit worthiness.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries in which a controlling financial interest is maintained and variable interest entities (“VIEs”), where we are considered the primary beneficiary, after the elimination of intercompany transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’).

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation. The reclassifications have no effect on the reported net loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Company’s significant estimates include those related to revenue recognition, ultimate revenues, future cash flows of long-lived asset groups and the fair value of indefinite lived intangibles and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds. Such investments are stated at cost, which approximates fair value. Restricted cash is $1,552,052 at December 31, 2021.

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

At December 31, 2021 and 2020, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated their carrying value due primarily to the relative short-term nature of these instruments.  Certain liabilities, including contingent consideration are measured at fair value on a recurring basis. Other assets and liabilities, including television and film content costs, goodwill, intangible assets are adjusted to fair value after initial recognition, only if an impairment charge is recognized.  Impairment charges, if applicable, are generally determined using a discounted cash flows, which is a Level 3 valuation technique.

Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive gain within Stockholders’ Equity on our Consolidated Balance Sheets.

Assets and liabilities of our foreign subsidiaries for which the functional currency is not the U.S. Dollar are re-measured into U.S. Dollars using applicable exchange rates at the balance sheet date, except nonmonetary assets and liabilities, which are re-measured at the historical exchange rates prevailing when acquired. Revenue and expenses are re-measured at average exchange rates effective during the year.

Foreign currency translation gains and losses from re-measurement are included in Other non-operating (income) expense in the accompanying Consolidated Statements of Operations. The amounts of net gain (loss) on foreign currency re-measurement recognized were immaterial for all periods presented.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Business Combinations

We account for acquisitions of businesses using the acquisition method of accounting. The purchase price is allocated to the identifiable net assets acquired, including intangible assets, liabilities assumed and contingent liabilities acquired, as well as amounts attributed to noncontrolling interests, are recorded at fair value. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Any transaction costs are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates. See Note 4 for additional information.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, expected economic conditions and industry trends. For the years ended December 31, 2021 and 2020, the provision for doubtful accounts charged to operating expense was $691,406 and $1,571,518, respectively.

Content Assets

We produce original productions and acquire rights to films and television programming to exhibit on our AVOD Networks and to distribute to third parties, including sub-distributors. We also develop and produce programming for third parties.

Original Productions

Content assets related to original productions include the unamortized costs of completed, in-process, or in-development long-form and short-form video content produced by the Company. For video content, the Company’s capitalized costs include all direct production and financing costs, capitalized interest when applicable, and production overhead.  The costs of producing video content are amortized using the individual-film-forecast method. These costs are amortized in the proportion that current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production.

For an episodic television series, the period over which ultimate revenue is estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later.

Film Library

The film library includes the cost of acquiring individual title distribution rights or an acquired film library. Films are amortized using the individual-film-forecast-computation method. The film library is stated at the lower of unamortized cost or fair value. Amortization is based upon management’s best estimate of total future, or ultimate revenue. Amortization is adjusted when necessary to reflect increases or decreases in forecasted ultimate revenues. Ultimate revenues for individual films is no longer than 10 years and for an acquired film library, no longer than 20 years.

Monetization & Recoverability of Content

Content assets (licensed and produced) are predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost. The determination of the predominant monetization strategy is made

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment.

Original productions, films and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film.  An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates. See Note 8 for additional information.

Licensed Program Rights and Obligations

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability upon commencement of the license period. The programming rights are amortized over the license period based on the expected monetization of each show, usually straight-line on a ratable basis. Programming obligations represent the gross commitment amounts to be paid to program suppliers over the life of the contracts. License fees payable to suppliers based on a percentage of advertising revenue generated are reflected in Accrued expenses.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset grouping may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  The expected cash flows are based on assumptions regarding our future business outlook and where appropriate, include a residual value based on a revenue market multiple.  While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions. See Note 9 for additional information.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and is allocated to our reporting units. We do not amortize goodwill.  Intangible assets with finite lives, which primarily consist of acquired customer bases, non-compete agreements, content rights, brand value, contractual and partner agreements are generally amortized on a straight-line basis over their estimated lives, which range from 3 to 7 years. Amortization expense is included in amortization and depreciation in our Consolidated Statements of Operations.

Goodwill and other intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value its carrying amount. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds fair value, an impairment charge is recognized. The fair value of the Company’s reporting units or indefinite lived intangible assets are based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions. See Note 9 for additional information.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Fixed Assets & Capitalized Software

Fixed assets and eligible capitalized software are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the asset: leasehold improvements – shorter of lease term of useful life, equipment 3 to 5 years and capitalized software – over 3 years or the useful life of software. Capitalized costs are not significant and are included in other assets in the Consolidated Balance Sheets.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its Consolidated statements of operations. At December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits or liabilities. See Note 13 for additional information.

Film Library Acquisition Obligations

Film library acquisition obligations represent amounts due in connection with acquiring film distribution rights that have been delivered. Pursuant to the film distribution rights agreements, the Company’s right to distribute films may revert to the licensor if the Company is unable to satisfy its financial obligations with respect to the acquisition of the related distribution rights. See Note 15 for additional information.

Accrued Participation Costs

Parties involved in the production of a title may be compensated in part by contingent payments based on the financial results of a title pursuant to contractual formulas (participations) and by contingent amounts due under provisions of collective bargaining agreements (residuals). Such costs are collectively referred to as participation costs. Participations may be given to creative talent, such as actors or writers, or to entities from whom distribution rights are licensed. Such amounts are estimated based on film ultimate revenues or airings.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Related Party Transactions – Due To/Due From Affiliated Companies

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include subsidiaries and affiliates of the Company and Chicken Soup for the Soul Holdings, LLC (“CSS”), the Company’s parent company. The financial statements and accompanying notes include disclosures of material related party agreements and transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. See Note 14 for additional information.

Revenue Recognition

Revenue from contracts with customers is recognized as contractual performance obligations are satisfied; generally, this occurs at the point in time when the customer has the ability to direct the use and obtain substantially all the benefits of that good or service. Our contractual performance obligations include the licensing or sale of content, production services or delivery of online advertisements. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services to customers. See Note 5 for additional information.

Share-Based Compensation

Our policy is to issue new shares for purchases under our Long Term Incentive Plan. Share-based compensation expense is estimated at the grant date based on a stock option’s fair value. The determination of the share-based compensation expense related to stock options is calculated using a Black-Scholes-Merton option pricing model and is affected by our stock price, expected stock price volatility over the term of the awards, expected term, risk free interest rate and expected dividends. We record forfeitures as they occur. See Note 6 for additional information.

Advertising Costs

Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in our Consolidated statements of operations. Advertising expense was $4,730,573 and $1,383,718 for the years ended December 31, 2021 and 2020, respectively.

Treasury Stock

Treasury stock is accounted for using the cost method.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company adopted ASU-2020-04 in the second quarter of 2021 on a prospective basis and will apply this guidance as contracts are modified through December 2022. The adoption did not have an immediate direct impact on the Company’s consolidated financial statements. We do not expect there to be a material impact on our financial statements.

In March 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The new guidance was applied on a prospective basis. The Company adopted ASU 2019-02 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The Company adopted ASU 2018-18 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The Company adopted ASU 2018-15 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, adoption is not required until fiscal years beginning after December 15, 2021 as recently deferred by FASB. The Company is currently assessing the potential impact ASU 2016-02 will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the impact of implementation is expected to have a material impact on its consolidated financial statements. If adopted, the Company estimates the right-of-use lease asset and corresponding lease liability will each total approximately $13,500,000, respectively, as of December 31, 2021. The Company does not expect adoption to have any material impact on its results from operations and financial condition.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The fair values of assets acquired were based upon valuations performed by independent third-party valuation experts.

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

Of the $34,910,000 of contingent consideration, the Company has paid $8,627,284 during 2021. There has not been a significant change in the fair value of the contingent consideration as of December 31, 2021.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The following table illustrates Sonar’s stand-alone financial performance included in the Company’s condensed consolidated statement of operations:

Year Ended
December 31,
2021
Net revenue	$19,207,115
Net income	$9,750,510

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

	Year Ended December 31,
	2021	2020
Net revenue	$116,348,860	$83,670,714
Net loss	$(65,184,716)	$(50,611,076)
Basic and diluted net loss per share	$(4.34)	$(4.11)

On October 21, 2021, the Company acquired a 51% ownership stake in Locomotive Global Inc. for $650,000.

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

The following tables disaggregate our revenue by source:

	Year Ended December 31,
				% of
	2021	% of revenue	2020	revenue
Revenue:
VOD and streaming	$62,630,109	57%	$53,761,636	81%
Licensing and other	47,765,357	43%	12,595,320	19%
Net revenue	$110,395,466	100%	$66,356,956	100%

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

Revenue from the licensing and production of movies, television series and programs and short-form video content is recognized when or as the Company transfers control of the contracted asset to the customer. The transfer of control is represented by the Company’s delivery of the contracted asset (or the Company otherwise makes available unconditionally) to the customer and the license period during which the customer is able to benefit from its right to access or its right to use the asset has begun. Cash advances received by the Company are recorded as deferred revenue until all performance obligations have been satisfied. When payment is due from a customer more than one year before or after revenue is recognized, we consider whether the contract contains a significant financing component and if the transaction price should be adjusted for the time value of money. We do not adjust the transaction price for amounts that are due within one year from recognizing revenue. Given the nature of our business from time to time we engage with distributors and customers for terms that include fixed license fees or minimum guarantees that are paid over a period of time.  Minimum guarantees are based on sales and net cash collections made by the distributor to third parties. These minimum guarantees are generally collectible via royalty payments on a monthly or quarterly basis. For the years ended December 31, 2021 and 2020, the Company entered into licensing deals with significant financing components, of approximately $28,725,250 and $0, respectively.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

In the ordinary course of business and as part of its content acquisition strategy, the Company will acquire a film or the worldwide rights to distribute a film, to improve its overall film library offering and generate attractive risk adjusted film returns. The Company will sometimes look to sub-license rights to distributors when it is attractive to do so in order to reduce the risk associated with the acquisition of rights. During the years ended December 31, 2021 and 2020, the Company relicensed a subset of acquired film rights for approximately $6,537,000 and $2,200,000, respectively.

No impairment losses have arisen from any Company contracts with customers during the years ended December 31, 2021 and 2020, respectively.

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

Contract balances

Contract balances include the following:

	December 31,	December 31,
	2021	2020
Accounts receivable, net	$25,818,447	$14,588,684
Contract assets (included in accounts receivable)	34,395,360	11,408,263
Total accounts receivable, net	$60,213,807	$25,996,947

Deferred revenue (included in other liabilities)	$1,536,687	$590,624

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

Contract receivables are recognized in the period the Company performs the agreed upon performance obligations and the Company’s right to consideration becomes unconditional. Payment terms vary by the type and location of our customer and the goods or services provided. The term between invoicing and when payment is due not generally significant, but can extend from 1 - 5 years where a significant financing component exists with a minimum guarantee or a fixed license fee.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

collections made by the distributor from third parties. These minimum guarantees are generally collectible via royalty payments on a monthly or quarterly basis over the term of the contractual arrangement.

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of our satisfying our performance obligations. Our deferred revenue balance primarily relates to advance payments received related to our content distribution rights agreements and our production sponsorship arrangements. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2021.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2021 and 2020, the Company recognized $2,684,307 and $921,115, respectively, of non-cash share-based compensation expense in selling, general and administrative expense in the Consolidated Statements of Operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Stock options activity as of December 31, 2021 and 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2019	1,032,500	$7.73	3.33	$576,000
Granted	130,000	11.36
Forfeited	(21,250)	8.73
Exercised	(10,000)	7.50
Expired	—	—
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900
Granted	847,213	20.68
Forfeited	(14,958)	16.20
Exercised (a)	(586,166)	7.26
Expired	—	—
Outstanding at December 31, 2021	1,377,339	$16.13	3.67	$2,579,201

Vested and exercisable at December 31, 2020	881,253	$7.69	1.91	$10,839,276
Vested and exercisable at December 31, 2021	648,119	$11.64	2.77	$2,407,521

(a)	During the year ended December 31, 2021, 184,550 stock options were exercised and converted to 121,255 shares of Class A Common Stock via the cashless exercise option.

As of December 31, 2021, the Company had unrecognized pre-tax compensation expense of $8,022,735 related to non-vested stock options under the Plan of which $3,473,030, $3,101,932 and $1,447,773 will be recognized in 2022, 2023 and 2024, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2021	2020
Expected dividend yield	0.0%	0.0%
Expected equity volatility	62.0%	56.5%
Expected term (years)	5	5
Risk-free interest rate	1.29%	2.05%
Exercise price per stock option	$16.13	$8.13
Market price per share	$16.13	$7.80
Weighted average fair value per stock option	$8.66	$3.76

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

The Company also awards common stock grants to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

period. For the year ended December 31, 2021 and 2020, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $2,563,500 and $210,400, respectively.

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

Basic and diluted loss per share are computed as follows:

	Year Ended December 31,
	2021	2020
Net loss available to common stockholders	$(59,419,724)	$(44,552,353)

Basic weighted-average common shares outstanding	15,018,421	12,301,185
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	15,018,421	12,301,185

Basic and diluted loss per share	$(3.96)	$(3.62)

Anti-dilutive stock options and warrants	3,440,866	800,041

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 8 – Content Assets

Content assets consists of the following:

	December 31,	December 31,
	2021	2020
Original productions:
Programming costs released	$25,669,921	$22,986,486
In production	562,808	—
In development	6,662,591	4,639,169
Accumulated amortization (a)	(23,268,306)	(12,298,648)
Programming costs, net	9,627,014	15,327,007

Film library:
Film library acquisition costs	134,463,191	78,330,094
Accumulated amortization (b)	(80,847,748)	(43,090,959)
Film library costs, net	53,615,443	35,239,135

Licensed program rights:
Programming rights	1,209,362	1,209,362
Accumulated amortization	(806,423)	(755,186)
Programming rights, net	402,939	454,176

Content assets, net	$63,645,396	$51,020,318

(a) As of December 31, 2021 and 2020. accumulated amortization includes impairment expense of $6,049,631and $2,213,032, respectively.

(b) As of December 31, 2021 and 2020, accumulated amortization includes impairment expense of $3,745,223 and $1,760,846, respectively.

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

Amortization, including impairments of content assets is as follows:

	December 31,
	2021	2020
Original productions	$4,920,027	$402,681
Film library	34,011,566	23,309,647
Licensed program rights	51,237	254,125
Content asset impairment	9,794,854	3,973,878
Total programming amortization expense	$48,777,684	$27,940,331

In fourth quarter of 2021, we reorganized our production operations due to the acquisition of Sonar Entertainment and formed Chicken Soup For The Soul Television Group. In connection with this change, we performed an evaluation of shows in development and monetization strategies across our content portfolio, that resulted in the identification of content not consistent with management’s strategy and accelerated amortization associated with changes in the expected monetization of certain programs. For the years ended December 31, 2021 and 2020, the Company recognized content impairment charges of $9,794,854 in 2021.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 9 – Intangible Assets and Goodwill

Amortizable intangible assets, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
December 31, 2021:
Acquired customer base	$2,290,241	$1,545,913	$744,328	$—
Crackle Plus content rights	1,708,270	1,494,736	—	213,534
Crackle Plus brand value	18,807,004	7,052,626	—	11,754,378
Crackle Plus partner agreements	4,005,714	2,103,000	—	1,902,714
Distribution network	3,600,000	700,000	—	2,900,000
Locomotive contractual rights	1,356,868	92,403	—	1,264,465
Non-compete agreement	530,169	530,169	—	—
Website development	389,266	389,266	—	—
Total	$32,687,532	$13,908,113	$744,328	$18,035,091

December 31, 2020:
Acquired customer base	$2,290,241	$1,087,865	$—	$1,202,376
Non-compete agreement	530,169	419,717	—	110,452
Website development	389,266	259,510	—	129,756
Crackle Plus content rights	1,708,270	925,313	—	782,957
Crackle Plus brand value	18,807,004	4,365,912	—	14,441,092
Crackle Plus partner agreements	4,005,714	1,301,857	—	2,703,857
Total	$27,730,664	$8,360,174	$—	$19,370,490

Amortization expense was $5,547,939 and $16,081,461 for the years ended December 31, 2021 and 2020, respectively.

As a result of our principal focus on AVOD services, management determined that our sole SVOD service’s acquired customer intangible base and reporting unit goodwill was impaired during the fourth quarter of 2021.  All other long lived intangible assets groupings were deemed recoverable as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 amortization expense for the next 5 years is expected be:

2022	$5,353,680
2023	5,140,147
2024	3,847,030
2025	2,686,715
2026	1,007,519
Total	$18,035,091

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Indefinite lived Intangible assets, consists of the following:

	December 31,	December 31,
	2021	2020
Chicken Soup for the Soul Brand	$5,000,000	$5,000,000
Popcornflix Brand	7,163,943	7,163,943
Total	$12,163,943	$12,163,943

Total goodwill on our Consolidated Balance Sheets was $39,986,530 and $21,448,106 as of December 31, 2021 and December 31, 2020, respectively.

Changes in the carrying amount of goodwill by our reporting units for the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	19,838,743	—
Accumulated impairment losses	—	—	(1,300,319)
Total	$18,911,027	$21,075,503	$—

	December 31, 2020
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	—	—
Accumulated impairment losses	—	—	—
Total	$18,911,027	$1,236,760	$1,300,319

Goodwill and Indefinite Lived Intangible Asset Impairment:

Goodwill relating to our three reporting units and other intangible assets with indefinite lives are reviewed for impairment on an annual basis at December 31, 2021, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. For annual impairment tests, we perform qualitative assessments for our reporting units and our indefinite lived intangibles that we estimate have fair values that significantly exceed their carrying amounts.

For our 2021 assessment, we performed a qualitative assessment of our CSS brand and our Distribution & Production reporting unit and determined that they were not impaired. We weighed the relative impact of market-specific and macroeconomic factors, as well as, factors specific to the reporting unit. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is more likely than not that the fair values of the reporting unit and license are below their carrying values, and therefore, performing a quantitative test was unnecessary.

We performed a quantitative test for our Online Networks and SVOD reporting units and found that the SVOD reporting unit’s goodwill was impaired as of December 31, 2021, resulting in a charge of $1,300,319. The Online Networks reporting unit had a negative equity value as of December 31, 2021, and is therefore not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

We also performed a quantitative assessment for our Popcornflix indefinite lived intangible. We weighed the relative impact of market-specific and macroeconomic factors for the AVOD market, as well as, factors specific to the Popcornflix AVOD service. Our assessment included expected future revenue estimates for the Popcornflix service and revenue multiples from publicly traded companies with operations and characteristics similar to Popcornflix. Based on the results of the 2021 quantitative impairment test, we concluded that the estimated fair value exceeded their respective carrying value and therefore no impairment charge was required.

Note 10 – Debt

Long-term debt for the periods presented was as follows:

	December 31,	December 31,
	2021	2020
Notes due 2025	$32,895,900	$32,895,900
Revolving Loan	17,585,699	—
Film Acquisition Advance	6,196,909	8,659,136
Revolving Credit Facility	—	2,500,000
Total debt	56,678,508	44,055,036
Less: debt issuance costs	1,402,880	1,798,433
Less: current portion	6,196,909	2,500,000
Total long-term debt	$49,078,719	$39,756,603

Revolving Loan

On May 21, 2021, the Company entered into a credit agreement with Midcap Financial Trust. The credit agreement provides the Company with a revolving loan in an aggregate principal amount not to exceed $20,000,000 at any time outstanding. On the closing date, the Company made an initial draw down on the loan of $18,272,931 in connection with funding the SEI acquisition. The availability under the loan at any time is subject to the borrowing base, which is equal to 85% of the eligible accounts receivable minus the sum of all reserves and is adjusted monthly, as necessary.

The loan bears interest at 4% plus the greater of LIBOR or 0.75% per annum. In addition, the loan contains an unused line fee of 0.5% per annum and a collateral management fee of 0.504% per annum. Interest and fees on the loan are payable in arrears on the first day of each month and on the maturity of the loan.

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. The Company is in compliance with all covenants as of December 31, 2021.

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

Film Acquisition Advance

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company will pay the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. During the year ended December 31, 2021, the Company repaid $2,616,313 of the principal outstanding under the Film Acquisition Advance.

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

On March 3, 2021, the Company repaid the remaining outstanding principal of $2,500,000 and terminated the Revolving Credit Facility.

As of December 31, 2021, the expected aggregate maturities of long-term debt for each of the next four years are as follows:

2022	$6,196,909
2023	—
2024	17,585,699
2025	32,895,900
$56,678,508

Note 11 – Put Option Obligation

As part of the additional purchase price for the Sonar acquisition the Company issued a 5% interest in CSS AVOD, Inc. and a put option that, if exercised, requires the Company to purchase the issued investor shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

time during a three year period commencing on October 8, 2022 and expiring on October 7, 2025 (“Put Election Period”).  As of December 31, 2021, the 5% interest in CSS AVOD, Inc. consists of the following:

December 31,
2021
Put Option Obligation	$11,400,000
Noncontrolling Interests	95,592
Total	$11,495,592

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 12 – Stockholders’ Equity

Treasury Stock

At December 31, 2021, we had $7,430,322 of authorization remaining under our $20,000,000 stock repurchase program approved by the Board of Directors in the fourth quarter of 2021. During fourth quarter of 2021, the Company repurchased 870,267 shares of common stock at an average price of $14.44.

Underwritten Public Common Stock Offering

On July 7, 2021, the Company completed an underwritten public offering of 1,875,000 shares of common stock at a price $40.00 per common share, generating net proceeds of $70,500,000.

Common Stock Private Placement

On January 20, 2021, the Company completed a private placement of 1,022,727 shares of common stock at a price of $22.00 per common share, generating net proceeds of $21,374,994.

At the Market Offering

During the year ended December 31, 2021, the Company completed the sale of an aggregate of 126,000 shares of Class A common stock, generating net proceeds of $3,435,819.

Noncontrolling Interests

Noncontrolling interests represent an equity interest in consolidated subsidiaries, including CSS AVOD, Locomotive Global and Landmark Studio Group. On September 8, 2021, the Company purchased an additional 25,000 units of common equity in Landmark Studio Group from Cole investments VII, LLC for $6,000,000. The purchase increased the Company’s ownership in Landmark Studio Group from 53.5% to 78.5%. In October 2021, the Company acquired a 51% stake in Locomotive Global Inc., a film production services company in India.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Right to Receive Liquidation Distributions

Subject to the preferential or other rights of any holders of preferred stock then outstanding, including the Series A Preferred Stock, upon our dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Class A Common Stock and Class B Common Stock will be entitled to receive ratably all of our assets available for distribution to our stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is approved in advance by the affirmative vote (or written consent if action by written consent of stockholders is permitted at such time under our certificate of incorporation) of the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock, each voting separately as a class.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Warrants

Warrant activity as of December 31, 2021 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2020	Exercised (a)	at December 31, 2021	Price	Term (Yrs.)
Class W	622,622	(96,260)	526,362	$7.50	1.50
Class Z	180,618	(57,509)	123,109	12.00	2.50
CSSE Class I	800,000	—	800,000	8.13	2.37
CSSE Class II	1,200,000	—	1,200,000	9.67	2.37
CSSE Class III-A	380,000	—	380,000	11.61	2.37
CSSE Class III-B	1,620,000	—	1,620,000	11.61	2.37
Total	4,803,240	(153,769)	4,649,471	$10.06	2.27

(a) As of December 31, 2021, 117,244 warrants were exercised and converted to 83,463 shares of Class A Common Stock via the cashless exercise option.

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Year Ended December 31,
	2021	2020
Current provision:
States	$66,000	$99,000
Total current provision	$66,000	$99,000

The provision for income taxes is different from amounts computed by applying the U.S. statutory rates to consolidated loss before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate of 21%	(21.00)%	(21.00)%
Increase (decrease) resulting from:
Crackle amortization	0.21%	7.88%
State and local taxes	0.46%	(0.23)%
Programming costs	10.99%	1.73%
Share-based compensation - long-term incentive plan	1.41%	0.61%
Film library	8.32%	10.97%
Allowance for doubtful accounts	(0.24)%	(0.31)%
Other	(0.15)%	0.02%
Effect of valuation allowance related to prior year net operating loss	—%	0.33%
Actual tax provision	0.00%	0.00%

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$14,503,000	$10,428,000
Acquisition-related costs	539,000	723,000
Film library and other intangibles	16,883,000	11,968,000
Other	337,000	39,000
Less: valuation allowance	(31,412,000)	(20,003,000)
Total deferred tax assets	850,000	3,155,000
Deferred tax liabilities:
Programming costs	299,000	2,715,000
Other assets	551,000	440,000
Total deferred tax liabilities	850,000	3,155,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $53,951,000, $10,843,000 of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $43,108,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $11,490,000 and $8,760,000 for the years ended December 31, 2021 and 2020, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At December 31, 2021, CSS directly owns approximately 100% of the Company Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 49% of the total outstanding common stock and 91% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel. The assets and resources provided are included as a part of a management services and a license agreement. A summary of the relevant ongoing agreements is as follows:

CSS Management Services Agreement

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

Under the terms of the Management Agreement, the Company pays a quarterly fee to CSS equal to 5% of the net revenue as reported under GAAP for each fiscal quarter. For the years ended December 31, 2021 and 2020, the Company recorded management fee expense of $5,519,774 and $3,317,848, respectively, payable to CSS.

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

CSS License Agreement and Marketing Support Fee

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

For the years ended December 31, 2021 and 2020, the Company recorded a combined license and marketing support fee expense of $5,519,773 and $3,317,848, respectively, payable to CSS.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020, the Company had an intercompany payable and receivable, respectively, with affiliated companies.

	December 31,	December 31,
	2021	2020
Due to affiliated companies	$489,959	$—
Due from affiliated companies	—	5,648,652
Total due to/due from affiliated companies	$489,959	$5,648,652

Other Related Parties

In the ordinary course of business, the Company is involved in arms-length transactions with certain minority shareholders of a consolidated subsidiary related to the licensing of television and film programming. During 2021, revenues of $6,070,312 were realized, with $6,363,951 included in Accounts receivable at December 31, 2021.

Note 15 – Commitments and Contingencies

Operating Leases

The Company is obligated under non-cancellable lease agreements for certain facilities and services, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as lease obligations. These leases expire at various points through 2031. Rent expense related to these leases was $2,005,300 and $1,807,769 for the years ended December 31, 2021 and 2020, respectively.

Content Obligations

Content obligations include amounts related to the acquisition, licensing and production of content. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the consolidated balance sheet. As of December 31, 2021, the Company had $38,638,445 of content obligations, comprised of $24,673,866 in film library acquisition obligations, $1,641,250 of programming obligations and $12,323,329 of accrued participation costs.  As of December 31, 2020, the Company had $25,849,529 of content obligations, comprised of $8,616,562 in film library acquisition obligations, $4,697,316 of programming obligations and $12,535,651 of accrued participation costs.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Future minimum payments under non-cancelable operating leases and off-balance sheet content commitments as of December 31, 2021 were as follows:

2022	$39,720,118
2023	26,955,403
2024	1,287,430
2025	1,313,178
2026	1,408,407
2027 - 2031	6,644,546
Total minimum lease and content payments	$77,329,082

Sonar Acquisition

The Company owes contingent consideration related to the acquisition of Sonar of $9,764,256 at December 31, 2021. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participation on a slate of development projects. Additionally, the Company has a Put obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement. See Notes 4 and 11 for additional information.

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

Net revenue generated in the United States accounted for approximately 78% and 99% of total Net revenue for the years ended December 31, 2021 and 2020, respectively. All of the Company’s long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 17 – Client Concentration

Customers with concentrations in excess of 10% of Net revenue and Gross accounts receivable are as follows:

	Year Ended December 31,
	2021	2020
Customer A	16%	—%

	Year Ended December 31,
Accounts Receivable	2021	2020
Customer A	27%	—%
Customer B	—%	13%

Note 18 – Subsequent Events

Revolving Loan

On February 8, 2022, the Company amended the credit agreement with Midcap Financial Trust. The amended credit agreement provides an additional $10,000,000 in aggregate principal available under the revolving loan, increasing the availability to $30,000,000.

Stock Repurchase Program

On February 28, 2022, the Board of Directors authorized and approved a $10,000,000 increase to the Company’s stock repurchase program.

1091 Media Acquisition

On March 4, 2022, the Company acquired the assets of 1091 Media, LLC (“1091 Media”) for approximately $15,550,000.  The purchase price is comprised of $8,000,000 in cash, $2,000,000 in the form of newly issued shares of the Company’s Series A perpetual preferred stock valued at $25 per share, and 375,000 shares of Class A common stock valued at $14.80 per share.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2021 and did not identify any material weaknesses.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

By:
	/s/ William J. Rouhana, Jr.	March 31, 2022
William J. Rouhana, Jr., Chairman and Chief Executive Officer

	/s/ Christopher Mitchell	March 31, 2022
Christopher Mitchell, Chief Financial Officer

	/s/ Jason Meier	March 31, 2022
Jason Meier, Chief Accounting Officer

	/s/ Amy L. Newmark	March 31, 2022
Amy L. Newmark, Director

	/s/ Cosmo DeNicola	March 31, 2022
Cosmo DeNicola, Director

	/s/ Fred M. Cohen	March 31, 2022
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	March 31, 2022
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	March 31, 2022
Diana Wilkin, Director

	/s/ Vikram Somaya	March 31, 2022
Vikram Somaya, Director

	/s/ Martin Pompadur	March 31, 2022
Martin Pompadur, Director