Form 10-K/A
period 2021-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-04-29
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putnam Avenue - Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, $.0001 par value per share	CSSE	The Nasdaq Stock Market LLC

9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC

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

The number of shares of Common Stock outstanding as of March 30, 2022 totaled 15,368,498 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	7,713,992
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

None.

Auditor Name	Rosenfield and Company, PLLC
Auditor Firm ID	5905
Auditor Location	New York, New York

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of Chicken Soup for the Soul Entertainment, Inc. (“CSSE” or the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2022 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not modify or update the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

1

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

This Amendment, the Annual Report on Form 10-K that it amends, and our other filings under the Securities Exchange Act of 1934, as amended, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; seasonality; liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; future regulatory changes; pricing changes; the impact of, and the company's response to new accounting standards; action by competitors; user growth; partnerships; user viewing patterns; payment of future dividends; obtaining additional capital, including use of the debt market; future obligations; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; tax expense; recognition of unrecognized tax benefits; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in the Annual Report amended hereby. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

The forward-looking statements contained in this Amendment are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Amendment together with the Annual Report that it amended and the documents we have filed as exhibits to this Annual Report completely and with the understanding our actual future results may be materially different from what we expect, or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information about Directors and Executive Officers

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors.

					Nominating	Technology,
			Audit	Compensation	& Governance	Data & Innovation
Name	Age	Position	Committee	Committee	Committee	Committee
William J. Rouhana, Jr.*	69	Chairman of the Board and Chief Executive Officer
Christopher Mitchell*	52	Chief Financial Officer and Director
Elana B. Sofko	54	Chief Strategy Officer
Amy L. Newmark*	65	Senior Brand Advisor and Director
Fred M. Cohen	77	Director	✓	✓	✓
Cosmo DeNicola	67	Director	✓			✓
Martin Pompadur	86	Director			✓	✓
Christina Weiss Lurie	62	Director		✓
Diana Wilkin	63	Director	✓	✓		✓
Vikram Somaya	46	Director			✓	✓

*Services provided pursuant to the CSS Management Agreement

Each director nominee serves as a current director of the Company and attended at least 75% of all meetings of the board of directors and each committee on which he or she sat or was eligible to sit in during 2021. Christopher Mitchell was appointed to our board on June 22, 2021, and Vikram Somaya was appointed to our board on October 7, 2021.

We believe that it is necessary for each of our directors to possess qualities, attributes, and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board of directors. As described below under “Nominating and Governance Committee — Guidelines for Selecting Director Nominees,” the nominating and governance committee of our Board considers all factors it deems relevant when evaluating prospective candidates or current members of our Board for nomination to our Board, as prescribed in the committee’s written charter and established guidelines and the Company’s corporate governance guidelines. All of our directors bring to the Board leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide our Board, as a whole, with the skills and expertise that reflect the needs of the Company. The following skills matrix shows the diverse range of experience our current directors provide to our Company.

	Qualifications			Experience
			Audit				Media &
		Public	Committee				Entertainment
	Executive	Company	Financial				Industry
	Leadership	Director	Expert(1)	Finance	Law	M&A	Experience
William J. Rouhana, Jr.	✓			✓	✓	✓	✓
Christoper Mitchell	✓			✓		✓	✓
Amy L. Newmark	✓	✓		✓		✓	✓
Fred M. Cohen	✓					✓	✓
Cosmo DeNicola	✓		✓	✓		✓	✓
Martin Pompadur	✓	✓			✓	✓	✓
Christina Weiss Lurie	✓						✓
Diana Wilkin	✓						✓
Vikram Somaya	✓					✓	✓

(1)	Indicates audit committee members who the board has determined meet the criteria of an “Audit Committee Financial Expert” under applicable SEC rules.

Certain individual experiences, qualifications, and skills of our directors that contribute to the board of directors’ effectiveness as a whole are described in the biographies set forth below:

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

Christopher Mitchell. Mr. Mitchell became the Company’s Chief Financial Officer and the Chief Financial Officer of CSS on January 1, 2019. He has more than 25 years of experience managing and financing businesses and providing financial and strategic advice to senior management teams. Mr. Mitchell was elected to our board of directors at the June 10, 2021, meeting of stockholders. Since May 2013, he has been a member of the executive leadership team and an Executive Vice President at CSS, and the Chief Executive Officer of Chicken Soup for the Pet Lover’s Soul LLC, a subsidiary of CSS. From 2009 to 2013, he was the Chief Executive Officer and founder of TMG Partners, a specialized private capital investment firm focused on enterprising consumer goods and media companies. From 2004 to 2009, Mr. Mitchell was a senior founding member of a proprietary investment fund at Bank of America Merrill Lynch focused on making direct private investments into mostly consumer goods and media companies, including an investment in CSS, and from 1993 to 2003, he was a member of the Leveraged Finance team at Bank of America Merrill Lynch. During his career, Mr. Mitchell has led or assisted 59 transactions totaling more than $17 billion, including financings for subscription based or ad supported media businesses such as Bloomberg, Inc., QwestDex, Inc., Radio One, Inc., Block Communications, Gray Television, Inc., and Entercom Radio, LLC and consumer goods companies such as Del Monte, S&W Fine Foods, Contadina, College Inn, StarKist, Sun Fresh, Orchard Select, Kibbles ‘n Bits, C&H Sugar, Bell Sports and Accessory Network (leading accessories designer and manufacturer for Calvin Klein, Karl Lagerfeld, Tahari and Izod). Mr. Mitchell received his B.S. in Finance and B.S. in Management from Virginia Tech and studied International Law and Finance at the London School of Economics and Political Science.

Elana B. Sofko. Ms. Sofko became the Company’s Chief Strategy Officer on May 1, 2021. Prior to that, she served as the Company’s Chief Operating Officer since November 2017 and as Senior Vice President of Business Development and Distribution for the Company since September 2016. Ms. Sofko brings more than two decades of media and entertainment experience to the Company. From January 2013 to August 2016, Ms. Sofko led the digital business growth initiatives for WWE, a leading entertainment company, including WWE’s localization of digital products and the launch and international expansion of WWE Network, a subscription-based video over-the-top (OTT) service. From 2011 to December 2012, she led a technology innovation development program at ESPN and prior to that, from 2007 to 2011, headed global content strategy for Nokia’s mobile app storefront. From 2003 to 2007, Ms. Sofko launched digital businesses for A&E Television Networks. From 1997 to 2003, Ms. Sofko worked on the launch of satellite radio as part of the start-up team at SiriusXM. From 1991 to 1997, Ms. Sofko built and launched commercial background music services for News Corp. She received her B.A. from the State University of New York at Albany and an M.B.A. from the University of Connecticut.

Amy L. Newmark. Ms. Newmark has been a member of the Board since the Company’s formation in May 2016. She has more than 30 years of media and telecommunications industry and investment banking experience. Ms. Newmark has been the Publisher, Editor-in-Chief, and an author for CSS since April 2008 and has co-authored the publication of more than 175 books under the brand during her tenure. Ms. Newmark also serves as our Senior Brand Advisor. Ms. Newmark founded and managed a successful hedge fund for five years. Prior to that she was a Managing Director at CJ Lawrence and was a top-ranked telecom analyst during her tenure. She received her A.B. from Harvard University and is a Chartered Financial Analyst. Among other qualifications, Ms. Newmark brings to the Board important financing experience, content publications expertise and an intimate knowledge of the Chicken Soup for the Soul brand and related operations. Ms. Newmark is the wife of Mr. Rouhana, the Company’s Chairman and Chief Executive Officer.

Fred M. Cohen. Mr. Cohen has been a member of the Board since June 2016. He has more than 35 years of media and entertainment experience. Since 2004, he has been the Chairman of the International Academy of Television Arts & Sciences (Emmys), and, since 2000, the Chairman of its Foundation. Previously, he was the Executive Vice President of CBS Broadcast International, the President of King World International Productions, advisor to Harpo Productions on the international distribution of its television properties including The Oprah Winfrey Show and Dr. Oz. He is Chair Emeritus of PCI — Media Impact, a New York based international NGO (non-governmental organization). He received his B.A. from The University of Michigan and his M.S. from Stanford University. Among other qualifications, Mr. Cohen brings to the Board extensive executive and operational experience in the media and entertainment industries, including the international segments of such industries.

Cosmo DeNicola. Mr. DeNicola has been a member of the Board since June 2019. Mr. DeNicola is the founder of the Cosmo DeNicola Companies, a portfolio company that holds a diverse range of businesses in the healthcare, technology, publishing, professional sports, and entertainment industries. He is the founder of Amtech Software and Futura Services Inc., and a co-founder of InfoLogix Inc., LogisStar Solutions and Pursuit Healthcare Advisors. Mr. DeNicola received Ernst & Young’s Philadelphia Region Entrepreneur of the Year Award in 2018 and was honored by the Fox School of Business as one of 100 world-wide entrepreneurs and visionaries who have helped shape Fox Business School and the business world. Mr. DeNicola received his B.A. from Temple University. Among other qualifications, Mr. DeNicola brings to the Board extensive executive and entrepreneurial experience.

Martin Pompadur. Mr. Pompadur has been a member of the Board since June 2019. Mr. Pompadur has over 50 years of experience in the media and entertainment industry. He joined American Broadcasting Company in 1960 and became the youngest person ever appointed to ABC, Inc.’s Board of Directors. He is currently on the board of Nexstar Media Group, Inc., and has previously served on the boards of IMAX Corporation, ABC Inc., Ziff Corporation, News Corporation Europe, Sky Italia, News Out of Home, BSkyB, and Metromedia International Group. Mr. Pompadur received his B.A. from Williams College and an L.L.B. from University of Michigan Law School. Among other qualifications, Mr. Pompadur brings to the board extensive executive and operational experience in the media and entertainment industries.

Christina Weiss Lurie. Ms. Weiss Lurie has been a member of the Board since June 2016. Her multi-faceted career spans the worlds of sports, entertainment and philanthropy. She is a minority owner of the Philadelphia Eagles and President of Eagles Charitable Foundation (formerly Eagles Youth Partnership). She is also an Oscar award-winning film producer. As executive producer, Ms. Weiss Lurie received an Oscar for Inside Job (2011), which tackles the consequences of systematic corruption of the U.S. by the financial services industry, and Inocente (2013), which features the struggles of a homeless, undocumented teen. She is the co-founder of multiple independent film companies, including Tango Pictures and Fourth and Twenty Eight Films. She was born and raised in Mexico and is also a noted philanthropist. Under her leadership, the Philadelphia Eagles earned the coveted 2011 Beyond Sport Team of the Year award for their work in the community and for trailblazing environmental programs in professional sports. She received her B.A. from Yale University. Among other qualifications, Ms. Weiss Lurie brings to the Board extensive content production experience and broad management skills.

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

Vikram Somaya. Mr. Somaya has been a member of the Board since October 2021. He currently serves as Chief Data and Analytics Officer at PepsiCo. and brings to Chicken Soup for the Soul Entertainment’s board an extensive knowledge of new technologies, digital media, data analytics, corporate strategies, consumer behaviors, distribution and new advertising platforms. Prior to joining PepsiCo in 2019, Mr. Somaya served in various leadership roles at data-driven organizations. Previously, Mr. Somaya served as EVP, Chief Data Officer at Nielson; SVP, Global Data Officer and Ad Platforms at ESPN; General Manager of AdFX and Analytics at The Weather Company; and the VP of Global Operations and Audience at Thomson Reuters.

Board Composition

Effective as of the Annual Meeting, assuming election of the director nominees set forth in this proxy statement, our board composition will be as follows:

Board Diversity Matrix (As of April 28, 2022)
Board Size:
Total Number of Directors	9
	Female	Male	Did Not Disclose Gender
Gender Identity
Directors	2	6	1
Demographic Background
Asian	0	1	0
White	2	5	0
Did Not Disclose Demographic Background	1

Family Relationships

William J. Rouhana, Jr., the Company’s Chairman and Chief Executive Officer, is the husband of Amy Newmark, a member of the Board.

Leadership Structure

William J. Rouhana, Jr. serves as Chairman and Chief Executive Officer. The Company does not believe that its size or the complexity of its operations warrants a separation of the Chairman and Chief Executive Officer functions. Furthermore, the Company believes that combining the roles of Chairman and Chief Executive Officer promotes leadership and direction for executive management, as well as allowing for a single, clear focus for the chain of command. Mr. Rouhana is one of the Company’s founders and has substantial experience in the Company’s industry. The Company believes that he is uniquely qualified through his experience and expertise to be the person who generally sets the agenda for, and leads discussions of, issues relating to the implementation of the Company’s strategic plan. While the Board does not have a lead independent director, the independent directors meet in executive session regularly without the presence of management.

Conflicts of Interest

Our certificate of incorporation provides that:

•	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers, directors or stockholders or affiliates thereof, including but not limited to, CSS Productions, LLC (“CSS Productions”) and its affiliates; and

•	our officers and employees will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any activities of us or any of the CSS Companies to the fullest extent permitted by Delaware law.

We have entered into agreements with our affiliated companies which provide us with access to important assets and resources. This include a trademark and intellectual property license agreement, which we refer to as the “CSS License Agreement,” between us and CSS through which we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Pursuant to the CSS License Agreement, the CSS Companies have agreed not to produce and distribute video content. Accordingly, if any of our executive officers or directors becomes aware of a non-video content opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will be entitled to present those opportunities to the CSS Companies prior to presenting them to us. For the years ended December 31, 2021 and 2020, we recorded $5.5 million and $3.3 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

We have a management services agreement (the “CSS Management Agreement”) pursuant to which we pay our parent company, Chicken Soup for the Soul, LLC, a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement shall continue on a month-to-month basis until terminated by either party thereto. For the years ended December 31, 2021 and 2020, we recorded $5.5 million and $3.3 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Independence of Directors

The Company’s Class A common stock, 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, and its 9.50% Notes due 2025 are each listed on the Global Market of The Nasdaq Stock Market (“Nasdaq”) and the Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.

Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. DeNicola, Pompadur, Somaya and Cohen and Mses. Wilkin and Weiss Lurie is an independent director.

Board Role in Risk Oversight

The Board’s primary function is one of oversight. The Board as a whole works with the Company’s management team to promote and cultivate a corporate environment that incorporates enterprise-wide risk management into strategy and operations. Management periodically reports to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

Each committee of the Board is responsible for the evaluation of elements of risk management based on the committee’s expertise and applicable regulatory requirements. In evaluating risk, the Board and its committees consider whether the Company’s programs adequately identify material risks in a timely manner and implement appropriately responsive risk management strategies throughout the organization. The audit committee focuses on assessing and mitigating financial risk, including risk related to internal controls, and receives at least quarterly reports from management on identified risk areas. In setting compensation, the compensation committee strives to create incentives that encourage behavior consistent with the Company’s business strategy, without encouraging undue risk-taking. The nominating and governance committee considers areas of potential risk within corporate governance and compliance, such as management succession. Each of the committees reports to the Board as a whole as to their findings with respect to the risks they are charged with assessing.

Board Meetings and Committees

During the fiscal year ended December 31, 2021, the Board met 8 times and acted by written consent 14 times. All of the Company’s directors attended all of the meetings of the Board and committees on which they served. The directors are encouraged to attend meetings of stockholders, if they are able, and all of our directors attended the 2021 annual meeting of stockholders.

The Board has three separately standing committees: the audit committee, the compensation committee, and the nominating and governance committee. Each committee is composed entirely of independent directors as determined in accordance with the rules of Nasdaq for directors generally, and where applicable, with the rules of Nasdaq for such committee. In addition, each committee has a written charter, a copy of which is available free of charge on the Company’s website at http://ir.cssentertainment.com.

Audit Committee

The audit committee consists of Mr. DeNicola (committee chairman), Mr. Cohen, and Ms. Wilkin, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards. During the fiscal year ended December 31, 2021, the audit committee met five times.

The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

•	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in the Company’s annual reports;

•	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management the Company’s compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by the Company’s independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or reports which raise material issues regarding the Company’s financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Board has determined that each of Messrs. DeNicola and Cohen, and Ms. Wilkin are independent directors and are financially literate.

Additionally, we must annually certify to Nasdaq that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. DeNicola qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Report of the Audit Committee

The audit committee reviewed and discussed the Company’s audited financial statements for year ended December 31, 2021 with management, as well as with the Company’s independent registered public accounting firm. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T, as well as various accounting issues relating to presentation of certain items in the Company’s financial statements and compliance with Section 10A of the Securities Exchange Act of 1934, as amended. The audit committee received the written disclosures and letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding such firm’s communications with the audit committee concerning independence, and the audit committee discussed with such firm its independence.

Based upon the review and discussions referred to above, the audit committee recommended that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for filing with the Securities and Exchange Commission. The Board evaluated the performance of Rosenfield & Co. and re-appointed the firm as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

Submitted by the Audit Committee:

Cosmo DeNicola (Chairman)

Fred M. Cohen

Diana Wilkin

Compensation Committee

The compensation committee consists of Ms. Weiss Lurie (committee chairwoman), Ms. Wilkin, and Mr. Cohen, each of whom is an independent director. During the fiscal year ended December 31, 2021, the compensation committee met three times.

The compensation committee’s duties, which are specified in the Company’s compensation committee charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to the Chief Executive Officer’s compensation (if any), evaluating the Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of the other executive officers (including through the Company’s management services agreements);

•	reviewing the terms of the CSS Management Agreement as further described below under “Certain Relationships and Related Transactions — Affiliate Resources and Obligations — CSS Management Agreement;”

•	reviewing the Company’s executive compensation policies and plans;

•	implementing and administering the Company’s equity-based incentive compensation plans, determining who participates in the plans, establishing performance goals, if any, and determining specific grants and bonuses to the participants;

•	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

•	if required, producing a report on executive compensation to be included in the Company’s annual proxy statement; and

•	reviewing, evaluating and recommending changes to non-executive director compensation. The compensation committee makes all decisions regarding executive officer compensation.

The compensation committee periodically reviews the elements of compensation for the executive officers, including annual base salary, annual incentive bonus, and equity compensation, and advises the Board whether executive compensation is properly aligned with measures of shareholder value. The compensation committee also periodically reviews the terms of employment agreements with the executive officers, including in connection with any new hire or the expiration of any existing employment agreements. The compensation committee will consider the recommendations of the Chief Executive Officer when determining compensation for other executive officers of the Company. Executive officers do not determine any element or component of their own pay package or total compensation amount.

The compensation committee also reviews and approves the Company’s compensation plans, policies and programs and administers the Company’s equity incentive plans. In addition, the Chief Executive Officer, the Chief Financial Officer, and other members of management make recommendations to the compensation committee with regard to overall pay strategy for all employees, including program designs, annual incentive design, and long-term incentive plan design. Management from time to time provides the compensation committee with market information and relevant data analysis as requested.

The compensation committee retains sole authority to engage compensation consultants, including determining the nature and scope of services and approving the amount of compensation for those services, and legal counsel or other advisors. The compensation committee assesses the independence of any consultants pursuant to the rules and regulations of the Securities and Exchange Commission and the listing standards of Nasdaq. The Company will provide for appropriate funding, as determined by the compensation committee, for payment of any such investigations or studies and the compensation to any consulting firm, legal counsel or other advisors retained by the compensation committee. The compensation committee hired a compensation consultant during 2021.

Nominating and Governance Committee

The nominating and governance committee consists of Mr. Cohen (committee chairman), Mr. Pompadur, and Vikram Somaya, each of whom is an independent director under the Nasdaq listing standards. During the fiscal year ended December 31, 2021, the nominating and governance committee met two times. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the Board.

The compensation committee’s duties, which are specified in the Company’s compensation committee charter, include, but are not limited to:

•	Developing the criteria and qualifications for membership on the Board;

•	Recruiting, reviewing and nominating candidates for election to the Board or to fill vacancies on the Board;

•	Periodically reviewing the Company's corporate governance policies and recommending to the Board modifications to the policies as appropriate, including changes necessary to satisfy any applicable requirements of the NASDAQ, the SEC, and any other legal or regulatory requirements; and

•	Reviewing the Company’s policies and programs concerning corporate social responsibility, including environmental, social, diversity, and governance matters.

Guidelines for Selecting Director Nominees

The nominating and governance committee will consider persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the nominating and governance committee charter, generally provide that persons to be nominated:

•	should have demonstrated significant achievements in business, education, or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives, and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism, and intense dedication to serving the interests of the stockholders.

The nominating and governance committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating and governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. Although the Board does not have specific guidelines on diversity, it is one of many criteria considered by the nominating and governance committee when evaluating candidates. The nominating and governance committee does not distinguish among nominees recommended by stockholders and other persons.

Procedure for Stockholders to Recommend Director Candidates

The nominating and governance committee does not have a written policy or formal procedural requirements for stockholders to submit recommendations for director nominations. However, the nominating and governance committee will consider recommendations from stockholders. Stockholders should communicate nominee suggestions directly to the nominating and governance committee and accompany the recommendation with biographical details and a statement of support for the nominee. The suggested nominee must also provide a statement of consent to being considered for nomination. There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

In April 2022 our nominating and governance committee recommended to our board of directors the nomination of William J. Rouhana, Jr., Christopher Mitchell, Amy L. Newmark, Cosmo DeNicola, Martin Pompadur, Fred M. Cohen, Christina Weiss Lurie, Vikram Somaya and Diana Wilkin for re-election as directors. Our nominating and governance committee did not receive recommendations from any stockholders or others for director candidates.

Technology, Data and Innovation Committee

The technology, data and innovation committee consists of Mr. Vikram Somaya (committee chairman), Mr. DeNicola, Ms. Wilkin and Mr. Pompadur. The technology, data and innovation committee was formed in April 2022.

The technology, data and innovation committee’s duties, which are specified in the Company’s technology, data and innovation committee charter, include, but are not limited to:

Our technology, data and innovation committee is an newly formed committee created in April 2022. This committee will be responsible for assisting our board in overseeing and supporting the actions being taken by management in relation to technology and innovation. The technology, data and innovation committee will focus on key strategic issues in relation to our technology backbone and help our board and company in related areas, including:

•	the development of existing technology, architecture, and processes to enhance the customer experience and maintain the health and resilience of our IT systems;

•	adoption and implementation of new and future data and technology capabilities;

•	acquisition, innovations, partnerships, and joint ventures that can improve our technology or data capabilities;

•	consideration and implementation of strategies, policies and technologies that can enhance data security; and

•	evaluation of key threats and opportunities resulting from new business models and disruptive technologies.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2021 all Section 16(a) filing requirements were complied with in a timely manner, with the following exception: one of our officers and directors, Amy Newmark, timely submitted a Form 4 report for filing through the SEC’s EDGAR system. Although the report was ready timely and a filing attempt made 36 hours prior to due date, counsel experienced technical difficulties in making the electronic filing, which were unable to be resolved on the EDGAR system until after the initially attempted filing date and due date.

Code of Ethics

In August 2017, the Company adopted a code of ethics that applies to all of its respective executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of the Company’s business. This code of ethics is posted on the Company’s corporate website at http://ir.cssentertainment.com. In addition, the Company intends to post on its website disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Company’s code of ethics.

Stockholder Communications

Stockholders may contact the Board or individual members of the Board by writing to them in care of the Secretary, Chicken Soup for the Soul Entertainment Inc., P.O. Box 700, Cos Cob, Connecticut 06807. The Secretary will forward all correspondence received to the Board or the applicable director from time to time. This procedure was approved by the Company’s independent directors.

Director Compensation

Each of the Company’s independent Directors receives annual director fees totaling $50,000 per year in two equal semi-annual installments, payable 50% in cash and 50% in shares of Class A common Stock.

The following table sets forth compensation earned by each independent Director who are not named executive officers and served during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Fred M. Cohen	25,000	24,993	49,993
Christina Weiss Lurie	25,000	24,993	49,993
Diana Wilkin	25,000	24,993	49,993
Cosmo DeNicola	25,000	24,993	49,993
Martin Pompadur	25,000	24,993	49,993
Vikram Somaya	12,500	—	12,500

(1)	Represents the cash portion of annual director fees.

(2)	Represents the fair value of the share awards for the year ended December 31, 2021, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the board member. The assumptions made in valuing the share awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

There were no outstanding stock options held by the Company’s non-executive directors as of December 31, 2021.

ITEM 11. Executive Compensation

Compensation Objectives

Our compensation program is designed to attract, retain, and motivate highly qualified executive officers and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our Named Executive Officers for each of the fiscal years ended December 31, 2020 and 2021.

Name and Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($) (2)	All Other (1)	Total ($)
William J. Rouhana, Jr.	2021	135,000	—	—	9,638	144,638
Chief Executive Officer	2020	126,000	—	—	8,595	134,595
Scott W. Seaton	2021	29,623	—	—	3,391	33,014
Vice Chairman (3)	2020	62,500	—	—	6,819	69,319
Christopher Mitchell	2021	200,000	150,000	—	19,024	369,024
Chief Financial Officer	2020	200,000	125,000	—	18,204	343,204
Elana B. Sofko	2021	396,731	208,750	263,097	10,658	879,236
Chief Strategy Officer	2020	390,000	160,000	—	18,147	568,147

(1)	Represents the allocable portion (based on business time allocated to CSSE) of salary and bonus, medical care, vision, and long-term disability coverage premiums that is paid by our parent company to the listed executive officers. These amounts are not paid separately by CSSE; they are covered by payments CSSE makes under the CSS Management Agreement (except with respect to Elana B. Sofko).

(2)	The amounts reported in the “Stock Awards” column reflect the fair value of stock options for the year ended December 31, 2021, calculated in accordance with ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the stock option awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

(3)	Mr. Seaton resigned his position as Vice Chairman effective June 22, 2021, and the Company no longer receives the benefit of his services under the CSS Management Agreement.

Compensation Arrangements for Named Executive Officers

William J. Rouhana, Jr., Scott W. Seaton, Christopher Mitchell — CSS Management Agreement

The Company entered into the CSS Management Agreement with its parent operating company, CSS, on May 12, 2016. Under the terms of the CSS Management Agreement, the Company is provided with the broad operational expertise of the CSS companies’ personnel, including the Company’s chairman and chief executive officer, vice chairman, senior brand advisor and director, chief financial officer, and chief accounting officer. The CSS Management Agreement also provides for the Company to receive numerous other services, including accounting, legal, marketing, social media support, management, data access and back office systems, and requires CSS to provide the Company with office space and equipment usage. The terms of the CSS Management Agreement and payments made by the Company to date thereunder are described under “Certain Relationships and Related Transactions — Affiliate Resources and Obligations — CSS Management Agreement.”

Elana B. Sofko

Ms. Sofko became our Chief Strategy Officer on May 1, 2021. Prior to this, she was our Chief Operating Officer since November 6, 2017. During 2020, Ms. Sofko’s annual base salary was $390,000 and during 2021 her annual base salary was $400,000. Ms. Sofko is entitled to receive a discretionary cash bonus of up to 50% in 2020 and 80% in 2021, of her annual base salary each year. For the years ended December 31, 2020 and 2021, Ms. Sofko was awarded a cash bonus of $160,000 and $238,000, respectively.

Payments upon Termination or Change in Control

Ms. Sofko’s employment arrangement contains a severance and change of control provisions. If Ms. Sofko’s employment is terminated by the Company other than for cause, then she will be entitled to continued salary for a period of six months. Ms. Sofko is not entitled to accelerated vesting of any outstanding equity awards. Additionally, if there is a change in control of the Company, Ms. Sofko is entitled to a one-time payment.

The following table summarizes the amounts payable upon termination of employment for Ms. Sofko or for a change in control in the Company, assuming such events occurred on December 31, 2021.

For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount).

Potential Payments ($)
			By the	Change
		By the	Company	In Control
	By the	Company	Without	of the
Name	Executive	for Cause	Cause	Company
Elana B. Sofko	-	-	$200,000	$585,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option and stock awards as of December 31, 2021 for each Named Executive Officer.

Option Award
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercised	($)	Date
William J. Rouhana, Jr.	-	-	-	-
Chief Executive Officer
Scott W. Seaton	-	-	-	-
Vice Chairman (1)
Christopher Mitchell	100,000	-	$8.08	1/15/2024
Chief Financial Officer
Elana B. Sofko	33,948	-	$14.05	12/8/2026
Chief Strategy Officer	100,000	-	$8.08	1/15/2024

(1)	Mr. Seaton resigned his position as Vice Chairman effective June 22, 2021, and the Company no longer receives the benefit of his services under the CSS Management Agreement.

The Company believes equity grants provide its executives with a strong link to the Company’s long-term performance, create an ownership culture and help to align the interests of the Company’s executives and its stockholders. In addition, the Board and the compensation committee periodically review the equity incentive compensation of the Company’s named executive officers and, from time to time, may grant equity incentive awards to them in the form of stock options or other equity awards.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Class A common stock and Class B common stock as of April 25, 2022 by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

The beneficial ownership of each person was calculated based on 7,471,896 shares of Class A common stock outstanding and 7,654,506 shares of Class B common stock outstanding as of the date of this prospectus. Except as otherwise indicated, the Company believes all persons named in the table below have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Class A	%	Class B	%	Percent of Total Voting Power(2)
Current Directors and Officers:
William J. Rouhana, Jr.(3) (4)	316,932	4.2%	7,654,506	100%	91.5%
Vikram Somaya	—	0%	—	0%	*
Christopher Mitchell (5)	104,250	1.4%	—	0%	*
Elana B. Sofko (6)	168,750	2.3%	—	0%	*
Amy L. Newmark(3) (7)	61,464	0.8%	—	0%	*
Fred M. Cohen	14,364	0.2%	—	0%	*
Cosmo DeNicola (8)	261,338	3.5%	—	0%	*
Martin Pompadur	2,855	0.0%	—	0%	*
Christina Weiss Lurie	33,117	0.4%	—	0%	*
Diana Wilkin	21,447	0.3%	—	0%	*
All current directors and executive officers as a group (ten persons) (9)	984,517	12.6%	7,654,506	100%	92.3%
Five Percent Holders:
Chicken Soup for the Soul Productions, LLC	—	0%	7,654,506	100%	91.1%
Sony Corporation(10)	4,000,000	53.5%	—	0%	*
Royce & Associates, LP(11)	530,863	7.1%	—	0%	*
Ophir Global Opportunities Fund(12)	524,797	4.6%	—	0%	*
Bank of America Corporation(13)	574,502	7.7%	—	0%	*
Granaham Investment Management, Inc.(14)	1,005,193	13.5%	—	0%	*
Islet Management, LP(15)	718,240	9.6%	—	0%	*

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

(4)      Represents (i) 159,432 shares of Class B common stock beneficially owned by an affiliate of Mr. Rouhana and (ii) all of the shares of Class B common stock owned by CSS Productions. The ultimate parent of CSS Productions is CSS Holdings, which in turn is ultimately controlled by Mr. Rouhana.

(5)      Represents (i) 100,000 shares of Class A common stock purchasable under options that have vested. Such options granted under the Company’s 2017 Long-Term Incentive Plan, vest in twelve equal quarterly installments beginning on March 31, 2019 and are exercisable at $8.08 per share and (ii) 4,250 shares of Class A common stock issuable upon the exercise of Class W Warrants at an exercise price of $7.50 per share.

(6)      Represents: (i) 100,000 shares of Class A common stock purchasable under options that have vested, such options granted under the Company’s 2017 Long-Term Incentive Plan and vest in quarterly installments beginning on March 31, 2019 and are exercisable at $8.08 per share; (ii) 33,948 shares of Class A common stock purchasable under options that vested on issuance on December 10, 2021 and are exercisable at $14.05 per share and (iii) 34,802 shares of Class A common stock.

(7)      Includes (i) 21,780 shares of Class A common stock; (ii) 33,150 shares underlying Class W warrants at an exercise price of $7.50 per share and; (iii)  6,534 shares underlying Class Z warrants at an exercise price of $12.00 per share.

(8)      Includes 53,200 shares of Class A common stock issuable upon the exercise of Class W warrants at an exercise price of $7.50 per share.

(9)      Represents all of the shares beneficially owned by the individuals listed above and as set forth in footnotes (3) through (8) above.

(10)   The business address of Sony Corporation is 7-1, Konan 1-Chome, Minato-ku, Tokyo 108-0075 Japan. Information derived from a Schedule 13D/A filed on November 4, 2019. Includes shares of Class A common stock issuable upon the exercise of warrants to purchase (i) 800,000 shares of Class A Common Stock at an exercise price of $8.13 per share; (ii) 1,200,000 shares of Issuer Class A Common Stock at an exercise price of $9.67 per share; (iii) 380,000 shares of Class A Common Stock at an exercise price of $11.61 per share; and (iv) 1,620,000 shares of Class A Common Stock at an exercise price of $11.61 per share.

(11)   The business address of Royce & Associates, LP is 745 Fifth Avenue, New York, NY 10151. Information derived from a Schedule 13G/A filed on January 14, 2022. As set forth in such filing, the securities reported therein are beneficially owned by one or more registered investment companies or other managed accounts that are investment management clients of Royce & Associates, LP ("RALP"), an indirect majority owned subsidiary of Franklin Resources, Inc.("FRI"). Various accounts managed by Royce & Associates, LP have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of shares of the issuer.

(12)   Represents shares beneficially owned by Ophir Global Opportunities Fund. The business address of Ophir Global Opportunities Fund is Level 26, Governor Philip Tower One Farrer Place, Sydney, NSW 2000. Information derived from a Schedule 13G filed on February 14, 2022. As set forth in such filing, Ophir Asset Management US LLC serves as the investment manager to Ophir Global Opportunities Fund, Ophir Global High Conviction Fund, and certain accounts.

(13)   The business address of Bank of America Corporation is One Rockefeller Plaza, 23rd Floor, New York, NY 10020. Information derived from a Schedule 13G filed on January 31, 2022. The business address of Bank of America Corporation is 100 N Tryon Street, Charlotte, North Carolina 28255.

(14)   The business address of Granahan Investment Management, Inc.(“Granahan”) is 404 Wyman Street, Suite 460, Waltham, MA 02451. Jane M. White is the President and Chief Executive Officer of Granahan and may be deemed to beneficially own the Class A Common Stock owned by Granahan. Information derived from a Schedule 13G filed on February 14, 2022.

(15)   The business address of Islet Management LP is 590 Madison Avenue, 27th Floor, New York, NY 10022. Mr. Samuels is the Chief Executive Officer and Chief Investment Officer of Islet Management LP and may be deemed to beneficially own the Class A Common Stock owned by Islet Management LP. Information derived from a Schedule 13G filed on October 15, 2021.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Policy

The Company’s Code of Ethics requires that the Company avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the Board with all material information concerning the transaction. Additionally, the Company requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Affiliate Resources and Obligations

CSS License Agreement

We have a trademark and intellectual property license agreement with CSS, which we refer to as the “CSS License Agreement.” Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. We pay CSS an incremental recurring license fee equal to 4% of our net revenue for each calendar quarter, and a marketing fee of 1% of our net revenue.

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

CSS Management Agreement

We have a management services agreement, which we refer to as the “CSS Management Agreement”, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our vice chairman and chief strategy officer, Mr. Seaton, our senior brand advisor and director, Ms. Newmark, and our chief financial officer, Mr. Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement shall continue on a month-to-month basis until terminated by either of the parties thereto.

For the years ended December 31, 2021 and 2020, we recorded $5.5 million and $3.3 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

ITEM 14. Principle Accounting Fees and Services

The following fees were paid to Rosenfield & Co. for services rendered in years ended December 31, 2020 and 2021:

	Year Ended December 31,
	2020	2021
Audit Fees(1)	$330,000	$385,000
Audit-Related Fees(2)	110,500	181,500
Tax Fees(3)	72,500	98,770
All Other Fees	—	—
Total Fees	$513,000	$665,270

(1)	Audit fees consist of fees billed for professional services by Rosenfield & Co. for audit and quarterly review of the Company’s consolidated financial statements during the years ended December 31, 2021 and 2020 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by Rosenfield & Co. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Tax fees represent the aggregate fees billed for professional services rendered by Robinson, CPA, P.C. dba Galleros Robinson Certified Public Accountants and Advisors for tax compliance, tax advice and tax planning services.

The aggregate fees included in the Audit Fees are those billed for the indicated fiscal year. The aggregate fees included in the Audit-Related Fees and Tax Fees are those fees billed in the indicated fiscal year.

Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our Audit Committee. Our Audit Committee approved all of the fees referred to in the rows titled “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” in the table above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)            Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2022	CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

	By:	/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer

