Form 10-Q
period 2022-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-05-11
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock outstanding as of May 10, 2022 totaled 14,777,429 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	7,122,923
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$21,499,311	$44,286,105
Accounts receivable, net of allowance for doubtful accounts of $785,497, and $786,830, respectively	66,224,566	60,213,807
Prepaid expenses and other current assets	3,043,049	1,904,273
Due from affiliated companies	684,946	—
Operating lease right-of-use assets	8,385,948	—
Content assets, net	86,816,164	63,645,396
Intangible assets, net	21,649,516	18,035,091
Indefinite lived intangible assets	12,163,943	12,163,943
Goodwill	44,906,055	39,986,530
Other assets, net	5,570,677	5,190,954
Total assets	$270,944,175	$245,426,099

LIABILITIES AND EQUITY
Accounts payable and accrued other expenses	$43,836,814	$34,984,226
Due to affiliated companies	—	489,959
Programming obligations	15,570,000	1,641,250
Film library acquisition obligations	19,139,499	24,673,866
Accrued participation costs	18,118,463	12,323,329
Film acquisition advances	12,970,779	6,196,909
Revolving loan	22,035,713	17,585,699
9.50% Notes due 2025, net of deferred issuance costs of $1,303,991 and $1,402,880, respectively	31,591,909	31,493,020
Contingent consideration	6,639,061	9,764,256
Put option obligation	11,400,000	11,400,000
Operating lease liabilities	9,799,043	—
Other liabilities	5,481,387	3,274,432
Total liabilities	196,582,668	153,826,946
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,830,378 and 3,698,318 shares issued and outstanding, respectively; redemption value of $95,759,450 and $92,457,950, respectively	383	370
Class A common stock, $.0001 par value, 70,000,000 shares authorized; 9,423,330 and 8,964,330 shares issued, 7,701,722 and 8,019,828 shares outstanding, respectively	945	899
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	245,978,573	240,609,345
Deficit	(150,589,204)	(136,462,244)
Accumulated other comprehensive loss	(18)	571
Class A common stock held in treasury, at cost (1,721,608 and 944,502 shares, respectively)	(21,786,509)	(13,202,407)
Total stockholders’ equity	73,604,936	90,947,300
Noncontrolling interests	756,571	651,853
Total equity	74,361,507	91,599,153
Total liabilities and equity	$270,944,175	$245,426,099

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$29,206,197	$23,196,842
Cost of revenue	22,575,408	16,242,934
Gross profit	6,630,789	6,953,908
Operating expenses:
Selling, general and administrative	12,816,520	9,234,819
Amortization and depreciation	1,648,258	1,238,027
Management and license fees	2,920,620	2,319,684
Total operating expenses	17,385,398	12,792,530
Operating loss	(10,754,609)	(5,838,622)
Interest expense	1,310,459	1,087,944
Other non-operating income, net	(201,792)	(570)
Loss before income taxes and preferred dividends	(11,863,276)	(6,925,996)
Provision for income taxes	20,000	14,000
Net loss before noncontrolling interests and preferred dividends	(11,883,276)	(6,939,996)
Net loss attributable to noncontrolling interests	(38,385)	—
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(11,844,891)	(6,939,996)
Less: preferred dividends	2,282,069	2,253,385
Net loss available to common stockholders	$(14,126,960)	$(9,193,381)

Net loss per common share:
Basic and diluted	$(0.92)	$(0.67)
Weighted-average common shares outstanding:
Basic and diluted	15,331,743	13,635,759

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,883,276)	$(6,939,996)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,604)	—
Comprehensive loss attributable to noncontrolling interests	1,015	—
Comprehensive loss	$(11,883,865)	$(6,939,996)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Accumulated
			Class A		Class B		Additional			Other
		Par		Par		Par	Paid-In		Treasury	Comprehensive	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income (Loss)	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$(13,202,407)	$571	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock									(8,584,102)			(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net income attributable to noncontrolling interest											(38,385)	(38,385)
Other comprehensive loss, net										(1,604)		(1,604)
Comprehensive loss attributable to noncontrolling interests										1,015	(1,015)	—
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022	3,830,378	$383	9,423,330	$945	7,654,506	$766	$245,978,573	$(150,589,204)	$(21,786,509)	$(18)	$756,571	$74,361,507

.

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	$370	6,400,766	$640	7,654,506	$766	$166,865,655	$(86,235,901)	$(632,729)	$—	$—	$79,998,801

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(11,883,276)	$(6,939,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	996,797	231,844
Content asset amortization	4,878,232	9,134,528
Amortization of deferred financing costs	149,069	98,889
Amortization and depreciation of intangibles, property and equipment	2,004,073	1,621,360
Bad debt and video return expense	581,834	694,212
Changes in operating assets and liabilities:
Trade accounts receivable	(1,915,460)	(1,552,003)
Prepaid expenses and other assets	(950,440)	(229,653)
Content assets	(24,906,339)	(10,665,762)
Accounts payable, accrued expenses and other payables	1,638,507	(1,087,368)
Film library acquisition and programming obligations	8,394,383	4,345,165
Accrued participation costs	5,795,134	(5,006,136)
Other liabilities	2,170,050	1,089,986
Net cash used in operating activities	(13,047,436)	(8,264,934)
Cash flows from Investing Activities:
Expenditures for property and equipment	(612,813)	(123,351)
Business combination, net of cash acquired	(6,672,474)	—
(Increase) decrease in due from affiliated companies	(684,946)	1,259,274
Net cash (used in) provided by investing activities	(7,970,233)	1,135,923
Cash flows from Financing Activities:
Principal payments on debt	(22,130)	(4,963,962)
Repurchase of common stock	(8,584,102)	—
Payment of contingent consideration	(2,100,195)	—
Acquisition of subsidiary noncontrolling interest	(750,000)	—
Proceeds from revolving loan, net	4,350,014	—
Proceeds from film acquisition advance	6,796,000	—
Proceeds from issuance of Class A common stock	—	23,858,547
Proceeds from issuance of Series A preferred stock, net	1,288,739	—
Decrease in due to affiliated companies	(489,959)	—
Dividends paid to preferred stockholders	(2,255,888)	(1,928,425)
Net cash (used in) provided by financing activities	(1,767,521)	16,966,160
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(1,604)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,786,794)	9,837,149
Cash, cash equivalents and restricted cash at beginning of period	44,286,105	14,732,726
Cash, cash equivalents and restricted cash at end of the period	$21,499,311	$24,569,875
Supplemental data:
Cash paid for interest	$1,151,636	$1,470,015
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$410,935	$251,914
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$2,228,680	$—
Preferred stock issued for Crackle Plus acquisition	$—	$40,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, and is a leading streaming video-on-demand (VOD) company. We operate Crackle Plus, a portfolio of ad-supported streaming services, as well as Screen Media, Halcyon Television, the newly formed Chicken Soup for the Soul Television Group, and a number of affiliates that collectively enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, all in support of our streaming services. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The Company operates and is managed by the CEO Mr. William J. Rouhana, Jr, as one reportable segment, the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of March 31, 2022, the Company has a deficit of $150,589,204 and for the three months ended March 31, 2022, the Company had a net loss attributable to common stockholders of $14,126,960. The Company does not expect to continue to incur net losses at this level for the foreseeable future. The Company has evaluated its current financial condition and has determined that the losses incurred in the current year are not indicative of the Company’s ongoing operations.  However, it does expect to incur losses for the remainder of 2022 as it continues to invest in and scale its AVOD networks, distributed film library and original productions. 2021 was a transformative year for the Company led by acquisition of the assets of Sonar Entertainment Inc., positioning the Company to leverage its global film rights, its television production capabilities and to enable the launch of a new ad-supported streaming service Chicken Soup for the Soul AVOD in the first quarter of 2022, as well as the acquisition of 1091 Pictures. This strategic shift, in scale and capabilities, will support the Company’s future grow both domestically and internationally.

The Company believes that with the cash on hand, together with equity and debt offerings, and film financings, if necessary, should be adequate to meet the Company’s operational cash requirements, programming commitments, debt service requirements (i.e., principal and interest payments) and dividend payments of the preferred stock for the foreseeable future. The Company monitors cash flow liquidity, availability, capital base, operational spending and leverage ratios with the long-term goal of maintaining the Company’s credit worthiness.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

indicative of the results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, estimated film ultimate revenues, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for deferred income taxes and amortization of programming and film library costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the adoption of ASU 2016-02, Leases (Topic 842) as further described in Note 3.

Cash and Cash Equivalents

Cash and cash equivalents includes restricted cash of $1,923,216 at March 31, 2022 and $1,552,052 at December 31, 2021.

Note 3 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, the Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2022, and as allowed under the standard, elected not to restate comparative periods. As of January 1, 2022, in connection with the adoption of the new lease accounting standard, the Company recorded an operating lease right-of-use asset totaling $8,612,596 with a corresponding lease liability totaling $9,991,977. Refer to Note 10, Leases, for further details on our adoption of the new standard.

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

Note 4 – Business Combinations

1091 Pictures Acquisition

On March 4, 2022, the Company consummated its acquisition of certain of the assets of 1091 Media, LLC, including all of the outstanding equity of its operating subsidiary, TOFG LLC, which does business under the name 1091 Pictures (“1091 Pictures”). 1091 Pictures provides full-service distribution services to film and series owners, including access to platforms that reach more than 100 countries, and related marketing support, and has a library of approximately 4,000 licensed films and television shows.  The Company paid consideration of $13,283,750 through the payment of $8,000,000 in cash, the issuance of 375,000 shares of the Company’s Class A common stock and the issuance of 80,000 shares of the Company’s Series A preferred stock.

The Company has allocated the purchase price to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Accounts receivable, net	$4,677,133
Content assets	3,142,661
Other assets	49,347
Intangibles	4,919,525
Total identifiable assets acquired	12,788,666
Accounts payable and accrued expenses	129,244
Revenue share payable	1,623,177
Accrued third party share	3,999,544
Total liabilities assumed	5,751,965
Net identifiable assets acquired	7,036,701
Goodwill	4,919,525
Net assets acquired	$11,956,226

Cash consideration	$8,000,000
Equity consideration - Class A common stock	3,303,750
Equity consideration - Series A Preferred Stock	1,980,000
Purchase price consideration	13,283,750
Less: cash acquired	(1,327,524)
Total Estimated Purchase Price	$11,956,226

Sonar Acquisition

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

The Sonar acquisition was accounted for as a purchase of a business in accordance with ASC 805 and the aggregate purchase price consideration of $53,812,000 has been allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill.

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

Three Months Ended
March 31,
2022
Net revenue	$7,207,243
Net income	$3,294,072

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

	Three Months Ended March 31,
	2022	2021
Net revenue	$29,206,197	$28,196,550
Net loss	$(14,126,960)	$(11,181,104)
Basic and diluted net loss per share	$(0.92)	$(0.82)

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended March 31,
				% of
	2022	% of revenue	2021	revenue
Revenue:
VOD and streaming	$21,347,363	73%	$13,890,948	60%
Licensing and other	7,858,834	27%	9,305,894	40%
Net revenue	$29,206,197	100%	$23,196,842	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company distributes and exhibits VOD content through the Crackle Plus network directly to consumers across all digital platforms, such as connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated AVOD or FAST channel networks.  In addition, this revenue source includes third party streaming platform license revenues, including transactional video on demand (TVOD) revenues, AVOD or FAST channel revenue share or performance based revenue, SVOD, cable tv and barter syndication generated revenues. The Company generates VOD and streaming revenues for our VOD networks in three primary ways, selling advertisers product and content integrations and sponsorships related to our productions, selling advertisers the ability to present content to our viewers, often with fewer commercials, and selling advertisers video ad inventory on our VOD networks.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Licensing and other

Licensing and other revenue included in this revenue source is generated as the Company licenses movies and television series worldwide, through Screen Media Ventures and 1091 Pictures, through license agreements across channels, including theatrical and home video.  Additionally, Licensing and other also includes the sale of content and content services revenue, including development, non-writing executive producer fees and production services.

For the three months ended March 31, 2022 and 2021, total licensing revenues, including VOD and streaming, were $16,233,557 and $14,620,974, respectively.

Contract balances include the following:

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$27,370,872	$25,818,447
Contract assets (included in accounts receivable)	38,853,694	34,395,360
Total accounts receivable, net	$66,224,566	$60,213,807

Deferred revenue (included in other liabilities)	$3,652,200	$1,536,687

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2022 and 2021, the Company recognized $933,047 and $200,594, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of March 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2021	1,377,339	$16.13	3.37	$2,579,201
Granted	65,000	11.80
Forfeited	(12,457)	21.37
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2022	1,429,882	$15.89	3.48	$21,950

Vested and exercisable at December 31, 2021	648,119	$11.64	2.77	$2,407,521
Vested and exercisable at March 31, 2022	738,640	$12.50	2.72	$21,950

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2022, the Company had unrecognized pre-tax compensation expense of $7,368,809 related to non-vested stock options under the Plan of which $2,624,220, $3,190,888, $1,547,555 and $6,146 will be recognized in 2022, 2023, 2024 and 2025, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Three Months Ended March 31,
Weighted Average Assumptions:	2022	2021(a)
Expected dividend yield	0.0%	—%
Expected equity volatility	65.6%	—%
Expected term (years)	5	—
Risk-free interest rate	1.58%	—%
Exercise price per stock option	$11.80	$—
Market price per share	$11.80	$—
Weighted average fair value per stock option	$6.55	$—

(a) There were no stock options granted during the three months ended March 31, 2021.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended March 31, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750 and $31,250, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive and are not included.

Basic and diluted loss per share are computed as follows:

	Three Months Ended March 31,
	2022	2021
Net loss available to common stockholders	$(14,126,960)	$(9,193,381)

Basic weighted-average common shares outstanding	15,331,743	13,635,759
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	15,331,743	13,635,759

Basic and diluted loss per share	$(0.92)	$(0.67)

Anti-dilutive stock options and warrants	502,339	3,571,946

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Content Assets

Content assets consists of the following:

	March 31,	December 31,
	2022	2021
Original productions:
Programming costs released	$25,965,912	$25,669,921
In production	—	562,808
In development	7,943,139	6,662,591
Accumulated amortization (a)	(23,571,721)	(23,268,306)
Programming costs, net	10,337,330	9,627,014

Film library:
Film library acquisition costs	146,878,460	134,463,191
Accumulated amortization (b)	(85,210,986)	(80,847,748)
Film library costs, net	61,667,474	53,615,443

Licensed program rights:
Programming rights	15,829,362	1,209,362
Accumulated amortization	(1,018,002)	(806,423)
Programming rights, net	14,811,360	402,939

Content assets, net	$86,816,164	$63,645,396

(a)    As of March 31, 2022  and December 31, 2021, accumulated amortization includes impairment expense of $8,262,663, respectively.

(b)    As of March 31, 2022, and December 31, 2021, accumulated amortization includes impairment expense of $5,506,069, respectively.

Original productions programming costs consists primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and direct production overhead costs.

Film library consists primarily of the cost of acquiring film distribution rights and related acquisition costs.

Costs related to original productions and film library are amortized in the proportion that revenues bear to management’s estimates of the ultimate revenues expected to be recognized from various forms of exploitation.

Programming rights consists of licenses to various titles which the company makes available for streaming on Crackle for an agreed upon license period.

Amortization of content assets is as follows:

	Three Months Ended
	March 31,
	2022	2021
Original productions	$303,414	$2,205,861
Film library	4,363,238	6,903,916
Licensed program rights	211,580	24,751
Total content asset amortization	$4,878,232	$9,134,528

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended Mach 31, 2022 and 2021, the Company did not record any impairments related to content assets.

Note 9 - Intangible Assets

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
March 31, 2022:
Crackle Plus content rights	$1,708,270	$1,637,092	$71,178
Crackle Plus brand value	18,807,004	7,724,305	11,082,699
Crackle Plus partner agreements	4,005,714	2,303,286	1,702,428
Distribution network	3,600,000	1,000,000	2,600,000
Locomotive contractual rights	1,500,986	227,300	1,273,686
1091 intangible asset	4,919,525	—	4,919,525
Total	$34,541,499	$12,891,983	$21,649,516

December 31, 2021:
Crackle Plus content rights	$1,708,270	$1,494,736	$213,534.00
Crackle Plus brand value	18,807,004	7,052,626	11,754,378.00
Crackle Plus partner agreements	4,005,714	2,103,000	1,902,714.00
Distribution network	3,600,000	700,000	2,900,000.00
Locomotive contractual rights	1,356,868	92,403	1,264,465.00
Total	$29,477,856	$11,442,765	$18,035,091

Amortization expense was $1,449,218 and $1,205,452 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 amortization expense for the next 5 years is expected be:

Remainder of 2022	$5,192,199
2023	6,828,028
2024	5,525,096
2025	3,096,675
2026	1,007,518
Total	$21,649,516

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total goodwill on our Condensed Consolidated Balance Sheets was $44,906,055 and $39,986,530 as of March 31, 2022 and December 31, 2021, respectively, and is comprised of the following:

	March 31, 2022
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	4,919,525	—
Total	$18,911,027	$25,995,028	$—

	December 31, 2021
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	19,838,743	—
Accumulated impairment losses	—	—	(1,300,319)
Total	$18,911,027	$21,075,503	$—

There was no impairment recorded related to goodwill and intangible assets in the three months ended March 31, 2022 and 2021, respectively.

Note 10 – Leases

At March 31, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to operating our leases.

March 31,
2022
Right-of-Use Assets
Operating lease right-of-use assets	$8,385,948

Lease Liabilities:
Operating lease liabilities	$9,799,043

March 31,
2022
Weighted average remaining lease term	9 years
Weighted average discount rate	6%

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. We have operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs.

For the three months ended March 31, 2022 and 2021, rent expense including short-term leases was $548,669 and $499,711, respectively. Cash paid for amounts included in operating lease liabilities was $305,153 as of March 31, 2022.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The expected future payments relating to our operating lease liabilities at March 31, 2022 are as follows:

Remainder of 2022	$930,803
2023	1,260,675
2024	1,285,888
2025	1,311,606
2026	1,400,731
2027 and thereafter	6,732,415
Total minimum payments	12,922,118
Less amounts representing interest	3,123,075
Present value of minimum payments	$9,799,043

Note 11 – Debt

Long-term debt for the periods presented was as follows:

	March 31,	December 31,
	2022	2021
Notes due 2025	$32,895,900	$32,895,900
Revolving loan	22,035,713	17,585,699
Film acquisition advances	12,970,779	6,196,909
Total debt	67,902,392	56,678,508
Less: debt issuance costs	1,303,991	1,402,880
Less: current portion	8,440,108	6,196,909
Total long-term debt	$58,158,293	$49,078,719

Revolving Loan

On May 21, 2021, the Company entered into a Credit Agreement with Midcap Financial Trust. The credit agreement provides the Company with a revolving loan in an aggregate principal amount not to exceed $30,000,000 at any time outstanding. On the closing date, the Company made an initial draw down on the loan of $18,272,931 in connection with funding the SEI acquisition.  The availability under the loan at any time is subject to the borrowing base, which is equal to 85% of the eligible accounts receivable minus the sum of all reserves and is adjusted monthly, as necessary.

The loan bears interest at 4% plus the greater of LIBOR or 0.75% per annum. In addition the loan contains an unused line fee of 0.5% per annum and a collateral management fee of 0.504% per annum. Interest and fees on the loan are payable in arrears on the first day of each month and on the maturity of the loan.

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. The Company is in compliance with all covenants as of March 31, 2022.

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

Film Acquisition Advance: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. During the three months ended March 31, 2022, the Company repaid $22,130 of the principal outstanding under the Film Acquisition Advance.

Film Acquisition Advance: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”).  Under the agreements, MEP financed the Company $6,796,000 of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding.  Under the distribution agreement with the SPV, after Screen Media Ventures recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and provide Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years.

As of March 31, 2022, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2022	$7,684,998
2023	3,020,446
2024	24,301,048
2025	32,895,900
$67,902,392

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

As of March 31, 2022, the 5% interest in CSS AVOD, Inc consists of the following,

March 31,
2022
Put Option Obligation	$11,400,000
Noncontrolling Interests	95,592
Total	$11,495,592

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended March 31,
	2022	2021
Current provision:
States	$20,000	$14,000
Total current provision	$20,000	$14,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$18,020,000	$14,503,000
Acquisition-related costs	528,000	539,000
Film library and other intangibles	16,161,000	16,883,000
Other	545,000	337,000
Less: valuation allowance	(34,419,000)	(31,412,000)
Total deferred tax assets	835,000	850,000
Deferred tax liabilities:
Programming costs	302,000	299,000
Other assets	533,000	551,000
Total deferred tax liabilities	835,000	850,000
Net deferred tax asset	$—	$—

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company and its subsidiaries have combined net operating losses of approximately $67,042,000, 10,843,000, of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $56,199,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $3,007,000 and $1,296,000 during the three months ended March 31, 2022 and 2021, respectively.

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At March 31, 2022, CSS directly owns approximately 100% of the Company Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 49.8% of the total outstanding common stock and 91% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS.  For the three months ended March 31, 2022 and 2021, the Company recorded management and license fees of $2,920,620 and $2,319,684, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs.  As of March 31, 2022 and December 31, 2021, the Company had an intercompany receivable and payable, respectively, with affiliated companies.

	March 31,	December 31,
	2022	2021
Due to affiliated companies	$—	$489,959
Due from affiliated companies	684,946	—
Total due to/due from affiliated companies	$684,946	$489,959

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties.  For the three months ended

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

March 31, 2022 and 2021, revenue recognized was $0 and $5,000,000, respectively.  At March 31, 2022 and December 31, 2021, the Company had accounts receivable of $6,160,585 and $6,363,951, respectively.

Note 15 - Commitments and Contingencies

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

As of March 31, 2022, the Company had $52,827,962 of content obligations, comprised of $19,139,499 in film library acquisition obligations, $15,570,000 of programming obligations and $18,118,463 of accrued participation costs.

As of December 31, 2021, the Company had $38,638,445 of content obligations, comprised of $24,673,866 in film library acquisition obligations, $1,641,250 of programming obligations and $12,323,329 of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation.  Based on those contractual arrangements, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred.  These commitments are expected to be fulfilled in the normal course of business.

Sonar Acquisition

The Company owes contingent consideration related to the acquisition of Sonar of $6,639,061 at March 31, 2022. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participation on a slate of development projects. Additionally, the Company has a Put obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement. See Notes 4 and 12 for additional information.

Legal and Other Matters

The Company is not presently a party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, financial condition, operating results, or cash flows. However, any legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on its business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 – Stockholders’ Equity

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At March 31, 2022, the Company had $8,846,220 of authorization remaining under the stock repurchase program. During the three months ended March 31, 2022, the Company repurchased 777,106 shares of Class A Common Stock at an average price of $11.05.

At the Market Offering

During the period ended March 31, 2022, the Company completed the sale of an aggregate of 52,060 shares of Class A preferred stock, generating net proceeds of $1,288,739.

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

Noncontrolling Interests

Noncontrolling interests represent an equity interest in consolidated subsidiaries, including CSS AVOD, Locomotive Global and Landmark Studio Group.  On March 3, 2022, the Company purchased the remaining equity interest in Landmark Studio Group in exchange for 84,000 shares of Class A common stock and $2,200,000, of which $1,450,000 is payable two years from the acquisition date. The purchase increased the Company’s ownership in Landmark Studio Group from 78.5% to 100%.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

Warrant activity for the three months ended March 31, 2022 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2021	Exercised	at March 31, 2022	Price	Term (Yrs.)
Class W	526,362	—	526,362	$7.50	1.25
Class Z	123,109	—	123,109	12.00	2.25
CSSE Class I	800,000	—	800,000	8.13	2.12
CSSE Class II	1,200,000	—	1,200,000	9.67	2.12
CSSE Class III-A	380,000	—	380,000	11.61	2.12
CSSE Class III-B	1,620,000	—	1,620,000	11.61	2.12
Total	4,649,471	—	4,649,471	$10.06	2.03

Note 17 – Segment Reporting and Geographic Information

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

Net revenue generated in the United States accounted for approximately 80% and 99% of total net revenue for the three  months ended March 31, 2022 and 2021, respectively. All of the Company’s long-lived assets are based in the United States.

Note 18 – Subsequent Events

9.50% Notes Due 2025

On April 22, 2022, the Company completed its underwritten public offering of 9.50% Notes Due 2025 for $10,400,000, with an over allotment option of $1,560,000. The sale of the Notes, including the exercise of the over allotment option,  generated net proceeds of  $11,094,946.

Execution of Merger Agreement with Redbox Entertainment Inc.

On May 10, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with Redbox Entertainment Inc., a Delaware corporation (“Redbox”), RB First Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub Inc.”), RB Second Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub LLC”), Redwood Opco Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Opco Merger Sub LLC”) and Redwood Intermediate LLC, a Delaware limited liability company (“Opco LLC”).

The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) at the time the First Company Merger (as defined below) becomes effective (“Effective Time”), (A) Merger Sub Inc. (the “First Company Merger”) will merge with and into Redbox, with Redbox continuing as the surviving entity (the “Surviving Corporation”); and (B) simultaneously with the First Company Merger, Opco Merger Sub LLC (the “Opco Merger”) will merge with and into Opco LLC, with Opco LLC continuing as the surviving entity; and (ii) immediately following the First Company Merger and Opco Merger, the Surviving Corporation will merge with and

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

into Merger Sub LLC (the “Second Company Merger” and, together with the First Company Merger, the “Integrated Mergers,” and the Integrated Mergers together with the Opco Merger, the “Mergers”), with Merger Sub LLC continuing as the surviving entity.

Pursuant to the Merger Agreement, at the Effective Time, (i) each share of Class A common stock of Redbox, par value $0.0001 per share (the “Redbox Class A Common Stock”), will be cancelled and automatically deemed for all purposes to represent the right to receive, 0.087 shares (the “Exchange Ratio”) of Class A common stock, par value $0.0001 per share, of the Company (the “Company Class A Common Stock”), (ii) each unit of Opco LLC will be converted into the right to receive a number of Company Class A Common Stock equal to the Exchange Ratio and (iii) each share of Class B common stock of Redbox, par value $0.0001 per share (the “Redbox Class B Common Stock”), will be automatically cancelled for no additional consideration.

At the Effective Time, the vested or unvested restricted stock units of Redbox (a “Redbox RSU Award”) that are outstanding as of immediately prior to the Effective Time held by each holder will automatically be converted into the right to receive a number of shares of Company Class A Common Stock equal to the Exchange Ratio multiplied by the number of vested or unvested Redbox RSU Awards held by such holder immediately prior to the Effective Time.

The parties’ obligation to consummate the Mergers (the “Closing”) is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including the Company’s receipt of certain financing from Redbox’s current lender and: (i) the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of the Redbox Class A Common Stock and Redbox Class B Common Stock, voting as a single class (the “Requisite Redbox Vote”), (ii) the listing of the Company Class A Common Stock issuable as merger consideration on Nasdaq, (iii) the approval of the issuance of the Company Class A Common Stock issuable as Merger Consideration (the “Parent Stock Issuance”) by the affirmative vote, or consent of the holders, of a majority of the common stock of the Company cast on the proposal, with Company Class A Common Stock and the Company’s class B common stock voting as a single class, which approval was satisfied by delivery of an irrevocable written consent from the controlling shareholder of the Company (the “Written Consent”), (iv) the effectiveness of a registration statement on Form S-4 with respect to the Company Class A Common Stock issuable as Merger Consideration,(the “Registration Statement”), (v) the expiration or termination of applicable waiting periods under the HSR Act and no restraints or other injunctions prohibiting the Closing, (vi) no Material Adverse Effect on Redbox or the Company, (vii) HPS having executed and delivered to the Company definitive financing agreements and (viii) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

Additionally information will be included in Current Reports on Form 8-K to be filed by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Form 10-K”) and our Current Report on Form 8-K as filed with the SEC on May 27, 2021 (and amended on each of June 11, 2021 and July 1, 2021). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For the three months ended March 31, 2022 and 2021, our net revenue was approximately $29.2 million and $23.2 million, respectively.  Our Adjusted EBITDA for the three months ended March 31, 2022 and 2021 was $3.7 million and $4.6 million, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during the three months ended March 31, 2022 and 2021, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended March 31,
	2022	2021

Net loss available to common stockholders	$(14,126,960)	$(9,193,381)
Preferred dividends	2,282,069	2,253,385
Provision for income taxes	20,000	14,000
Other taxes	80,372	84,493
Interest expense(a)	1,310,459	1,087,944
Film library amortization and related costs(b)	9,687,024	6,928,667
Share-based compensation expense(c)	996,797	231,844
Expense for bad debt and video returns	581,834	694,212
Amortization and depreciation(d)	2,004,073	1,621,360
Other non-operating income, net(e)	(201,792)	(570)
Transitional expenses(f)	107,785	—
All other nonrecurring costs(g)	920,432	840,050
Adjusted EBITDA	$3,662,093	$4,562,004

(a)	Includes amortization of deferred financing costs of $149,069 and $98,889 for the three months ended March 31, 2022 and 2021, respectively.
(b)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors and consultants.
(d)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in cost of revenue.
(e)	Other non-operating income is primarily comprised of interest income earned on cash deposits. and other non operating income including settlements and contract cancellation fees.
(f)	Represents transitional related expenses primarily associated with business combinations and the Company’s strategic shift related to its production business. Costs include non-recurring payroll, redundant non-recurring technology costs and other transitional costs.
(g)	Includes legal, consulting, accounting and other non recurring operating expenses.

Results of Operations

Items Impacting Comparability

Acquisition of 1091 Pictures

On March 4, 2022, the Company consummated its acquisition of certain of the assets of 1091 Media, LLC, including all of the outstanding equity of its operating subsidiary, TOFG LLC, which does business under the name 1091 Pictures (“1091 Pictures”). 1091 Pictures provides full-service distribution services to film and series owners, including access to platforms that reach more than 100 countries, and related marketing support, and has a library of approximately 4,000 licensed films and television shows.  The Company paid consideration of $13.3 million through the payment of $8.0 million in cash, the issuance of 375,000 shares of the Company’s Class A common stock and the issuance of 80,000 shares of the Company’s Series A preferred stock.

Acquisition of Locomotive Global

On October 21, 2021, the Company acquired a 51% ownership stake in Locomotive Global Inc. for $0.7 million.  Locomotive Global develops and produces content, including production services.

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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Crackle, our YouTube channel and Popcornflix®, all of which collectively form The Crackle Plus Network. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).  Additionally, we derive revenue from production services, as well as, production services.

Cost of Revenue

Our cost of revenue is derived from platform costs which are related to the various expenses incurred by the Company to support and maintain our AVOD streaming services. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs. Also, included in cost of revenue are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”) and license fees payable to third parties and the related amortization associated with programming rights.  With regards to distribution and production services, included in our cost of revenue is the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs, distribution costs, film profit participations, revenue shares related to distribution agreements and costs associated with  production services. For original productions and film rights acquired,  we record the cost of revenue based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation, non-cash share-based compensation, public and investor relations fees, outside director fees, professional fees and other overhead. A portion of selling, general and administrative expenses are covered by our management and license agreements with CSS, a related party,  as noted below.

Management and License Fees – Related Party

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

Interest Expense

Our interest expense is comprised of interest paid on our 9.50% Notes Due 2025, the Film Acquisition Advances and the Revolving Loan.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2021

Revenue

The following table presents revenue by revenue source for the three months ended March 31, 2022 and 2021 and for the period-over-period dollar and percentage changes:

	Three Months Ended March 31,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Revenue:
VOD and streaming	$21,347,363	73%	$13,890,948	60%	$7,456,415	54%
Licensing and other	7,858,834	27%	9,305,894	40%	(1,447,060)	(16)%
Net revenue	$29,206,197	100%	$23,196,842	100%	$6,009,355	26%

Our net revenue increased by $6.0 million for the three months ended March 31, 2022, compared to 2021.

VOD and streaming revenue increased $7.5 million for the three months ended March 31, 2022, compared to 2021. This increase was primarily driven by a $4.5 million increase in FAST channel and TVOD based third party platform licensing revenue, a $1.7 million increase in AVOD / SVOD revenue primarily related to the acquisitions of Sonar and 1091 and a $1.2 million increase in advertising revenues principally related to an increase in ad representation revenues.

Licensing and other revenue decreased $1.4 million for the three months ended March 31, 2022, compared to 2021. The decrease was driven by a $5.1 million decrease in international distribution revenues, primarily due to licensing the international rights of serval titles in 2020 including Going From Broke, Heroes of Lucha Libre and On Point, that did reoccur in 2021. The decrease in international revenues was partially offset by a $3.1 million increase in production services revenue.

Content from the acquisitions  of 1091 Pictures, Locomotive Global and Sonar contributed $11.6 million or 40% of total revenue in first quarter of 2022.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended March 31, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Cost of revenue:
Content amortization and other costs	$13,153,679	45%	$9,134,528	39%	$4,019,151	44%
Revenue share and partner fees	4,212,588	14%	2,469,240	11%	1,743,348	71%
Distribution and platform costs	5,209,141	18%	4,639,166	20%	569,975	12%
Total cost of revenue	$22,575,408	77%	$16,242,934	70%	$6,332,474	39%
Gross profit	$6,630,789		$6,953,908		$(323,119)	(5)%
Gross profit margin	23%		30%

Our cost of revenue increased by $6.3 million for the three months ended March 31, 2022 and 2021.

The increase in content amortization and other costs is primarily related to a $2.8 million increase in production services, $1.2 million increase in content amortization and participation costs primarily related to the $1.6 million increase in film licensing revenue, a $1.7 million increase in revenue shares primarily related to higher ad representation sales and increased revenues from new Crackle Plus distribution platforms and a $0.6 million increase in distribution and platform costs primarily related to various technology costs to maintain and enhance our growing Crackle Plus platforms.

For the three months ended March 31, 2022, the acquisitions accounted for $7.0 million or 31% of total cost of revenue.

Operating Expenses

The following table presents operating expense line items for the three months ended March 31, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$12,816,520	44%	$9,234,819	40%	$3,581,701	39%
Amortization and depreciation	1,648,258	6%	1,238,027	5%	410,231	33%
Management and license fees	2,920,620	10%	2,319,684	10%	600,936	26%
Total operating expenses	$17,385,398	60%	$12,792,530	55%	$4,592,868	36%

Our total operating expenses were 60% of net revenue for the three months ended March 31, 2022 compared to 55% in the same period in 2021 and increased in absolute dollars by $4.6 million. Excluding amortization and depreciation expense, total operating expenses were 54% and 50% of net revenue for the three months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative expenses increased by $3.6 million for the three months ended March 31, 2022, compared to 2021. The increase is further discussed below in the Selling, General and Administrative section.

Amortization and depreciation expense increased by $0.4 million for the three months ended March 31, 2022, compared to 2021. The increase is primarily due to the acquired intangibles as a result of the acquiring the Sonar assets and Locomotive during the second and fourth quarters of 2021, respectively.

The management and license fee increased $0.6 million or 26% for the three months ended March 31, 2022, compared to 2021. The increase is due to and in line with the $6.0 million or 26% increase in net revenue for the three months ended March 31, 2022 compared to 2021.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	March 31,		Change
	2022	2021	Period over Period
Compensation expense	$7,405,968	$5,041,471	$2,364,497	47%
Share-based compensation	996,797	231,844	764,953	330%
Professional fees	1,600,723	1,086,353	514,370	47%
Public company expenses	198,991	136,177	62,814	46%
Bad debt expense	(1,004)	319,165	(320,169)	(100)%
Other operating expenses	2,615,045	2,419,809	195,236	8%
	$12,816,520	$9,234,819	$3,581,701	39%

Our selling, general and administrative expenses increased by $3.6 million for the three months ended March 31, 2022 compared to 2021.

Our compensation expense increased by $2.4 million for the three months ended March 31, 2022 compared to 2021. This increase is primarily due to a 69% increase in headcount as a result of the continued growth of the Company, including the acquisition of Sonar and 1091 Media.

Share-based compensation expense increased $0.8 million for the three months ended March 31, 2022, compared to 2021. This increase is primarily related to a broader issuance  of stock options granted under the 2017 Long Term Incentive Plan.

Professional fees increased by $0.5 million for the three months ended March 31, 2022 compared to 2021. This increase is primarily related to an increase in consulting, advisory and legal expenses.

Bad debt expense decreased $0.3 million for the three months ended March 31, 2022, compared to 2021 as a result of increased collection efforts in 2022 and certain aged customer balances being reserved in the prior period.

Other operating expenses increased by $0.2 million in the three months ended March 31, 2022 compared to 2021. This increase is primarily related to a $0.1 million increase in travel and entertainment expenses during the first quarter of 2022 and a $0.1 million increase in recruiting expenses to support our growing Company.

Interest Expense

The following table presents interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
9.50% Notes due 2025	$781,278	$749,557
Revolving loan	223,919	—
Film acquisition advance	156,193	188,943
Revolving credit facility	—	50,555
Amortization of deferred financing costs	149,069	98,889
	$1,310,459	$1,087,944

Interest expense increased $0.2 million for the three months ended March 31, 2022, compared to 2021. The increase is primarily related to a higher average outstanding debt balance during 2022 compared to 2021.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.  Our effective tax rate for the three months ended March 31,

2022 and 2021 was 0% and our income tax expense was $0.0 for each of the respective periods. Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, cash inflows from operating activities and financing activities. As of March 31, 2022, we had cash and cash equivalents of $21.5 million. Our total debt principal outstanding was $67.9 million as of March 31, 2022, of which $32.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $22.0 million is comprised of borrowings under our Revolving Loan and $13.0 on our Film Acquisition Advances.

Debt, net of debt issuance costs, increased $9.1 million primarily due to an increase in Film acquisition advances and our Revolving Loan during the first quarter of 2022. The amount of principal and interest due in the next twelve months is approximately $13.3 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the three months ended March 31, 2022, the Company completed the sale of an aggregate of 52,060 shares of Series A Preferred Stock, for net proceeds of $1.3 million, pursuant to an At the Market Issuance Sales Agreement with B. Riley FBR, Inc. as sales agent.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end January for each of the three months ended March 31, 2022 and 2021. Total dividends declared during each of the three months ended March 31, 2022 and 2021 was $2.3 million.

Cash Flows

Our cash and cash equivalents balance was $21.5 million as of March 31, 2022 and $44.3 million as of December 31, 2021.

Cash flow information for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Cash (used in) provided by:
Operating activities	$(13,047,436)	$(8,264,934)
Investing activities	(7,970,233)	1,135,923
Financing activities	(1,767,521)	16,966,160

Operating Activities

Net cash used in operating activities was $13.0 million and $8.3 million for the three months ended March 31, 2022 and 2021, respectively. The $4.8 million increase in cash used in operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to higher costs adjusted for the exclusion of non-cash items, partially offset by an increase related to the net effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $(3.3) million for the three months ended March 31, 2022 as compared to a net loss adjusted for the exclusion of non-cash items of $4.8 million for the three months ended March 31, 2021. The increase in the net loss adjusted for non-cash items was primarily due to a $4.9 million increase in net loss, and a $3.2 million decrease in net non-cash items driven by a decrease in content amortization.

The effect of changes in operating assets and liabilities was a decrease of $9.8 million for the three months ended March 31, 2022 compared to a decrease of $13.1 million for the three months ended March 31, 2021. The most significant drivers contributing to this decrease relate to the following:

●	Changes in accounts receivable primarily driven by the timing of collections. Accounts receivable increased $1.9 million during the three months ended March 31, 2022 as compared to a increase of $1.6 million during the three months ended March 31, 2021.
●	Changes in the content assets primarily due to increased premium content investment in our licensed programming rights and our film library. Content assets increased $24.9 million for the three months ended March 31, 2022 compared to a $10.7 million increase for the three months ended March 31, 2021.
●	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs increased $5.8 million during the three months ended March 31, 2022 compared to a $5.0 million decrease during the three months ended March 31, 2021.
●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations increased $8.4 million for the three months ended March 31, 2022 compared to a $4.3 million increase for the three months ended March 31, 2021.

Investing Activities

For the three months ended March 31, 2022, our investing activities required a net use of cash totaling $8.0 million. This increase was due to $6.7 million of net cash used to fund the 1091 Media acquisition, a $0.7 million increase in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis and $0.6 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

For the three months ended March 31, 2021, our investing activities provided net cash totaling $1.1 million. This resulted primarily from a $1.2 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis, offset by a $0.1 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

Financing Activities

For the three months ended March 31, 2022, our financing activities required a net use of cash totaling $1.8 million. This decrease was primarily due to the repurchase of common stock in the amount of $8.6 million, a $2.3 million payment of dividends to preferred stockholders, a $2.1 million payment of contingent consideration related to the Sonar acquisition, purchasing the remaining equity interest in Landmark Studio Group for $0.8 million and a $0.5 million decrease in our due-to affiliated companies’ balance. The aforementioned decreases were offset by, $6.8 million in proceeds from the film acquisition advances, $4.4 million in net proceeds related to the revolving loan with Midcap Financial Trust and $1.3 million in net proceeds from the at-the-market preferred stock offerings during the period.

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

Subsequent Event

On April 22, 2022, the Company completed its underwritten public offering of 9.50% Notes Due 2025 for $10,400,000, with an over allotment option of $1,560,000. The sale of the Notes, including the exercise of the over allotment option,  generated net proceeds of  $11,094,946.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2021, except that we adopted ASU 2016-02, Leases (Topic 842) January 1, 2022.

ASU 2016-02, Leases (Topic 842) was issued in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. Because we are an emerging growth company, the Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2022, and as allowed under the standard, elected not to restate comparative periods. As of January 1, 2022, the Company recorded a right-of-use lease asset totaling $8,612,596 with a corresponding lease liability totaling $9,991,977.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation.  Based on those contractual arrangements, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred.  These commitments which are expected to be fulfilled in the normal course of business.  For further information, see Note 15 in our the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, March 31, 2022, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2021.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 11, 2022	(Principal Executive Officer)