Form 10-Q
period 2022-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-08-12
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock outstanding as of August 10, 2022 totaled 15,049,264 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	7,394,758
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$23,483,187	$44,286,105
Accounts receivable, net of allowance for doubtful accounts of $817,395, and $786,830, respectively	67,522,346	60,213,807
Prepaid expenses and other current assets	2,591,236	1,904,273
Operating lease right-of-use assets	10,900,297	—
Content assets, net	114,880,908	63,645,396
Intangible assets, net	17,827,323	18,035,091
Indefinite lived intangible assets	12,163,943	12,163,943
Goodwill	45,463,240	39,986,530
Other assets, net	5,441,580	5,190,954
Total assets	$300,274,060	$245,426,099

LIABILITIES AND EQUITY
Accounts payable and accrued other expenses	$49,373,363	$34,984,226
Due to affiliated companies	3,145,536	489,959
Programming obligations	17,547,500	1,641,250
Film library acquisition obligations	38,738,033	24,673,866
Accrued participation costs	19,689,040	12,323,329
Film acquisition advances	19,121,686	6,196,909
Revolving loan	22,993,443	17,585,699
9.50% Notes due 2025, net of deferred issuance costs of $2,005,118 and $1,402,880, respectively	42,850,782	31,493,020
Contingent consideration	4,709,556	9,764,256
Put option obligation	11,400,000	11,400,000
Operating lease liabilities	12,724,357	—
Other liabilities	5,046,142	3,274,432
Total liabilities	247,339,438	153,826,946
Commitments and contingencies (Note 15)

Equity
Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 3,943,148 and 3,698,318 shares issued and outstanding, respectively; redemption value of $98,578,700 and $92,457,950, respectively	394	370
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 9,608,332 and 8,964,330 shares issued, 7,253,794 and 8,019,828 shares outstanding, respectively	964	899
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	250,874,126	240,609,345
Deficit	(171,372,394)	(136,462,244)
Accumulated other comprehensive loss	(11,314)	571
Class A common stock held in treasury, at cost (2,354,538 and 944,502 shares, respectively)	(27,158,429)	(13,202,407)
Total stockholders’ equity	52,334,113	90,947,300
Noncontrolling interests	600,509	651,853
Total equity	52,934,622	91,599,153
Total liabilities and equity	$300,274,060	$245,426,099

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$37,636,947	$22,134,934	$66,843,144	$45,331,776
Cost of revenue	31,596,524	15,433,719	54,171,932	31,676,653
Gross profit	6,040,423	6,701,215	12,671,212	13,655,123
Operating expenses:
Selling, general and administrative	17,373,018	10,964,362	30,189,538	20,199,181
Amortization and depreciation	1,680,443	1,337,678	3,328,701	2,575,705
Management and license fees	3,763,695	2,213,493	6,684,315	4,533,177
Total operating expenses	22,817,156	14,515,533	40,202,554	27,308,063
Operating loss	(16,776,733)	(7,814,318)	(27,531,342)	(13,652,940)
Interest expense	2,022,770	1,141,044	3,333,229	2,228,988
Other non-operating income, net	(279,405)	(144,569)	(481,197)	(145,139)
Loss before income taxes and preferred dividends	(18,520,098)	(8,810,793)	(30,383,374)	(15,736,789)
Provision for income taxes	14,000	15,000	34,000	29,000
Net loss before noncontrolling interests and preferred dividends	(18,534,098)	(8,825,793)	(30,417,374)	(15,765,789)
Net loss attributable to noncontrolling interests	(142,350)	—	(180,735)	—
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(18,391,748)	(8,825,793)	(30,236,639)	(15,765,789)
Less: preferred dividends	2,391,442	2,253,385	4,673,511	4,506,770
Net loss available to common stockholders	$(20,783,190)	$(11,079,178)	$(34,910,150)	$(20,272,559)

Net loss per common share:
Basic and diluted	$(1.39)	$(0.79)	$(2.30)	$(1.46)
Weighted-average common shares outstanding:
Basic and diluted	14,950,458	14,059,211	15,152,222	13,848,655

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,534,098)	$(8,825,793)	$(30,417,374)	$(15,765,789)
Other comprehensive income (loss):
Foreign currency translation adjustments	(25,008)	—	(26,612)	—
Comprehensive loss attributable to noncontrolling interests	13,712	—	14,727	—
Comprehensive loss	$(18,545,394)	$(8,825,793)	$(30,429,259)	$(15,765,789)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Accumulated
			Class A		Class B		Additional			Other
		Par		Par		Par	Paid-In		Treasury	Comprehensive	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income (Loss)	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$(13,202,407)	$571	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock									(8,584,102)			(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net income attributable to noncontrolling interest											(38,385)	(38,385)
Other comprehensive loss, net										(1,604)		(1,604)
Comprehensive loss attributable to noncontrolling interests										1,015	(1,015)	—
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022	3,830,378	$383	9,423,330	$945	7,654,506	$766	$245,978,573	$(150,589,204)	$(21,786,509)	$(18)	$756,571	$74,361,507
Share based compensation - stock options							894,108					894,108
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	112,770	11					2,727,469					2,727,480
Issuance of common stock			155,871	16			1,120,403					1,120,419

Common stock issued under employee stock purchase plan			12,133	1			89,825					89,826
Shares issued to directors			16,998	2			(2)					—
Purchase of treasury stock									(5,371,920)			(5,371,920)
Net income attributable to noncontrolling interest											(142,350)	(142,350)
Other comprehensive loss, net										(25,008)		(25,008)
Comprehensive loss attributable to noncontrolling interests										13,712	(13,712)	—
Dividends on preferred stock								(2,391,442)				(2,391,442)
Net loss								(18,391,748)				(18,391,748)
Balance, June 30, 2022	3,943,148	$394	9,608,332	$964	7,654,506	$766	$250,874,126	$(171,372,394)	$(27,158,429)	$(11,314)	$600,509	$52,934,622

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	$370	6,400,766	$640	7,654,506	$766	$166,865,655	$(86,235,901)	$(632,729)	$—	$—	$79,998,801
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			26,000	3			952,263					952,266
Stock options exercised			282,360	28			2,123,757					2,123,785
Warrant exercises - Class W and Z			64,400	6			267,159					267,165
Shares issued to directors			2,290	1			(1)					—
Sonar business combination											100,000	100,000

Dividends on preferred stock								(2,253,385)				(2,253,385)
Net loss								(8,825,793)				(8,825,793)
Balance, June 30, 2021	3,698,318	$370	6,775,816	$678	7,654,506	$766	$170,440,677	$(97,315,079)	$(632,729)	$—	$100,000	$72,594,683

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(30,417,374)	$(15,765,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,954,655	463,688
Content asset amortization	15,145,637	16,687,920
Amortization of deferred financing costs	366,748	212,122
Amortization and depreciation of intangibles, property and equipment	5,044,338	3,342,371
Bad debt and video return expense	1,274,127	1,602,049
Changes in operating assets and liabilities:
Trade accounts receivable	(3,905,533)	(3,075,796)
Prepaid expenses and other assets	(1,339,116)	(602,516)
Content assets	(58,810,149)	(41,988,250)
Accounts payable, accrued expenses and other payables	8,406,731	41,219
Film library acquisition and programming obligations	29,970,417	9,312,097
Accrued participation costs	7,365,711	12,204,737
Other liabilities	2,145,770	667,588
Net cash used in operating activities	(22,798,038)	(16,898,560)
Cash flows from Investing Activities:
Expenditures for property and equipment	(1,254,747)	(527,752)
Business combination, net of cash acquired	(6,672,474)	(19,416,449)
Decrease in due from affiliated companies	—	4,943,153
Net cash (used in) provided by investing activities	(7,927,221)	(15,001,048)
Cash flows from Financing Activities:
Principal payments on debt	(179,996)	(5,716,123)
Repurchase of common stock	(13,956,022)	—
Payment of contingent consideration	(5,054,700)	—
Acquisition of subsidiary noncontrolling interest	(750,000)	—
Proceeds from revolving loan, net	5,406,518	18,272,931
Proceeds from 9.50% notes due 2025, net	11,094,946	—
Proceeds from film acquisition advance	10,129,999	—
Proceeds from issuance of Class A common stock	1,120,419	24,810,813
Proceeds from issuance of Series A preferred stock, net	4,016,219	—
Proceeds from issuance of common stock under ESPP	89,826	—
Proceeds from exercise of stock options and warrants	—	2,385,325
Increase in due to affiliated companies	2,655,577	—
Dividends paid to preferred stockholders	(4,623,833)	(4,181,810)
Net cash provided by financing activities	9,948,953	35,571,136
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(26,612)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,802,918)	3,671,528
Cash, cash equivalents and restricted cash at beginning of period	44,286,105	14,732,726
Cash, cash equivalents and restricted cash at end of the period	$23,483,187	$18,404,254
Supplemental data:
Cash paid for interest	$2,634,140	$2,437,623
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$180,764	$327,460
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$2,228,680	$—
Non-cash film acquisition advance	$2,876,000	$—
Preferred stock issued for Crackle Plus acquisition	$—	$40,000,000

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

Financial Condition and Liquidity

As of June 30, 2022, the Company has a deficit of $171,372,394 and for the three and six months ended June 30, 2022, the Company had a net loss attributable to common stockholders of $20,783,190 and $34,910,150, respectively. On August 11, 2022, the Company closed its merger with Redbox Entertainment Inc. (“Redbox”).  See Note 18 Subsequent Events for additional information.

The Company believes that with the cash on hand, together with equity and debt offerings, and film financings, if necessary, will be sufficient to meet the Company’s operational cash requirements, programming commitments, debt service requirements (i.e., principal and interest payments) and dividend payments of the preferred stock for the next twelve months and the foreseeable future. The Company monitors cash flow liquidity, availability, capital base, operational spending and leverage ratios to ensure the Company maintains its credit worthiness.

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

Cash and Cash Equivalents

Cash and cash equivalents includes restricted cash of $484,297 at June 30, 2022 and $1,552,052 at December 31, 2021.

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

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2021-08”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company does not expect the adoption of the amendments to have a material impact on its consolidated financial statements.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Accounts receivable, net	$4,677,133
Content assets	4,695,000
Other assets	49,348
Intangibles	2,810,000
Total identifiable assets acquired	12,231,481
Accounts payable and accrued expenses	129,244
Revenue share payable	1,623,177
Accrued third party share	3,999,544
Total liabilities assumed	5,751,965
Net identifiable assets acquired	6,479,516
Goodwill	5,476,710
Net assets acquired	$11,956,226

Cash consideration	$8,000,000
Equity consideration - Class A common stock	3,303,750
Equity consideration - Series A Preferred Stock	1,980,000
Purchase price consideration	13,283,750
Less: cash acquired	(1,327,524)
Total Estimated Purchase Price	$11,956,226

The $2,810,000 of acquired intangibles represents the estimated fair value of the quality control certification process, trademarks, technology and noncompete agreements. These definite lived intangible assets are being amortized on a straight-line basis over there estimated useful life of 24 to 36 months.

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

The allocation of the purchase price to the fair values of the assets acquired assumed at the date of the acquisition was as follows:

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables illustrates the stand-alone financial performance attributable to acquisitions included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,
	2022
	Sonar	Other	Total
Net revenue	$6,875,499	$8,324,514	$15,200,013
Net income (loss)	$3,539,177	$(364,267)	$3,174,910

	Six Months Ended June 30,
	2022
	Sonar	Other	Total
Net revenue	$14,067,201	$12,703,090	$26,770,291
Net income (loss)	$6,860,148	$(232,170)	$6,627,978

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended June 30,
				% of
	2022	% of revenue	2021	revenue
Revenue:
VOD and streaming	$29,510,365	78%	$15,086,175	68%
Licensing and other	8,126,582	22%	7,048,759	32%
Net revenue	$37,636,947	100%	$22,134,934	100%

	Six Months Ended June 30,
				% of
	2022	% of revenue	2021	revenue
Revenue:
VOD and streaming	$50,857,728	76%	$28,977,124	64%
Licensing and other	15,985,416	24%	16,354,652	36%
Net revenue	$66,843,144	100%	$45,331,776	100%

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

For the three and six months ended June 30, 2022, total licensing revenues, including VOD and streaming, were $23,133,992 and $39,367,550, respectively.

For the three and six months ended June 30, 2021, total licensing revenues, including VOD and streaming, were $10,372,918 and $24,993,891, respectively.

Contract balances include the following:

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$28,100,328	$25,818,447
Contract assets (included in accounts receivable)	39,422,018	34,395,360
Total accounts receivable, net	$67,522,346	$60,213,807

Deferred revenue (included in other liabilities)	$3,210,083	$1,536,687

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to 5,000,000 common stock equivalents, inclusive of an additional 2,500,000 shares authorized by the shareholders of the Company on June 30, 2022, subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognizes stock options granted under the Plan at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2022 and 2021, the Company recognized $894,108 and $200,594, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized $1,827,155 and $401,188, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2021	1,377,339	$16.13	3.37	$2,579,201
Granted	260,500	8.83
Forfeited	(46,205)	19.28
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2022	1,591,634	$14.84	3.41	$21,200

Vested and exercisable at December 31, 2021	648,119	$11.64	2.77	$2,407,521
Vested and exercisable at June 30, 2022	818,766	$12.94	2.62	$6,250

As of June 30, 2022 the Company had unrecognized pre-tax compensation expense of $7,034,249 related to non-vested stock options under the Plan of which $1,806,670, $3,354,137, $1,769,214 and $104,228 will be recognized in 2022, 2023, 2024 and 2025, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
Weighted Average Assumptions:	2022	2021(a)
Expected dividend yield	0.0%	—%
Expected equity volatility	68.3%	—%
Expected term (years)	5	—
Risk-free interest rate	2.62%	—%
Exercise price per stock option	$8.83	$—
Market price per share	$8.83	$—
Weighted average fair value per stock option	$4.95	$—

(a) There were no stock options granted during the six months ended June 30, 2021.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended June 30, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750 and $31,250, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $127,500 and $62,500, respectively.

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

Basic and diluted loss per share are computed as follows:

	Three Months Ended June 30,
	2022	2021
Net loss available to common stockholders	$(20,783,190)	$(11,079,178)

Basic weighted-average common shares outstanding	14,950,458	14,059,211
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	14,950,458	14,059,211

Basic and diluted loss per share	$(1.39)	$(0.79)

Anti-dilutive stock options and warrants	16,813	3,892,936

	Six Months Ended June 30,
	2022	2021
Net loss available to common stockholders	$(34,910,150)	$(20,272,559)

Basic weighted-average common shares outstanding	15,152,222	13,848,655
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	15,152,222	13,848,655

Basic and diluted loss per share	$(2.30)	$(1.46)

Anti-dilutive stock options and warrants	236,267	3,658,102

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Content Assets

Content assets consists of the following:

	June 30,	December 31,
	2022	2021
Original productions:
Programming costs released	$25,972,632	$25,669,921
In production	2,522,136	562,808
In development	7,435,383	6,662,591
Accumulated amortization (a)	(24,331,829)	(23,268,306)
Programming costs, net	11,598,322	9,627,014

Film library:
Film library acquisition costs	177,516,509	134,463,191
Accumulated amortization (b)	(93,018,230)	(80,847,748)
Film library costs, net	84,498,279	53,615,443

Licensed program rights:
Programming rights	21,502,362	1,209,362
Accumulated amortization	(2,718,055)	(806,423)
Programming rights, net	18,784,307	402,939

Content assets, net	$114,880,908	$63,645,396

(a)    As of June 30, 2022  and December 31, 2021, accumulated amortization includes impairment expense of  $8,262,663, respectively.

(b)    As of June 30, 2022, and December 31, 2021, accumulated amortization includes impairment expense of $5,506,069, respectively.

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

Amortization of content assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Original productions	$760,109	$712,043	$1,063,523	$2,917,904
Film library	7,807,244	6,840,009	12,170,482	13,743,925
Licensed program rights	1,700,052	1,340	1,911,632	26,091
Total content asset amortization	$10,267,405	$7,553,392	$15,145,637	$16,687,920

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2022 and 2021, the Company did not record any impairments related to content assets.

Note 9 - Intangible Assets

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
June 30, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—
Crackle Plus brand value	18,807,004	8,395,984	10,411,020
Crackle Plus partner agreements	4,005,714	2,503,571	1,502,143
Distribution network	3,600,000	1,300,000	2,300,000
Locomotive contractual rights	1,500,986	352,382	1,148,604
1091 intangible assets	2,810,000	344,444	2,465,556
Total	$32,431,974	$14,604,651	$17,827,323

December 31, 2021:
Crackle Plus content rights	$1,708,270	$1,494,736	$213,534
Crackle Plus brand value	18,807,004	7,052,626	11,754,378
Crackle Plus partner agreements	4,005,714	2,103,000	1,902,714
Distribution network	3,600,000	700,000	2,900,000
Locomotive contractual rights	1,356,868	92,403	1,264,465
Total	$29,477,856	$11,442,765	$18,035,091

Amortization expense was $1,712,668 and $1,305,451 for the three months ended June 30, 2022 and 2021, respectively, and $3,161,886 and 2,510,903, for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 amortization expense for the next 5 years is expected be:

Remainder of 2022	$3,110,760
2023	6,221,520
2024	4,676,921
2025	2,810,604
2026	1,007,518
Total	$17,827,323

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total goodwill on our Condensed Consolidated Balance Sheets was $45,463,240 and $39,986,530 as of June 30, 2022 and December 31, 2021, respectively, and is comprised of the following:

	June 30, 2022
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	5,476,710	—
Total	$18,911,027	$26,552,213	$—

	December 31, 2021
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	19,838,743	—
Accumulated impairment losses	—	—	(1,300,319)
Total	$18,911,027	$21,075,503	$—

There was no impairment recorded related to goodwill and intangible assets in the six months ended June 30, 2022 and 2021, respectively.

Note 10 – Leases

At June 30, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to operating our leases.

June 30,
2022
Right-of-Use Assets
Operating lease right-of-use assets	$10,900,297

Lease Liabilities:
Operating lease liabilities	$12,724,357

June 30,
2022
Weighted average remaining lease term	7.9 years
Weighted average discount rate	6%

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

For the three months ended June 30, 2022 and 2021, rent expense including short-term leases was $777,248 and $499,711, respectively, and $1,325,917 and $999,422, for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in operating lease liabilities was $407,423 as of June 30, 2022.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The expected future payments relating to our operating lease liabilities at June 30, 2022 are as follows:

Remainder of 2022	$1,248,181
2023	1,904,310
2024	1,948,832
2025	1,994,439
2026	2,104,048
2027 and thereafter	6,909,533
Total minimum payments	16,109,343
Less amounts representing interest	3,384,986
Present value of minimum payments	$12,724,357

Note 11 – Debt

Long-term debt for the periods presented was as follows:

	June 30,	December 31,
	2022	2021
Notes due 2025	$44,855,900	$32,895,900
Revolving loan	22,993,443	17,585,699
Film acquisition advances	19,121,686	6,196,909
Total debt	86,971,029	56,678,508
Less: debt issuance costs	2,005,118	1,402,880
Less: current portion	12,246,130	6,196,909
Total long-term debt	$72,719,781	$49,078,719

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

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. The Company is in compliance with all covenants as of June 30, 2022.

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

On April 20, 2022, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $10,400,000.  On May 5, 2022, the Company sold an additional $1,560,000 of Notes pursuant to the exercise of the overallotment option. The stated principal of $25.00 per note was discounted 2% to the public offering price of $24.85 per note.  The sale of the Notes resulted in net proceeds of approximately $11,094,946 after deducting underwriting discounts and commissions of approximately $865,054.

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10,210,000 of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary.  The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. During the six months ended June 30, 2022, the Company repaid $81,222 of the principal outstanding under the Film Acquisition Advance.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”).  Under the agreements, MEP financed the Company $13,006,000 of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding.  Under the distribution agreement with the SPV, after Screen Media Ventures recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and also, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2022, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2022	$9,758,130
2023	4,976,000
2024	27,380,999
2025	44,855,900
Total	$86,971,029

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

As of June 30, 2022, the 5% interest in CSS AVOD, Inc consists of the following,

June 30,
2022
Put Option Obligation	$11,400,000
Noncontrolling Interests	84,247
Total	$11,484,247

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current provision:
States	$14,000	$15,000	$34,000	$29,000
Total current provision	$14,000	$15,000	$34,000	$29,000

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$21,997,000	$14,503,000
Acquisition-related costs	517,000	539,000
Film library and other intangibles	16,418,000	16,883,000
State taxes and other	737,000	337,000
Less: valuation allowance	(38,828,000)	(31,412,000)
Total deferred tax assets	841,000	850,000
Deferred tax liabilities:
Programming costs	304,000	299,000
Other assets	537,000	551,000
Total deferred tax liabilities	841,000	850,000
Net deferred tax asset	$—	$—

The Company and its subsidiaries have combined net operating losses of approximately $81,550,000, 10,843,000, of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $70,707,000 having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset only 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

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

The deferred tax asset valuation allowance increased by $4,409,000 and $2,589,000 during the three months ended June 30, 2022 and 2021, respectively. The deferred tax asset valuation allowance increased by $7,416,000 and $3,885,000 during the six months ended June 30, 2022 and 2021, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At June 30, 2022, CSS directly owns approximately 100% of the Company Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 51.3% of the total outstanding common stock and 91% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS.  For the three and six months ended June 30, 2022 and 2021, the Company recorded management and license fees of $3,763,695 and $6,684,315, respectively and $2,213,493 and $4,533,177, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs.  As of June 30, 2022 and December 31, 2021, the Company had an intercompany payable, with affiliated companies.

	June 30,	December 31,
	2022	2021
Due to affiliated companies	$3,145,536	$489,959
Due from affiliated companies	—	—
Total due to/due from affiliated companies	$3,145,536	$489,959

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties.  For the three and six months ended June 30, 2022 the amount of revenue recognized was $0 and for the three and six months ended June 30, 2021, revenue recognized was $2,000,000 and $6,880,000, respectively.  At June 30, 2022 and December 31, 2021, the Company had accounts receivable of $5,530,940 and $6,363,951, respectively.

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

As of June 30, 2022, the Company had $75,974,573 of content obligations, comprised of $38,738,033 in film library acquisition obligations, $17,547,500 of programming obligations and $19,689,040 of accrued participation costs.

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

Sonar Acquisition

The Company owes contingent consideration related to the acquisition of Sonar of $4,709,556 at June 30, 2022. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participation on a slate of development projects. Additionally, the Company has a Put obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement. See Notes 4 and 12 for additional information.

Redbox Merger

The Company is contingenly liable to pay $15,000,000 for professional services related to the successful consummation of our merger with Redbox Entertainment Inc. Under the services agreement, the services fee is payable over nine months after closing.  See Note 18 Subsequent Events for additional information.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 – Stockholders’ Equity

Amendment to Authorized Shares

On June 30, 2022, the shareholders of the Company approved an increase in the total authorized shares from 100,000,000 to 200,000,000, comprised of 140,000,000 million shares of Class A common stock, 20,000,000 share of Class B common stock and 40,000,000 shares of preferred stock, of which, 10,000,000 are classified as Series A preferred stock.

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At June 30, 2022, the Company had $3,474,300 of authorization remaining under the stock repurchase program. During the six months ended June 30, 2022, the Company repurchased 1,410,036 shares of Class A Common Stock at an average price of $9.90.

At the Market Offering

During the period ended June 30, 2022, the Company completed the sale of an aggregate of 164,830 shares of Series A preferred stock, generating net proceeds of $4,016,219.

During the period ended June 30, 2022, the Company completed the sale of an aggregate of 155,871 shares of Class A common stock, generating net proceeds of $1,120,419.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

Warrant activity for the six months ended June 30, 2022 is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Outstanding		Outstanding	Exercise	Contract
Warrants	at December 31, 2021	Exercised	at June 30, 2022	Price	Term (Yrs.)
Class W	526,362	—	526,362	$7.50	1.00
Class Z	123,109	—	123,109	12.00	2.00
CSSE Class I	800,000	—	800,000	8.13	1.87
CSSE Class II	1,200,000	—	1,200,000	9.67	1.87
CSSE Class III-A	380,000	—	380,000	11.61	1.87
CSSE Class III-B	1,620,000	—	1,620,000	11.61	1.87
Total	4,649,471	—	4,649,471	$10.06	1.78

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

Net revenue generated in the United States accounted for approximately 82% and 98% of total net revenue for the three months ended June 30, 2022 and 2021, respectively, and 84% and 96% for the six months ended June 30, 2022 and 2021, respectively. All of the Company’s long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 18 – Subsequent Events

Merger with Redbox Entertainment Inc.

As previously announced, we entered into a merger agreement to acquire Redbox Entertainment Inc. on May 10, 2022. The merger was consummated on August 11, 2022 in accordance with the terms described in Form S-4 as declared effective by the SEC on July 15, 2022 (the “July 2022 S-4”).  Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.5 million of debt outstanding, and includes an $80 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis.  On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company expects to issue approximately 4.6 million shares of Class A common stock and to assume the outstanding warrants of Redbox.  The Company will provide definitive information regarding the consummation the merger on form 8-K to be filed in the coming days.

The following summary unaudited pro forma condensed combined financial information presents the unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statements of operations based upon the combined historical financial statements of CSSE and Redbox, after giving effect to the consummation of the Mergers contemplated by the Merger Agreement and the related adjustments described in the accompanying notes. The Mergers will be accounted for under the acquisition method of accounting, which requires determination of the accounting acquirer. The accounting guidance provides that in identifying the acquiring entity in a business combination effected through an exchange of equity interests, all pertinent facts and circumstances must be considered, including; the relative voting rights of the stockholders of the constituent companies in the combined company, the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of equity securities in the business combination, including payment of any premium.

The unaudited pro forma condensed combined balance sheet data as of March 31, 2022 gives effect to the Mergers as if they occurred on that date. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2022, and for the year ended December 31, 2021, gives effect to the Mergers as if they had occurred on January 1, 2021. Additionally, the unaudited pro forma condensed combined statement of operations for the year ended December 31, 2021 gives effect to CSSE’s acquisition of certain assets of Sonar Entertainment, Inc. (“Sonar”) on May 21, 2021, as if it had occurred on January 1, 2021.

The unaudited pro forma condensed combined financial information was prepared in accordance with Article 11 of Regulation S-X. The unaudited pro forma adjustments reflecting the transaction have been prepared in accordance with business combination accounting guidance as provided in FASB ASC Topic 805 and reflect the preliminary allocation of the estimated merger consideration to the acquired assets and liabilities assumed based upon their estimated fair values, using the assumptions set forth in the notes to the unaudited pro forma condensed combined financial information. CSSE’s historical consolidated financial information has been adjusted in the unaudited pro forma condensed combined financial information to give pro forma effect to events that are (1) directly attributable to the merger transaction, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results.

The unaudited pro forma condensed combined financial information is provided for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger transaction had been completed as of the dates set forth above, nor is it indicative

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the future results or financial position of the combined company. In connection with the pro forma condensed combined financial information, CSSE allocated the estimated purchase price using its best estimates of fair value. The allocation is dependent upon certain valuation and other analyses that are not yet final. Accordingly, the pro forma acquisition price adjustments are preliminary and subject to further adjustments as additional information becomes available and as additional analyses are performed. There can be no assurances that the final valuations will not result in material changes to the preliminary estimated purchase price allocation. The unaudited pro forma condensed combined financial information also does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the transaction or any integration costs. Furthermore, the unaudited pro forma condensed combined statements of operations do not include certain nonrecurring charges and the related tax effects that result directly from the transaction as described in the notes to the unaudited pro forma condensed combined financial information.

The pro forma financial statements should be read in conjunction with the separate historical consolidated financial statements and related notes of each of CSSE and Redbox included in or incorporated by reference in the July 2022 S-4. For more information, see the sections of proxy statement/prospectus titled “Unaudited Pro Forma Condensed Combined Financial Information,” “Selected Historical Consolidated Financial Data of CSSE,” “Selected Historical Consolidated Financial Data of Redbox,” and “Where You Can Find More Information” and the risk factors described in the section titled “Risk Factors.”

	Three Months Ended	Year Ended
	March 31,	December 31,
	2022	2021

	(unaudited)
Pro Forma Condensed Combined Statement of Operations Data:
Net revenue	$92,433,000	$404,889,000
Net loss attributable to common stockholders	$(40,789,000)	$(190,234,000)
Basic and diluted net loss per share attributable to common stockholders	$(2.05)	$(9.71)

March 31,
2022
(unaudited)
Pro Forma Condensed Combined Balance Sheet Data:
Total assets	$728,659,000
Total liabilities	$658,144,000
Total equity	$70,515,000

Midcap Financial Trust Credit Facility

On August 11, 2022, the Company paid $26.0 million to repay and cancel its revolving credit facility with Midcap Financial Trust (“Midcap”).  Upon termination of this facility all liens in favor of Midcap securing the obligations thereunder were terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Form 10-K”), our Current Report on Form 8-K as filed with the SEC on May 27, 2021 (and amended on each of June 11, 2021 and July 1, 2021) and our S-4 declared effective by the SEC on July 11, 2022 (the “July 2022 S-4”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K and the July 2022 S-4 for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	our merger with Redbox Entertainment Inc., including the risk factors included in the July 2022 S-4;
●	we have and may continue to incur losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividend and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;

●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Merger with Redbox Entertainment Inc.

As previously announced, we entered into a merger agreement to acquire Redbox Entertainment Inc. on May 10, 2022. The merger was consummated on August 11, 2022 in accordance with the terms described in the July 2022 S-4.  Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.5 million of debt outstanding, and includes an $80 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis.  On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company expects to issue approximately 4.6 million shares of Class A common stock and to assume the outstanding warrants of Redbox.  The Company will provide definitive information regarding the consummation the merger on form 8-K to be filed in the coming days.

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

For the three months ended June 30, 2022 and 2021, our net revenue was approximately $37.6 million and $22.1 million, respectively, and $66.8 million and $45.3 million for the six months ended June 30, 2022 and 2021, respectively.  Our Adjusted EBITDA for the three months ended June 30, 2022 and 2021 was $5.6 million and $3.2 million, respectively, and $9.2 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

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

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during the three and six months ended June 30, 2022 and 2021, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;

●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss available to common stockholders	$(20,783,190)	$(11,079,178)	$(34,910,150)	$(20,272,559)
Preferred dividends	2,391,442	2,253,385	4,673,511	4,506,770
Provision for income taxes	14,000	15,000	34,000	29,000
Other taxes	178,403	103,854	258,775	188,347
Interest expense(a)	2,022,770	1,141,044	3,333,229	2,228,988
Film library amortization and related costs(b)	14,666,992	6,841,349	24,354,016	13,770,016
Share-based compensation expense(c)	957,859	231,844	1,954,656	463,688
Expense for bad debt and video returns	692,295	907,837	1,274,129	1,602,049
Amortization and depreciation(d)	2,674,893	1,721,011	4,678,966	3,342,371
Other non-operating income, net(e)	(279,405)	(144,569)	(481,197)	(145,139)
Transitional expenses(f)	255,615	192,054	363,400	192,054
All other nonrecurring costs(g)	2,777,637	967,848	3,698,069	1,807,898
Adjusted EBITDA	$5,569,311	$3,151,479	$9,231,404	$7,713,483

(a)	Includes amortization of deferred financing costs of $217,679 and $113,234 for the three months ended June 30, 2022 and 2021, respectively, and $366,748 and $212,123 for the six months ended June 30, 2022 and 2021, respectively,
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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Crackle, our YouTube channel and Popcornflix®, all of which collectively form The Crackle Plus Network. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus).  Additionally, we derive revenue from production services, as well as, executive produce fees on produced content.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2021

Revenue

The following table presents revenue by revenue source for the three months ended June 30, 2022 and 2021 and for the period-over-period dollar and percentage changes:

	Three Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Revenue:
VOD and streaming	$29,510,365	78%	$15,086,175	68%	$14,424,190	96%
Licensing and other	8,126,582	22%	7,048,759	32%	1,077,823	15%
Net revenue	$37,636,947	100%	$22,134,934	100%	$15,502,013	70%

Our net revenue increased by $15.5 million for the three months ended June 30, 2022, compared to 2021.

VOD and streaming revenue increased $14.4 million for the three months ended June 30, 2022, compared to 2021. This increase was primarily driven by a $11.8 million increase in AVOD streaming revenues, principally due to the licensing of AVOD rights across the SMV, Sonar and 1091 Media film libraries, as well as, a $1.7 million increase in TVOD revenues related to the acquisition 1091 Media.  The remaining $0.9 million increase is due to a $3.0 million increase in ad representation revenues, partially offset by lower sponsorship and advertising sales due to the timing of lapping the premiere of Going For Broke Season 2, which occurred in second quarter of 2021.

Licensing and other revenue increased $1.1 million for the three months ended June 30, 2022, compared to 2021. Production services revenues increased $1.8 million, related to the acquisition of Locomotive Global and was partially offset by lower international distribution revenues.

Content and services from the acquisitions of 1091 Pictures, Locomotive Global and Sonar contributed $11.3 million or 30% of total revenue in second quarter of 2022.

Cost of Revenue

The following table presents cost of revenue line items for the three months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Cost of revenue:
Content amortization and other costs	$20,119,073	53%	$7,553,392	34%	$12,565,681	166%
Revenue share and partner fees	5,314,571	15%	2,861,389	13%	2,453,182	86%
Distribution and platform costs	6,162,880	16%	5,018,938	23%	1,143,942	23%
Total cost of revenue	$31,596,524	84%	$15,433,719	70%	$16,162,805	105%
Gross profit	$6,040,423		$6,701,215		$(660,792)	(10)%
Gross profit margin	16%		30%

Our cost of revenue increased by $16.2 million for the three months ended June 30, 2022.

The increase in content amortization and other costs primarily relates to a $5.7 million increase in profit participations related to content licensing by 1091 Media, acquired in March 2022, a shift in production-related sales mix from high gross margin fee revenue in the prior year quarter to lower margin, but strategic, cost plus production service revenue in the current quarter, a $2.7 million increase in film amortization related to increased content licensing, including the acceleration of program amortization cost for a title sold after quarter end.  Revenue share and partner fees of $2.4 million are due to higher ad representation and partner distribution revenues in the quarter.  The increase in distribution and platform costs of $1.1 million principally relates to the acceleration of older technology platform costs as a result of launching our new streaming apps.  Normalizing for the production sales mix and the acceleration of program and technology platform costs, our gross margins for the quarter would be in line with prior year quarter.

Operating Expenses

The following table presents operating expense line items for the three months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$17,373,018	46%	$10,964,362	50%	$6,408,656	58%
Amortization and depreciation	1,680,443	4%	1,337,678	6%	342,765	26%
Management and license fees	3,763,695	10%	2,213,493	10%	1,550,202	70%
Total operating expenses	$22,817,156	60%	$14,515,533	66%	$8,301,623	57%

Our total operating expenses were 60% of net revenue for the three months ended June 30, 2022 and 66% in the same period in 2021 and increased in absolute dollars by $8.3 million. Excluding amortization and depreciation expense, total operating expenses were 56% and 60% of net revenue for the three months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses increased by $6.4 million for the three months ended June 30, 2022, compared to 2021. The increase is further discussed below in the Selling, General and Administrative section.

Amortization and depreciation expense increased by $0.3 million for the three months ended June 30, 2022, compared to 2021. The increase is primarily due to the acquired intangibles as a result of acquiring the Sonar assets and Locomotive in May and October  of 2021, respectively, and the acquisition of 1091 Media in March of 2022.

The management and license fee increased $1.6 million or 70% for the three months ended June 30, 2022, compared to 2021. The increase is due to and in line with the $15.5 million or 70% increase in net revenue for the three months ended June 30, 2022 compared to 2021.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	June 30,		Change
	2022	2021	Period over Period
Compensation expense	$7,950,630	$5,763,584	$2,187,046	38%
Share-based compensation	957,858	231,844	726,014	313%
Professional fees	3,986,650	1,581,923	2,404,727	152%
Public company expenses	287,454	552,807	(265,353)	(48)%
Bad debt expense	37,425	256,966	(219,541)	(85)%
Other operating expenses	4,153,001	2,577,238	1,575,763	61%
	$17,373,018	$10,964,362	$6,408,656	58%

Our selling, general and administrative expenses increased by $6.4 million for the three months ended June 30, 2022 compared to 2021.

Our compensation expense increased by $2.2 million for the three months ended June 30, 2022 compared to 2021. This increase is primarily due to a 42% increase in headcount as a result of the continued growth of the Company, including the acquisitions of Sonar assets and 1091 Media.

Share-based compensation expense increased $0.7 million for the three months ended June 30, 2022, compared to 2021. This increase is primarily related to a broader issuance of stock options granted and the increase in headcount.

Professional fees increased by $2.4 million for the three months ended June 30, 2022 compared to 2021. This increase is primarily due to an increase in consulting, advisory and legal expenses, related to our merger with Redbox.

Public company expenses decreased $0.3 million for the three months ended June 30, 2022 compared to 2021. This decrease is primarily related to various financing activity fees in the prior period.

Bad debt expense decreased $0.2 million for the three months ended June 30, 2022, compared to 2021 as a result of increased collection efforts in 2022 and certain aged customer balances being reserved in the prior period.

Other operating expenses increased by $1.6 million in the three months ended June 30, 2022 compared to 2021. This increase is primarily related to a $0.6 million increase in marketing expenses related to increased Crackle Plus marketing efforts and a $1.0 million in net combined other overhead expenses as a result of the continued growth of the Company.

Interest Expense

The following table presents interest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
9.50% Notes due 2025	$1,065,328	$781,278
Revolving loan	586,513	98,852
Film acquisition advance	153,250	147,680
Amortization of deferred financing costs	217,679	113,234
	$2,022,770	$1,141,044

Interest expense increased $0.9 million for the three months ended June 30, 2022, compared to 2021. The increase is related to a higher average outstanding debt balance during 2022, due to the Midcap financing facility entered into in May 2021, related to acquisition of Sonar assets, and the issuance of additional 9.5% Notes in April 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.  Our effective tax rate for the three months ended June 30, 2022 and 2021 was 0% and our income tax expense was $0.0 million for each of the respective periods. Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2021

Revenue

The following table presents revenue by revenue source for the six months ended June 30, 2022 and 2021 and for the period-over-period dollar and percentage changes:

	Six Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Revenue:
VOD and streaming	$50,857,728	76%	$28,977,124	64%	$21,880,604	76%
Licensing and other	15,985,416	24%	16,354,652	36%	(369,236)	(2)%
Net revenue	$66,843,144	100%	$45,331,776	100%	$21,511,368	47%

Our net revenue increased by $21.5 million for the six months ended June 30, 2022, compared to 2021.

VOD and streaming revenue increased $21.9 million for the six months ended June 30, 2022, compared to 2021. This increase was primarily driven by a $22.7 million increase in licensing AVOD and TVOD streaming revenues, principally across the Screen Media, Sonar and 1091 Media film libraries.  This increase was offset by a net $2.9 million decrease in TVOD revenues on third party platforms principally due to performance, timing and mix of Screen Media releases, partially offset by the impact of 1091 Media titles.   Advertising revenues increased a net $2.2 million, with a $6.0 million increase in ad representation revenues, partially offset by lower ad sales and sponsorship revenues.

Licensing and other revenue decreased $0.4 million for the six months ended June 30, 2022, compared to 2021. The net decrease was driven by a $4.9 million increase in production services revenue related to acquisition of Locomotive Global, which was fully offset by higher international licensing and distribution revenues in 2021.

Content and services revenue from the acquisitions of 1091 Pictures, Locomotive Global and Sonar assets contributed $22.9 million or 34% of total revenue in six months ended June 30, 2022.

Cost of Revenue

The following table presents cost of revenue line items for the six months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Cost of revenue:
Content amortization and other costs	$33,272,752	50%	$16,687,920	37%	$16,584,832	99%
Revenue share and partner fees	9,527,159	14%	5,330,629	12%	4,196,530	79%
Distribution and platform costs	11,372,021	17%	9,658,104	21%	1,713,917	18%
Total cost of revenue	$54,171,932	81%	$31,676,653	70%	$22,495,279	71%
Gross profit	$12,671,212		$13,655,123
Gross profit margin	19%		30%

Our cost of revenue increased by $22.5 million for the six months ended June 30, 2022 and 2021.

The increase in content amortization and other costs is primarily related to a $10.0 million increase in profit participations due to increased licensing revenues, as well as, the impact content licensing by 1091 Media, acquired in March 2022, a shift in production-related sales mix from high gross margin fee revenue in the prior year quarter to lower margin, but strategic, cost-plus production service revenue in the current quarter.  Revenue share and partner fees increased $4.2 million due to the increase in higher ad representation sales and an increased number of distribution touch points.  Distribution and platform costs increased $1.7 million related to the acceleration of older technology platform costs as a result of launching our new streaming apps and higher content and hosting costs to maintain and enhance our growing Crackle Plus platforms.  Normalizing for the production sales mix and the acceleration of technology platform costs, our gross margins for the period would be in line with the prior year.

Operating Expenses

The following table presents operating expense line items for the six months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2022	revenue	2021	revenue	Period over Period
Operating expenses:
Selling, general and administrative	$30,189,538	45%	$20,199,181	45%	$9,990,357	49%
Amortization and depreciation	3,328,701	5%	2,575,705	6%	752,996	29%
Management and license fees	6,684,315	10%	4,533,177	10%	2,151,138	47%
Total operating expenses	$40,202,554	60%	$27,308,063	61%	$12,894,491	47%

Our total operating expenses were 60% of net revenue for the six months ended June 30, 2022 compared to 61% in the same period in 2021 and increased in absolute dollars by $12.9 million. Excluding amortization and depreciation expense, total operating expenses were 55% and 55% of net revenue for the three months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses increased by $10.0 million for the six months ended June 30, 2022, compared to 2021. The increase is further discussed below in the Selling, General and Administrative section.

Amortization and depreciation expense increased by $0.8 million for the six months ended June 30, 2022, compared to 2021. The increase is due to the acquired intangibles as a result of acquiring the Sonar assets and Locomotive in May and October of 2021, respectively, and the acquisition of 1091 Media in March of 2022.

The management and license fee increased $2.2 million or 47% for the six months ended June 30, 2022, compared to 2021. The increase is due to and in line with the $21.5 million or 47% increase in net revenue for the six months ended June 30, 2022 compared to 2021.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended
	June 30,		Change
	2022	2021	Period over Period
Compensation expense	$15,356,597	$10,805,055	$4,551,542	42%
Share-based compensation	1,954,655	463,688	1,490,967	322%
Professional fees	5,587,373	2,668,276	2,919,097	109%
Public company expenses	486,445	688,985	(202,540)	(29)%
Bad debt expense	36,421	576,131	(539,710)	(94)%
Other operating expenses	6,768,047	4,997,046	1,771,001	35%
	$30,189,538	$20,199,181	$9,990,357	49%

Our selling, general and administrative expenses increased by $10.0 million for the six months ended June 30, 2022 compared to 2021.

Our compensation expense increased by $4.6 million for the six months ended June 30, 2022 compared to 2021. This increase is primarily due to a 42% increase in headcount as a result of the continued growth of the Company, including the acquisition of Sonar and 1091 Media.

Share-based compensation expense increased $1.5 million for the six months ended June 30, 2022, compared to 2021. This increase is primarily related to a broader issuance  of stock options granted under the 2017 Long Term Incentive Plan.

Professional fees increased by $2.9 million for the six months ended June 30, 2022 compared to 2021. This increase is primarily due to an increase in consulting, advisory and legal expenses, related to our merger with Redbox.

Public company expenses decreased $0.2 million for the three months ended June 30, 2022 compared to 2021. This decrease is primarily related to various financing activity fees in the prior period.

Bad debt expense decreased $0.5 million for the three months ended June 30, 2022, compared to 2021 as a result of increased collection efforts in 2022 and certain aged customer balances being reserved in the prior period.

Other operating expenses increased by $1.8 million in the three months ended June 30, 2022 compared to 2021. This increase is primarily related to a $0.4 million increase in marketing expenses related to increased Crackle Plus marketing efforts and a $1.4 million in net combined other overhead expenses as a result of the continued growth of the Company.

Interest Expense

The following table presents interest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
9.50% Notes due 2025	$1,846,605	$1,530,835
Revolving loan	498,580	98,852
Film acquisition advance	621,296	336,623
Revolving credit facility	—	50,555
Amortization of deferred financing costs	366,748	212,123
	$3,333,229	$2,228,988

Interest expense increased $1.1 million for the six months ended June 30, 2022, compared to 2021. The increase is related to a higher average outstanding debt balance during 2022, due to the Midcap financing facility entered into in May 2021, related to acquisition of Sonar assets, the issuance of additional 9.5% Notes in April 2022 and an increase in film acquisition advances during the first six months of 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year.  Our effective tax rate for the six months ended June 30, 2022 and 2021 was 0% and our income tax expense was $0.0 million for each of the respective periods. Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as amortization of pre-acquisition film library costs for Screen Media Ventures.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, operating cash inflows and financing activities. As of June 30, 2022, we had cash and cash equivalents of $23.5 million. Our total debt principal outstanding was $87.0 million as of June 30, 2022, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $23.0 million is comprised of borrowings under our Revolving Loan and $19.1 million on our Film Acquisition Advances.

Debt, net of debt issuance costs, increased $29.7 million primarily due to an increase in the Film acquisition advances during the first six months of 2022 and an issuance of our 9.50% Notes due 2025, in the second quarter. The amount of principal due in the next twelve months is approximately $12.2 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the six months ended June 30, 2022, the Company completed the sale of an aggregate of 164,830 shares of Series A Preferred Stock, for net proceeds of $4.0 million, pursuant to an At the Market Issuance.

During the six months ended June 30, 2022, the Company completed the sale of an aggregate of 155,871 shares of Class A Common Stock, for net proceeds of $1.1 million, pursuant to an At the Market Issuance.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the six months ended June 30, 2022 and 2021. Total dividends declared during the six months ended June 30, 2022 and 2021 was $4.7 million and $4.5 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $23.5 million as of June 30, 2022 and $44.3 million as of December 31, 2021.

Cash flow information for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(22,798,038)	$(16,898,560)
Investing activities	$(7,927,221)	$(15,001,048)
Financing activities	$9,948,953	$35,571,136

Operating Activities

Net cash used in operating activities was $22.8 million and 16.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in operating activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 was primarily due to a $13.2 million increase in net loss adjusted for the exclusion of non-cash items and a $7.3 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $(6.6) million for the six months ended June 30, 2022 as compared to a net loss adjusted for the exclusion of non-cash items of $6.5 million for the six months ended June 30, 2021. The increase in the net loss adjusted for non-cash items was primarily due to a $14.7 million increase in net loss, and a $1.5 million increase in net non-cash items driven by an increase in share-based compensation.

The effect of changes in operating assets and liabilities was a decrease of $16.2 million for the six months ended June 30, 2022 compared to a decrease of $23.4 million for the six months ended June 30, 2021. The most significant drivers contributing to this decrease relate to the following:

•

Changes in the content assets primarily due to increased premium content investment in our licensed programming rights and our film library. Content assets increased $58.8 million for the six months ended June 30, 2022 compared to a $42.0 million increase for the six months ended June 30, 2021.

•	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations increased $30.0 million for the six months ended June 30, 2022 compared to a $9.3 million increase for the six months ended June 30, 2021.
•	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs increased $7.4 million during the six months ended June 30, 2022 compared to a $12.2 million increase during the six months ended June 30, 2021.

Investing Activities

For the six months ended June 30, 2022, our investing activities required a net use of cash totaling $7.9 million. This increase was due to $6.7 million of net cash used to partially fund the 1091 Media acquisition and $1.3 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

For the six months ended June 30, 2021, our investing activities required a net use of cash totaling $15.0 million. This use resulted from $19.4 million used to fund the acquisition of assets from Sonar, a $0.5 million increase in capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations, offset by a $4.9 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to settle amounts owed or due on an ongoing basis.

Financing Activities

For the six months ended June 30, 2022, our financing activities provided cash totaling $9.9 million. This increase was primarily due to the $11.1 million in net proceeds related to the public offering of the 9.50% notes due 2025, $10.1 million in net proceeds from the film acquisition advances and $5.1 million in combined net proceeds from the at-the-market preferred and common stock offerings, offset by the repurchase of common stock in the amount of $14.0 million.

For the six months ended June 30, 2021, our financing activities provided net cash totaling $35.6 million. This increase was primarily due to the $21.4 million in net proceeds related to the January 2021 common stock private placement, $18.3 million from the funding under our revolving loan with Midcap Financial Trust related to the acquisition of Sonar assets, $3.4 million in net proceeds from the at-the-market common stock offerings during the period, $2.4 million in proceeds from the exercise of stock options and warrants offset by a $4.2 million payment of dividends to preferred stockholders, the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC, a $2.5 million payment on our film acquisition advance and a $0.7 million payment on our revolving loan. These financing activities during the period have resulted in the Company improving its liquidity position by increasing cash on hand and decreasing future interest payments.

Anticipated Cash Requirements

We believe that cash flow from operations, cash on hand, and the monetization of trade accounts receivable, together with equity and debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements over the next twelve months and the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios to ensure the Company maintains it credit worthiness.  If we are required to access financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders of our shares.  There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our Company.  If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, June 30, 2022, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2 – Unregistered Sales of Equity Securities

On August 11, 2022, concurrently with the consummation of the merger transaction described below, Chicken Soup for the Soul Entertainment, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (“HPS Credit Agreement”) by and among the Company, as primary borrower, Redbox Automated Retail LLC, as co-borrower (“Redbox Automated”), the Lenders named therein, and HPS Investment Partners LLC, as administrative agent and collateral agent (“HPS”).

Pursuant to the terms of the HPS Credit Agreement, the Company has obtained (i) a term loan facility consisting of the conversion, and assumption by the Company, of all “Senior Obligations” under (and as defined in) the HPS Credit Agreement (other than any outstanding Sixth Amendment Incremental Revolving Loans under (and as defined in) the Redbox Credit Agreement as amended by the Sixth Amendment) and (ii) an $80 million revolving credit facility (with any outstanding Sixth Amendment Incremental Revolving Loans under the Redbox Credit Agreement as amended by the Sixth Amendment being deemed, and assumed by the Company as, revolving loans thereunder). In connection with the HPS Credit Agreement, the Company issued HPS and affiliates a five-year warrant  (“HPS Warrant”) to purchase up to an aggregate of 1,011,530 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Company’s Class A Common Stock”), at a per-share exercise price of $0.0001.  These warrants include customary cashless exercise provisions.

The Company granted registration rights to HPS under which the Company will, among other actions, file (within 30 days of the closing of the mergers under the Merger Agreement) a registration statement on Form S-3 with respect to the issuance of the shares of Class A Common Stock issuable upon exercise of the HPS Warrant. The Company also granted substantially identical registration rights to certain holders of Redbox securities that were signatory to the voting and support agreement (pursuant to which they agreed to vote their Redbox securities in favor of the mergers prescribed by the Merger Agreement) relating to the resale of the shares of Company Class A Common Stock they received in exchange for such securities in the mergers.

The Obligations of the Company and its subsidiary guarantors under the HPS Credit Agreement are secured by a first priority lien in substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 12, 2022	(Principal Executive Officer)