Form 10-Q
period 2022-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-11-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable

Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock Common Stock Purchase Warrant	CSSE CSSEL	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC
Class W Warrants	CSSEW	OTC Markets
Class Z Warrants	CSSEZ	OTC Markets

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

The number of shares of Common Stock outstanding as of November 11, 2022 totaled 20,809,845 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	13,115,339
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$36,303,799	$44,286,105
Accounts receivable, net of allowance for doubtful accounts of $974,426 and $786,830, respectively	96,089,197	60,213,807
Prepaid expenses and other current assets	19,621,665	1,904,273
Operating lease right-of-use assets	17,317,175	—
Content assets, net	142,538,634	63,645,396
Intangible assets, net	292,932,777	18,035,091
Indefinite lived intangible assets	12,163,943	12,163,943
Goodwill	277,083,097	39,986,530
Other assets, net	23,348,656	5,190,954
Total assets	$917,398,943	$245,426,099

LIABILITIES AND EQUITY
Accounts payable	$41,876,561	$12,963,902
Accrued expenses	88,021,429	23,185,368
Due to affiliated companies	2,589,867	489,959
Programming obligations	55,159,246	1,641,250
Film library acquisition obligations	40,739,418	24,673,866
Accrued participation costs	25,030,611	12,323,329
Debt, net	461,287,515	55,275,628
Contingent consideration	7,556,856	9,764,256
Put option obligation	11,400,000	11,400,000
Operating lease liabilities	19,064,596	—
Other liabilities	39,374,480	2,109,388
Total liabilities	792,100,579	153,826,946

Commitments and contingencies (Note 15)

Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 4,300,000 shares authorized; 4,073,491 and 3,698,318 shares issued and outstanding, respectively; redemption value of $101,837,275 and $92,457,950, respectively	407	370
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 15,550,276 and 8,964,330 shares issued, 13,195,738 and 8,019,828 shares outstanding, respectively	1,555	899
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	343,374,588	240,609,345
Deficit	(191,432,641)	(136,462,244)
Accumulated other comprehensive income	36,957	571
Class A common stock held in treasury, at cost (2,354,538 and 944,502 shares, respectively)	(27,158,429)	(13,202,407)
Total stockholders’ equity	124,823,203	90,947,300
Noncontrolling interests	475,161	651,853
Total equity	125,298,364	91,599,153
Total liabilities and equity	$917,398,943	$245,426,099

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$72,392,263	$29,096,855	$139,235,407	$74,428,631
Costs and expenses
Operating	60,155,906	22,856,374	114,327,838	54,533,027
Selling, general and administrative	27,632,865	14,837,193	55,795,064	34,500,620
Amortization and depreciation	6,349,026	1,538,650	9,677,727	4,114,355
Management and license fees	4,774,758	2,909,686	11,459,073	7,442,863
Merger and transaction costs	15,476,452	201,106	17,503,791	736,860
Total costs and expenses	114,389,007	42,343,009	208,763,493	101,327,725
Operating loss	(41,996,744)	(13,246,154)	(69,528,086)	(26,899,094)
Interest expense	7,658,665	1,304,952	10,991,894	3,533,940
Other non-operating income, net	(4,551,004)	(101,898)	(5,032,201)	(247,037)
Loss before income taxes and preferred dividends	(45,104,405)	(14,449,208)	(75,487,779)	(30,185,997)
Income tax (benefit) provision	(27,320,839)	30,000	(27,286,839)	59,000
Net loss before noncontrolling interests and preferred dividends	(17,783,566)	(14,479,208)	(48,200,940)	(30,244,997)
Net (loss) income attributable to noncontrolling interests	(167,289)	9,085	(348,024)	9,085
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(17,616,277)	(14,488,293)	(47,852,916)	(30,254,082)
Less: preferred dividends	2,443,970	2,253,385	7,117,481	6,760,155
Net loss available to common stockholders	$(20,060,247)	$(16,741,678)	$(54,970,397)	$(37,014,237)

Net loss per common share:
Basic and diluted	$(1.13)	$(1.04)	$(3.43)	$(2.53)
Weighted-average common shares outstanding:
Basic and diluted	17,802,522	16,145,808	16,040,097	14,622,787

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,783,566)	$(14,479,208)	$(48,200,940)	$(30,244,997)
Other comprehensive income (loss):
Foreign currency translation adjustments	90,212	—	63,600	—
Comprehensive loss attributable to noncontrolling interests	(41,941)	—	(27,214)	—
Comprehensive loss	$(17,735,295)	$(14,479,208)	$(48,164,554)	$(30,244,997)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock							Accumulated
			Class A		Class B		Additional			Other
		Par		Par		Par	Paid-In		Treasury	Comprehensive	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income (Loss)	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$(13,202,407)	$571	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock									(8,584,102)			(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net loss attributable to noncontrolling interest											(38,385)	(38,385)
Other comprehensive loss, net										(1,604)		(1,604)
Comprehensive loss attributable to noncontrolling interests										1,015	(1,015)	—
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022	3,830,378	383	9,423,330	945	7,654,506	766	245,978,573	(150,589,204)	(21,786,509)	(18)	756,571	74,361,507
Share based compensation - stock options							894,108					894,108
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	112,770	11					2,727,469					2,727,480
Issuance of common stock			155,871	16			1,120,403					1,120,419
Common stock issued under employee stock purchase plan			12,133	1			89,825					89,826
Shares issued to directors			16,998	2			(2)					—
Purchase of treasury stock									(5,371,920)			(5,371,920)
Net loss attributable to noncontrolling interest											(142,350)	(142,350)
Other comprehensive loss, net										(25,008)		(25,008)
Comprehensive loss attributable to noncontrolling interests										13,712	(13,712)	—
Dividends on preferred stock								(2,391,442)				(2,391,442)
Net loss								(18,391,748)				(18,391,748)
Balance, June 30, 2022	3,943,148	394	9,608,332	964	7,654,506	766	$250,874,126	(171,372,394)	(27,158,429)	(11,314)	600,509	52,934,622
Share based compensation - stock options							798,600					798,600
Share based compensation- common stock							63,750					63,750
Share based compensation - Redbox							2,232,182					2,232,182
Issuance of preferred stock, net	130,343	13					3,100,463					3,100,476
Issuance of common stock, net			219,095	22			2,255,748					2,255,770
Stock options exercised			40,000	4			301,700					301,704
Warrant issued and exercised - HPS			1,011,530	98			14,919,971					14,920,069
Stock issued under ESPP			9,124	1			67,548					67,549
Redbox business combination			4,662,195	466			68,760,500					68,760,966
Dividends on preferred stock								(2,443,970)				(2,443,970)
Net loss attributable to noncontrolling interest											(167,289)	(167,289)
Other comprehensive loss, net										90,212		90,212
Comprehensive loss attributable to noncontrolling interests										(41,941)	41,941	—
Net loss								(17,616,277)				(17,616,277)
Balance, September 30, 2022	4,073,491	$407	15,550,276	$1,555	7,654,506	$766	$343,374,588	$(191,432,641)	$(27,158,429)	$36,957	$475,161	$125,298,364

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock							Subsidiary
			Class A		Class B		Additional			convertible
		Par		Par		Par	Paid-In		Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2020 (audited)	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			1,122,727	112			23,858,435					23,858,547
Stock options exercised			77,415	8			(8)					—
Warrant exercises - Class W and Z			43,571	4			(4)					—
Issuance of preferred stock, net	1,600,000	160					36,349,840			(36,350,000)		—
Dividends on preferred stock								(2,253,385)				(2,253,385)
Elimination of noncontrolling interests								205,462			(205,462)	—
Net loss								(6,939,996)				(6,939,996)
Balance, March 31, 2021	3,698,318	370	6,400,766	640	7,654,506	766	166,865,655	(86,235,901)	(632,729)	—	—	79,998,801
Share based compensation - stock options							200,594					200,594
Share based compensation - common stock							31,250					31,250
Issuance of common stock			26,000	3			952,263					952,266
Stock options exercised			282,360	28			2,123,757					2,123,785
Warrant exercises - Class W and Z			64,400	6			267,159					267,165
Shares issued to directors			2,290	1			(1)					—
Sonar business combination											100,000	100,000
Dividends on preferred stock								(2,253,385)				(2,253,385)
Net loss								(8,825,793)				(8,825,793)
Balance, June 30, 2021	3,698,318	370	6,775,816	678	7,654,506	766	170,440,677	(97,315,079)	(632,729)	—	100,000	72,594,683

Share based compensation - stock options							1,016,981					1,016,981
Share based compensation - common stock							2,457,250					2,457,250
Stock options exercised			32,916	3			274,615					274,618
Warrant exercises - Class W and Z			11,306	1			18,787					18,788
Shares issued to directors			2,845	1			(1)					—
Common stock grant			100,000	10			(10)					—
Issuance of common stock			1,875,000	188			70,499,812					70,500,000
Dividends preferred stock								(2,253,385)				(2,253,385)
Acquisition subsidiary noncontrolling interest							(6,000,000)					(6,000,000)
Net loss attributable to noncontrolling interest											9,085	9,085
Net loss								(14,488,293)				(14,488,293)
Balance, September 30, 2021	3,698,318	$370	8,797,883	$881	7,654,506	$766	$238,708,111	$(114,056,757)	$(632,729)	$—	$109,085	$124,129,727

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(48,200,940)	$(30,244,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,049,187	3,937,919
Content asset amortization	30,794,640	28,556,706
Amortization of deferred financing costs	710,885	354,048
Amortization and depreciation of intangibles, property and equipment	11,904,185	5,264,353
Bad debt and video return expense	1,962,407	2,156,308
Loss on debt extinguishment	311,718	—
Deferred income taxes	(27,393,494)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(16,531,079)	(7,372,707)
Prepaid expenses and other assets	(7,277,542)	(653,453)
Content assets	(83,647,302)	(52,826,947)
Accounts payable, accrued expenses and other payables	(6,876,274)	2,542,629
Film library acquisition and programming obligations	69,583,548	13,079,601
Accrued participation costs	17,470,589	10,328,843
Other liabilities	943,273	1,211,058
Net cash used in operating activities	(51,196,199)	(23,666,639)
Cash flows from Investing Activities:
Expenditures for property and equipment	(3,485,496)	(1,083,738)
Business combination, net of cash acquired	6,249,076	(19,416,449)
Increase in due from affiliated companies	—	6,239,035
Net cash provided by investing activities	2,763,580	(14,261,152)
Cash flows from Financing Activities:
Repurchase of common stock	(13,956,022)	—
Payment of contingent consideration	(6,970,707)	(8,085,051)
Acquisition of noncontrolling interests	(750,000)	(6,000,000)
Payments of revolving loan	(26,121,191)	(3,187,232)
Payments on capital leases	(162,925)	—
Proceeds from 9.50% notes due 2025, net	11,094,946	—
Payments on film acquisition advance	(4,767,238)	(2,417,602)
Proceeds from issuance of Class A common stock	3,533,563	95,310,813
Proceeds from issuance of preferred stock	7,116,695	—
Proceeds from revolving loan	55,679,945	18,272,931
Proceeds from film acquisition advance	20,330,867
Proceeds from exercise of stock options and warrants	301,704	2,684,356
Increase in due to affiliated companies	2,099,908	—
Dividends paid to preferred stockholders	(7,042,832)	(6,435,195)
Net cash provided by financing activities	40,386,713	90,143,020
Effect of foreign exchanges on cash, cash equivalents and restricted cash	63,600	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,982,306)	52,215,229
Cash, cash equivalents and restricted cash at beginning of period	44,286,105	14,732,726
Cash, cash equivalents and restricted cash at end of the period	$36,303,799	$66,947,955
Supplemental data:
Cash paid for interest	$4,120,005	$3,601,199
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$552,231	$163,606
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$2,228,680	$—
Class A common stock and assumption of warrants for Redbox Merger	$70,005,148	$—
Warrant issued in conjunction with HPS credit facility	$14,920,068	$—
Preferred stock issued for Crackle Plus acquisition	$—	$40,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, that provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the U.S., with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with over 150 channels as well as a transaction video on demand (TVOD) service. To provide original and exclusive content to its viewers, the company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul (CSS) brand name. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For some 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 34,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to over 150 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the CEO Mr. William J. Rouhana, Jr., and has historically operated and reported as one reportable segment, the production and distribution of video content. In connection with the acquisition of Redbox, the Company is reassessing its reportable segments. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of September 30, 2022, the Company has a deficit of $191.4 million and for the three and nine months ended September 30, 2022, the Company had a net loss attributable to common stockholders of $20.0 million and $55.0 million, respectively.

The Company believes that with the cash on hand, together with equity and debt offerings, and film and asset-based lending financings, if any are necessary or opportunistically available, will be sufficient to meet the Company’s operational cash requirements, programming commitments, debt service requirements (i.e., principal and interest payments) and dividend payments of the preferred stock for the next twelve months and the foreseeable future. The Company monitors cash flow liquidity, availability, capital base, operational spending and leverage ratios to ensure the Company maintains its credit worthiness.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the adoption of ASU 2016-02, Leases (Topic 842) as further described in Note 3 and new policies added in connection with the acquisition of Redbox as described below.

Reclassifications

Certain amounts have been reclassified to conform to the current periods presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include restricted cash of $4.1 million at September 30, 2022 and $1.6 million at December 31, 2021. See Note 11 for additional information.

Promotional Codes and Gift Cards

Redbox offers its consumers the option to purchase stored value products in the form of bulk promotional codes and electronic gift cards. There are no expiration dates on these products and the Company does not charge service fees that cause a decrement to customer balances in the case of gift cards. Cash receipts from the sale of promotional codes and gift cards are recorded as deferred revenue in Accrued expenses and recognized as revenue upon redemption. Additionally, the Company recognizes revenue from non-redeemed or partially redeemed promotional codes and gift cards in proportion to the historical redemption patterns, referred to as “breakage.” Estimated breakage revenue is recognized over time in proportion to actual promotional code and gift card redemptions and is not material in any period presented.

As of September 30, 2022, $7.1 million was deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of September 30, 2022, $2.4 million of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Redbox kiosks and components	3 - 5 years
Computers and software	2 - 3 years
Leasehold improvements (shorter of life of asset or remaining lease term)	3 - 6 years
Office furniture and equipment	5 - 7 years
Vehicles	3 - 4 years

The value of the Company’s property and equipment as of September 30, 2022 is included in Other assets, net on the Consolidated Balance Sheets and is as follows (in thousands):

September 30,
2022
Redbox kiosks and components	$8,507,604
Computers and software	4,766,582
Leasehold improvements (shorter of life of asset or remaining lease term)	4,983,222
Office furniture and equipment	1,363,208
Vehicles	2,642,217
Property and equipment, at cost	22,262,833
Accumulated depreciation and amortization	(3,934,466)
Property and equipment, net	$18,328,367

Internal-Use Software

The Company capitalizes costs incurred to develop or obtain internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed, and the software will be used for the function intended. The Company expenses costs incurred for training, data conversion, and maintenance, as well as spending in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in computers and software under property and equipment in the Company’s Consolidated Balance Sheets. The Company amortizes internal-use software over its estimated useful life on a straight-line basis.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Assumed Redbox Warrant Liabilities

The Company classified its Redbox public and private placement warrants as a liability at their fair value. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations in Other non-operating income, net. The public warrants are valued at a market price based on a quoted price in an active market. As both the public and private warrants have mostly the same characteristics the quoted price is used to remeasure all of the warrants. See Note 16 for additional information.

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $8.4 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.

In September 2022, the Financial Accounting Standards Board issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs” (Subtopic 405—50) giving guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

Note 4 – Business Combinations

Merger with Redbox Entertainment Inc.

On August 11, 2022, the Company acquired all the outstanding equity interests of Redbox. Immediately prior to the merger closing, CSSE entered into a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility and the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. See Note 11 and Note 16 for additional information.

On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock units and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued an aggregate of approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox. Included in the Class A common stock were 199,231 shares issued in connection with the acceleration and settlement of outstanding Redbox’s restricted stock units, or RSUs. The preliminary fair value of the Redbox RSUs was $2.9 million of which $0.7 million was associated with services rendered prior to the acquisition and the remaining $2.2 million was expensed upon the acceleration of vesting immediately following the completion of the acquisition. The results of operations and financial position of Redbox are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s transaction costs of $17.5 million were expensed as incurred in the merger and transaction costs on the Consolidated Statement of Operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The transaction was accounted for as a business combination. The purchase price consideration is determined with reference to the value of equity that the Company issued to the Redbox shareholders. The preliminary purchase price was calculated as follows (in thousands):

Class A common stock	$65,828,719
Class A common stock issued upon vesting of Redbox RSUs	703,244
Class A common stock warrants issued to Redbox warrant holders	3,473,185
Total merger consideration	$70,005,148

The acquisition of Redbox has been accounted for using the acquisition method of accounting, which requires that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below:

Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550
Accounts receivable	16,650,034
Content library	21,345,576
Prepaid expenses and other assets	11,494,570
Property and equipment	15,504,940
Right-of-use assets	7,183,735
Intangible assets(1)	279,600,000
Goodwill	230,908,179
Total assets acquired	595,608,584

Liabilities assumed:
Debt	359,854,921
Accounts payable and accrued expenses	95,411,196
Operating lease liabilities	7,183,736
Financing lease liabilities	2,241,304
Other liabilities	60,912,279
Total liabilities assumed	525,603,436

Net assets acquired	$70,005,148
(1)	The weighted-average useful life of intangible assets acquired is approximately 14 years.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period.

The identifiable intangible assets included customer relationships, technology and trade names and are being amortized on a straight-line basis ranging from 3 years to 15 years. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2037, a tax rate of 25%, a discount rate of 11% - 12%, and a royalty rate of 2%. The technology intangible asset was valued using the estimated replacement cost method. Goodwill is attributable to the workforce of Redbox as well as expected future growth into new and existing markets and $7.9 million is deductible for income tax purposes.

For the three and nine months ended September 30, 2022 Redbox contributed $31.6 million of revenue and $9.5 million of net loss to the Company’s consolidated operating results.

Unaudited Pro Forma Financial Information

The following table reflects the pro forma operating results for the Company which gives effect to the acquisition of Redbox as if it had occurred on January 1, 2021. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and Redbox adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)
Net revenue	$99,561,227	$99,349,000	$295,625,227	$290,801,000
Net loss	$(15,492,821)	$(36,156,310)	$(167,863,000)	$(95,323,179)

Pro forma net losses for the three and nine months ended September 30, 2022 and 2021 reflect adjustments primarily related to acquisition costs, interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results would have been if the acquisition had been completed at the beginning of the respective periods.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Accounts receivable, net	$4,677,133
Content assets	4,695,000
Other assets	49,348
Intangibles	2,810,000
Goodwill	6,188,387
Total assets acquired	18,419,868
Accounts payable and accrued expenses	129,244
Revenue share payable	1,623,177
Accrued third party share	3,999,544
Other liabilities	711,677
Total liabilities assumed	6,463,642
Net assets acquired	$11,956,226

Cash consideration	$8,000,000
Equity consideration - Class A common stock	3,303,750
Equity consideration - Series A Preferred Stock	1,980,000
Purchase price consideration	13,283,750
Less: cash acquired	(1,327,524)
Total Estimated Purchase Price	$11,956,226

The $2,810,000 of acquired intangibles represents the estimated fair value of the quality control certification process, trademarks, technology and noncompete agreements. These definite lived intangible assets are being amortized on a straight-line basis over their estimated useful life of 24 to 36 months.

Acquisition of Sonar Assets

On May 21, 2021, the Company consummated its acquisition of the principal assets of Sonar Entertainment, Inc. (“SEI”) and certain of the direct and indirect subsidiaries of SEI (collectively, “Sonar”). Sonar is an award-winning independent television studio that owns, develops, produces, finances and distributes content for global audiences. In consideration for the assets purchased from Sonar (“Purchased Assets”), the Company paid to Sonar an initial cash purchase price of $18,902,000 and from time to time will be required to pay additional purchase price based on the performance of the acquired assets (See Note 15 – Acquisition of Sonar Assets).

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

The amount related to the acquired intangible asset represents the estimated fair value of the distribution network. This definite lived intangible asset is being amortized on a straight-line basis over its estimated useful life of 36 months.

Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed, and represents the future economic benefits expected to arise from the intangible assets acquired that do not qualify for separate recognition.

The fair values of assets acquired were based upon valuations performed by independent third-party valuation experts.

Cash	$18,902,000
Fair Value of Additional Purchase Price – Library Accounts Receivable	1,580,000
Fair Value of Additional Purchase Price – Contracted TV Cash Flow	13,700,000
Fair Value of Additional Purchase Price – % of Film Cash Flow	630,000
Fair Value of Additional Purchase Price – % of Non-TV Business Cash Flow	2,300,000
Fair Value of Additional Purchase Price – Development Slate Cash Flow	5,200,000
Fair Value of Additional Purchase Price – CSS AVOD Equity Put	11,500,000
Total Estimated Purchase Price	$53,812,000

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to acquisitions included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,
	2022
	Redbox	Sonar	Other	Total
Net revenue	$31,585,586	$11,764,766	$8,464,883	$51,815,235
Net income (loss)	$(9,542,257)	$6,271,509	$685,381	$(2,585,367)

	Nine Months Ended September 30,
	2022
	Redbox	Sonar	Other	Total
Net revenue	$31,585,586	$25,831,967	$21,167,973	$78,585,526
Net income (loss)	$(9,542,257)	$13,131,657	$453,211	$4,042,611

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended September 30,
		% of		% of
	2022	revenue	2021	revenue
Revenue:
VOD and streaming	$31,417,733	44%	$16,907,012	58%
Retail	24,830,730	34%	—	0%
Licensing and other	16,143,800	22%	12,189,843	42%
Net revenue	$72,392,263	100%	$29,096,855	100%

	Nine Months Ended September 30,
		% of		% of
	2022	revenue	2021	revenue
Revenue:
VOD and streaming	$82,275,461	59%	$45,884,136	62%
Retail	24,830,730	18%	—	0%
Licensing and other	32,129,216	23%	28,544,495	38%
Net revenue	$139,235,407	100%	$74,428,631	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company exhibits content through the Crackle Plus and Redbox streaming services including AVOD, FAST and TVOD platforms available via connected TV’s,

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

smartphones, tablets, gaming consoles and the web through our owned and operated platforms, as well as third-party platforms. The Company generates streaming revenues for our networks in three primary ways, selling advertisers video ad inventory on our AVOD and FAST streaming services, selling advertisers the ability to present content to our viewers, often with fewer commercials, and selling advertisers product and content integrations and sponsorships related to our original productions, as well as revenues from our direct-to-consumer TVOD platform. In addition, this revenue source includes third-party streaming platform license revenues, including TVOD, AVOD, FAST and SVOD related revenues.

Retail

Revenue from Redbox movie rentals is recognized for the period that the movie is rented and is recorded net of promotional discounts offered to the Company’s consumers, uncollected amounts and refunds that it grants to its customers. The sale of previously rented movies out of our kiosks is recognized at the time of sale. On rental transactions for which the related movie has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectable amounts that is considered a reduction from gross revenue as collectability is not reasonably assured.

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

For the three and nine months ended September 30, 2022, total licensing revenues, including VOD and streaming, were $30,229,285 and $69,653,316, respectively.

For the three and nine months ended September 30, 2021, total licensing revenues, including VOD and streaming, were $16,288,229 and $41,282,120, respectively.

Contract balances include the following:

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$42,508,259	$25,818,447
Contract assets (included in accounts receivable)	53,580,938	34,395,360
Total accounts receivable, net	$96,089,197	$60,213,807

Deferred revenue (included in accrued expenses)	$11,680,118	$1,536,687

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2022 and 2021, the Company recognized $798,600 and $1,016,981, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized $2,625,756 and $1,418,169, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity as of September 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2021	1,377,339	$16.13	3.37	$2,579,201
Granted	277,500	8.82
Forfeited	(68,793)	18.76
Exercised	(40,000)	7.54
Expired	—	—
Outstanding at September 30, 2022	1,546,046	$14.89	3.24	$14,950

Vested and exercisable at December 31, 2021	648,119	$11.64	2.77	$2,407,521
Vested and exercisable at September 30, 2022	883,760	$13.42	2.63	$4,792

As of September 30, 2022 the Company had unrecognized pre-tax compensation expense of $6,094,009 related to non-vested stock options under the Plan of which $886,105, $3,333,955, $1,766,755 and $125,194 will be recognized in 2022, 2023, 2024 and 2025, respectively.

In addition to the compensation expense discussed above, the Company also recognized stock-based compensation in connection with the Redbox Merger which upon completion triggered accelerated vesting under the Redbox plans. There is $2,232,182 of additional compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2022	2021
Expected dividend yield	—%	—%
Expected equity volatility	68.9%	60.7%
Expected term (years)	5	5
Risk-free interest rate	2.66%	1.40%
Exercise price per stock option	$8.82	$14.28
Market price per share	$8.82	$14.13
Weighted average fair value per stock option	$4.89	$7.48

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended September 30, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750 and $2,457,250, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $191,250 and $2,519,750, respectively.

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

Basic and diluted loss per share are computed as follows:

	Three Months Ended September 30,
	2022	2021
Net loss available to common stockholders	$(20,060,247)	$(16,741,678)

Basic weighted-average common shares outstanding	17,802,522	16,145,808
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	17,802,522	16,145,808

Basic and diluted loss per share	$(1.13)	$(1.04)

Anti-dilutive stock options and warrants	272,987	3,701,061

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Net loss available to common stockholders	$(54,970,397)	$(37,014,237)

Basic weighted-average common shares outstanding	16,040,097	14,622,787
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	16,040,097	14,622,787

Basic and diluted loss per share	$(3.43)	$(2.53)

Anti-dilutive stock options and warrants	248,940	3,785,734

Note 8 – Content Assets, net

Content assets, net consists of the following:

	September 30,	December 31,
	2022	2021
Original productions:
Programming costs released	$27,646,669	$25,669,921
In production	2,244,593	562,808
In development	8,461,662	6,662,591
Accumulated amortization (a)	(24,852,300)	(23,268,306)
Programming costs, net	13,500,624	9,627,014

Film library:
Film library acquisition costs	190,489,922	134,463,191
Accumulated amortization (b)	(100,026,970)	(80,847,748)
Film library costs, net	90,462,952	53,615,443

Licensed program rights:
Programming rights	49,412,905	1,209,362
Accumulated amortization	(10,837,847)	(806,423)
Programming rights, net	38,575,058	402,939

Content assets, net	$142,538,634	$63,645,396

(a) As of September 30, 2022 and December 31, 2021, accumulated amortization includes impairment expense of $8,262,663, respectively.

(b) As of September 30, 2022 and December 31, 2021, accumulated amortization includes impairment expense of $5,506,069, respectively.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Programming rights consists of licenses to various titles which the Company makes available for streaming on Crackle and Redbox’s kiosks and streaming services for an agreed upon license period.

Amortization of content assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Original productions	$520,471	$1,756,901	$1,583,994	$4,674,805
Film library	7,008,740	10,087,539	19,874,419	23,831,464
Licensed program rights	8,119,792	24,346	9,336,227	50,437
Total content asset amortization	$15,649,003	$11,868,786	$30,794,640	$28,556,706

During the nine months ended September 30, 2022 and 2021, the Company did not record any impairments related to content assets.

Note 9 - Intangible Assets and Goodwill

Intangible assets, net, consists of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
September 30, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—
Crackle Plus brand value	18,807,004	9,067,662	9,739,342
Crackle Plus partner agreements	4,005,714	2,703,857	1,301,857
Distribution network	3,600,000	1,600,000	2,000,000
Locomotive contractual rights	1,500,986	477,464	1,023,522
1091 intangible assets	2,810,000	602,778	2,207,222
Redbox - Trade names and trademarks	73,600,000	613,333	72,986,667
Redbox - Technology	29,400,000	525,000	28,875,000
Redbox - Customer Relationships	176,600,000	1,800,833	174,799,167
Total	$312,031,974	$19,099,197	$292,932,777

December 31, 2021:
Crackle Plus content rights	$1,708,270	$1,494,736	$213,534
Crackle Plus brand value	18,807,004	7,052,626	11,754,378
Crackle Plus partner agreements	4,005,714	2,103,000	1,902,714
Distribution network	3,600,000	700,000	2,900,000
Locomotive contractual rights	1,356,868	92,403	1,264,465
Total	$29,477,856	$11,442,765	$18,035,091

Amortization expense was $4,494,547 and $1,483,361 for the three months ended September 30, 2022 and $7,656,432 and $3,994,264 for the nine months ended September 30, 2022 and 2021, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2022 amortization expense for the next five years is expected be:

Remainder of 2022	$7,433,713
2023	29,734,853
2024	28,190,254
2025	25,961,437
2026	23,554,185
2027 and beyond	178,058,335
Total	$292,932,777

Total goodwill on our Condensed Consolidated Balance Sheets was $277,083,097 and $39,986,530 as of September 30, 2022 and December 31, 2021, respectively, and is comprised of the following:

	September 30, 2022
	Online Networks	Distribution & Production	Retail
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	6,188,388	230,908,179
Total	$18,911,027	$27,263,891	$230,908,179

	December 31, 2021
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	19,838,743	—
Accumulated impairment losses	—	—	(1,300,319)
Total	$18,911,027	$21,075,503	$—

The Company is still assessing the goodwill allocation associated with its acquisition of Redbox between its reporting units. There was no impairment recorded related to goodwill and intangible assets in the nine months ended September 30, 2022 and 2021, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Leases

At September 30, 2022, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to our operating and finance leases.

September 30,
2022
Right-of-Use Assets
Operating lease right-of-use assets	$17,317,175

Lease Liabilities:
Operating lease liabilities	$19,064,596

Finance Lease cost
Amortization of right-of-use assets	$216,904
Interest of lease liabilities	12,626
Total finance lease cost	$229,530

September 30,
2022
Operating leases
Weighted average remaining lease term	6.0 years
Weighted average discount rate	7%
Finance Leases
Weighted average remaining lease term	1.2 years
Weighted average discount rate	4%

As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. We have operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs.

For the three months ended September 30, 2022, and 2021, rent expense including short-term leases was $1,357,780 and $506,033, respectively, and $2,683,697 and $1,505,455, for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in operating lease liabilities was $1,187,931 as of September 30, 2022.

The expected future payments relating to our operating and finance lease liabilities at September 30, 2022 are as follows:

	Operating	Financing
Remainder of 2022	$1,296,353	$523,994
2023	4,941,930	1,165,031
2024	4,195,545	475,805
2025	3,675,921	216,739
2026	2,104,048	14,744
2027 and thereafter	6,909,533	—
Total minimum payments	23,123,330	2,396,313
Less amounts representing interest	4,058,734	317,934
Present value of minimum payments	$19,064,596	$2,078,379

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Debt

Debt for the periods presented was as follows:

	September 30,	December 31,
	2022	2021
Notes due 2025	$44,855,900	$32,895,900
HPS term	325,774,229	—
HPS revolving loan	79,999,939	—
Midcap revolving loan	—	17,585,699
Film acquisition advances	22,254,898	6,196,909
Union Bank revolving credit facility	6,577,243	—
Other debt	3,737,101	—
Total gross debt	483,199,310	56,678,508
Less: debt issuance costs and discounts	(21,911,795)	(1,402,880)
Total debt, net	461,287,515	55,275,628
Less: current portion	(17,742,742)	(6,196,909)
Total long-term debt, net	$443,544,773	$49,078,719

Midcap Revolving Loan

On May 21, 2021, the Company entered into a Credit Agreement with Midcap Financial Trust. The credit agreement provided the Company with a revolving loan in an aggregate principal amount not to exceed $30,000,000 at any time outstanding. On the closing date, the Company made an initial draw down on the loan of $18,272,931 in connection with funding the SEI acquisition. The availability under the loan at any time is subject to the borrowing base, which is equal to 85% of the eligible accounts receivable minus the sum of all reserves and to be adjusted monthly, as necessary.

The loan had interest at 4% plus the greater of LIBOR or 0.75% per annum. In addition, the loan contained an unused line fee of 0.5% per annum and a collateral management fee of 0.504% per annum. Interest and fees on the loan were payable in arrears on the first day of each month and on the maturity of the loan.

The Credit Agreement and other loan documents contained customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company was required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. As of September 30, 2022, the Company paid off all of the outstanding balances and closed this loan.

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $21,000,000. On August 5, 2020, the Company sold an additional $1,100,000 of Notes pursuant to the partial exercise of the overallotment option. The Notes bear interest at 9.50% per annum, payable every March 31, September 30, September 30, and December 31, and at maturity. The Notes mature on July 31, 2025.

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

HPS Credit Agreement

On August 11, 2022, concurrently with the consummation of the Redbox merger transaction described in Note 4, we entered into an Amended and Restated Credit Agreement (“HPS Credit Agreement”) by and among our Company, as primary borrower, Redbox Automated, as co-borrower, the Lenders named therein, and HPS Investment Partners LLC, as administrative agent and collateral agent (“HPS”).

Pursuant to the terms of the HPS Credit Agreement, we obtained (i) a term loan facility consisting of the conversion, and assumption by us, of all “Senior Obligations” under (and as defined in) the HPS Credit Agreement (other than any outstanding Sixth Amendment Incremental Revolving Loans under (and as defined in) the credit agreement (the “Redbox Credit Agreement”), dated as of October 20, 2017, by and among Redwood Intermediate, LLC, Redbox Automated, Redwood Incentives LLC, the lenders party thereto and HPS, as amended from time to time thereafter, with the sixth amendment thereto occurring on April 15, 2022 (this last amendment being referred to as the “Sixth Amendment”) and (ii) an $80 million revolving credit facility (with any outstanding Sixth Amendment Incremental Revolving Loans under the Redbox Credit Agreement as amended by the Sixth Amendment being deemed, and assumed by us as, revolving loans thereunder), combined all together referred to as the “Senior Facilities”.

Interest is payable on the Senior Facilities entirely in cash or, for a period of up to 18 months, could be paid by increasing the principal amount of the Senior Facilities (PIK interest), or through a combination of cash and PIK interest, subject to certain liquidity thresholds. The applicable margin for borrowings under the HPS Term Loan and Revolving Credit Facility is 7.25% plus the greater of SOFR or 1.0% per annum. In addition, the loan contains an unused line fee of 3.625% per annum. Interest and fees on the loan are payable in arrears on the payment dates and on the maturity of the loan.  The maturity of the revolving credit facility is 30 months and the term loan is 5 years. Beginning in August of 2024 the Company may be subject to quarterly payments based upon any excess cash flow.

At the closing, the Company assumed $357.5 million of debt ($325.8 million under a term loan and $31.7 million funded under an $80 million revolving credit facility) and drew down $25.9 million on the revolving credit facility, all at an interest rate of SOFR plus 7.25% (10.3%). The Company made an additional draw under the revolving facility of $22.3 million with an interest rate of SOFR plus 7.25% (10.85%).  Additionally, we issued a warrant to HPS to acquire 4.5% of the fully diluted shares of the Company’s common stock (known as Class A common stock and Class B common stock as a single class) and paid closing costs of $1.0 million. The warrant was valued at $14.9 million and is included in debt issuance costs and is being amortized over the life of the debt.

Dividend Restrictions & Covenants

The Credit Agreement contains certain customary affirmative covenants and negative covenants, including a limitation on the Company’s ability to pay dividends on its Class A Common Stock or make other restricted payments. The covenant prohibiting dividends and other restricted payments has certain limited exceptions, including for customary overhead, legal, accounting and other professional fees and expenses; taxes; customary salary, bonus and other benefits. The Company is in compliance with the covenants at September 30, 2022.

Prepayments & Collateral

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Senior Facilities require CSSE to prepay outstanding term loan borrowings, subject to certain exceptions, with:

●a certain percentage set forth in the Credit Agreement governing the Senior Facilities of CSSE’s annual excess cash flow, as defined under the Senior Facilities;

●a certain percentage of the net cash proceeds of certain non-ordinary course asset sales, other dispositions of property or certain casualty events, in each case subject to certain exceptions and reinvestment rights; and

●the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Facilities.

CSSE may voluntarily repay outstanding loans that are funded solely by internally generated cash from business operations under the Senior Facilities at any time, without prepayment premium or penalty, except customary “breakage” costs with respect to SOFR rate loans.

All obligations under the Senior Facilities are unconditionally guaranteed by each of CSSE’s existing and future direct and indirect material, wholly-owned domestic subsidiaries, subject to certain exceptions. The obligations of the Company and its subsidiary guarantors under the HPS Credit Agreement are secured by a first priority lien in substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $3.1 million as of September 30, 2022. Additionally, there is a letter of credit arrangement of $0.8 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $3.9 million as of September 30, 2022.

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than November 30, 2022. During the nine months ended September 30, 2022, the Company repaid $81,222 of the principal outstanding under the Film Acquisition Advance.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $20.1 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and also, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years.

Union Revolving Credit Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million revolving credit facility with Union Bank (the “Union Revolving Credit Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Revolving Credit Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Revolving Credit Facility as of September 30, 2022. Borrowings outstanding under the Union Revolving Credit Facility as of the merger at August 11, 2022 and September 30, 2022 were $6.6 million and $6.6 million, respectively.

Borrowings under the Union Revolving Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Revolving Credit Facility was 3.9% as of September 30, 2022. In addition to paying interest on outstanding principal under the Union Revolving Credit Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of September 30, 2022, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2022	$8,442,631
2023	9,546,961
2024	13,791,429
2025	125,630,115
2026	13,946
2027	325,774,228
Total	$483,199,310

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three year period commencing on November 8, 2022 and expiring on November 7, 2025 (“Put Election Period”).

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2022, the 5% interest in CSS AVOD, Inc. consists of the following,

September 30,
2022
Put Option Obligation	$11,400,000
Noncontrolling Interests	84,247
Total	$11,484,247

Note 13 – Income Taxes

The Company’s current and deferred income tax provision (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current provision:
Federal	$—	$—	$—	$—
States	39,000	30,000	$73,000	59,000
Total current provision	39,000	30,000	73,000	59,000
Deferred provision:
Deferred income tax (benefit) provision	(27,359,839)	—	(27,359,839)	—
Total deferred (benefit) provision	(27,359,839)	—	(27,359,839)	—
Total income tax (benefit) provision	$(27,320,839)	$30,000	$(27,286,839)	$59,000

For the nine months ended September 30, 2022, the Company's effective income tax rate was a benefit of 35.9%, which differed from the federal statutory rate of 21.0% primarily due to the release of a portion of the Company’s valuation allowance as a result of the acquired deferred tax liability of Redbox.  In connection with the Redbox acquisition, the Company recorded a deferred tax liability of $40.2 million, which enabled the Company to release a portion of beginning of year’s valuation allowance of $27.4 million. For the nine months ended September 30, 2021, the Company’s effective income tax rate was a benefit of 0.0% primarily due to the release of a portion of the beginning of the year’s valuation allowance due to the Redbox acquisition.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At September 30, 2022, the Company determined that a portion of its deferred tax assets are not more likely than not to be realized. The Company maintains a valuation allowance against the net operating loss carryovers of A Sharp and Pivot Share, since it was determined that it is more likely than not, based on available objective evidence, that these separate filing jurisdictions would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested restricted stock units (“RSUs”) and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At September 30, 2022, CSS directly owns approximately 100% of the Company’s Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 36.7% of the total outstanding common stock and 85% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.   For the three and nine months ended September 30, 2022 and 2021, the Company recorded management and license fees of $4,774,758 and $11,459,073, respectively and $2,909,686 and $7,442,863, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs. As of September 30, 2022 and December 31, 2021, the Company had an intercompany payable, with affiliated companies.

	September 30,	December 31,
	2022	2021
Due to affiliated companies	$2,589,867	$489,959
Total due to/due from affiliated companies	$2,589,867	$489,959

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties. For the three and nine months ended September 30, 2022 the amount of revenue recognized was $0 and for the three and nine months ended September 30, 2021, revenue recognized was $0 and $6,880,000, respectively. At September 30, 2022 and December 31, 2021, the Company had accounts receivable of $5,138,973 and $6,363,951, respectively.

Note 15 - Commitments and Contingencies

Content Obligations

Content obligations include amounts related to the acquisition, licensing, and production of content. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

is delivered, accepted and becomes available for exploitation, a content liability is recorded on the condensed consolidated balance sheet.

As of September 30, 2022, after completing the acquisition of Redbox, the Company had $120,929,275 of content obligations, comprised of $40,739,418 in film library acquisition obligations, $55,159,246 of programming obligations and $25,030,611 of accrued participation costs.

As of December 31, 2021, the Company had $38,638,445 of content obligations, comprised of $24,673,866 in film library acquisition obligations, $1,641,250 of programming obligations and $12,323,329 of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments are expected to be fulfilled in the normal course of business. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of September 30, 2022 is presented in the following table:

	Total	2022	2023
Minimum estimated content commitments	$87,759,191	$13,882,944	$73,876,247

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $7,556,856 at September 30, 2022. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participations on a slate of development projects. Additionally, the Company has a Put obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement. See Notes 4 and 12 for additional information.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At September 30, 2022, the Company had $3,474,300 of authorization remaining under the stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 1,410,036 shares of Class A Common Stock at an average price of $9.90.

Common Stock Issuance for Redbox Merger

On August 11, 2022, the Company acquired all the outstanding equity interests of Redbox. In conjunction with the merger, the Company issued 4,662,195 shares of its Class A common stock. See Note 4 for additional information.

At the Market Offering

During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 295,173 shares of Series A preferred stock, generating net proceeds of $7,116,965.

During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 332,734 shares of Class A common stock, generating net proceeds of $3,339,883.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

Warrant activity for the nine months ended September 30, 2022 is as follows:

						Weighted
					Weighted	Average
					Average	Remaining
	Outstanding			Outstanding	Exercise	Contract
Warrants	at December 31, 2021	Issued	Exercised	at September 30, 2022	Price	Term (Yrs.)
Class W	526,362	—	—	526,362	$7.50	0.75
Class Z	123,109	—	—	123,109	12.00	1.75
CSSE Class I	800,000	—	—	800,000	8.13	1.62
CSSE Class II	1,200,000	—	—	1,200,000	9.67	1.62
CSSE Class III-A	380,000	—	—	380,000	11.61	1.62
CSSE Class III-B	1,620,000	—	—	1,620,000	11.61	1.62
HPS	—	1,011,530	(1,011,530)	—	—	—
Redbox Public (CSSEL) (1)	—	1,039,183	—	1,039,183	132.18	4.07
Redbox Private (1)	—	339,065	—	339,065	132.18	4.07
Total	4,649,471	2,389,778	(1,011,530)	6,027,719	$30.54	2.11

(1)	The number of warrants is shown on an as converted basis based on exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

In connection with the HPS Credit Agreement, we issued HPS and affiliates a five-year warrant (“Credit Facility Warrants”) to purchase up to an aggregate of 1,011,530 shares of our Class A common stock, at a per-share exercise price of $0.0001. All the Credit Facility Warrants were exercised in September 2022.

Warrants Classified as Liabilities

In connection with the merger of Redbox, the Company assumed all of Redbox’s 15,841,930 outstanding Public and Private Placement Warrants.

The Redbox warrants prior to assumption had entitled the holder to purchase one whole share of Redbox Class A common stock at a price of $11.50 per share, subject to adjustment. As a result of the mergers and adjustment caused thereby, 11.494 warrants (the “Per Share Warrant Requirement”) are required to purchase one whole share of Company Class A common stock at an aggregate exercise price of $132.18 per share, subject to adjustment. This was calculated by dividing the pre-merger $11.50 per-share exercise price of the Redbox warrants by the 0.087 Exchange Ratio. No fractional shares will be issued upon exercise of the warrants, with shares of Company Class A common stock issued upon exercise of such warrants rounded up to nearest whole share based on the total shares of Company Class A common stock being exercised and, subject to the Per Share Warrant Requirement.

The public warrants expire five years after issuance (October 24, 2026) or earlier upon redemption or liquidation

The Company may redeem the public warrants under the following conditions:

•	In whole and not in part;
•	At a price of $0.01 per warrant;
•	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $206.90 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption and provided certain other conditions are met.

The redemption criteria discussed above prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Company’s Class A common stock may fall below the $206.90 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $132.18 warrant exercise price after the redemption notice is issued.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3,473,184. As of September 30, 2022 the fair market value of the warrants was $0.06 or $85,589. For the three and nine months ended September 30, 2022, the Company recognized a gain of $3,387,595 on the change in fair value of the warrant liabilities in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.

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

Net revenue generated in the United States accounted for approximately 98% and 82% of total net revenue for the three months ended September 30, 2022 and 2021, respectively, and 91% and 91% for the nine months ended September 30, 2022 and 2021, respectively. All of the Company’s long-lived assets are based in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Form 10-K”), our Current Report on Form 8-K as filed with the SEC on May 27, 2021 (and amended on each of June 11, 2021 and July 1, 2021) and our S-4 declared effective by the SEC on July 11, 2022 (the “July 2022 S-4”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" in Item 1A included in this quarterly report on Form 10-Q for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, intentions, and strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “target,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on our company and its subsidiaries. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve many risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Important factors that may affect our actual results include:

●	our merger with Redbox Entertainment Inc., including the risk factors included in the July 2022 S-4;
●	we have and may continue to incur losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividends and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production, acquisition or availability of new content for our distribution and kiosk rental network, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;

●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Merger with Redbox Entertainment Inc.

The merger with Redbox Entertainment Inc. was consummated on August 11, 2022 in accordance with the terms described in the July 2022 S-4. Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.5 million of debt outstanding, and includes an $80 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox.

Overview

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with over 150 channels as well as a transaction video on demand (TVOD) service, and a network of approximately 34,000 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Across Redbox, Crackle Plus and Screen Media, the Company has access to over 68,000 content assets.  Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For some 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 34,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free

Live TV, an FLTV service giving access to over 150 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

Crackle Plus is comprised of unique curated streaming services, each delivering popular and original premium content focused on specific themes such as drama, comedy, horror, paranormal, documentaries, and sports. Through our recently launched Chicken Soup for the Soul streaming service, we offer lifestyle, family and kids content. Our Crackle Plus portfolio of streaming services are branded and includes Crackle (among the most watched ad-supported independent VOD streaming services), Chicken Soup for the Soul, Popcornflix, Popcornflix Kids, Truli, Españolflix and FrightPix. As of December 31, 2021, Crackle Plus served more than 40 million monthly active visitors through many distribution platforms including Roku, Amazon Fire, Vizio and others. These visitors view content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount Global, Fox, Warner Bros. Discovery and more than 100 other production and distribution companies, as well as through our media partners. Crackle Plus networks have access to approximately 7,100 films and 24,000 television episodes of licensed or company-owned original or exclusive programming. The acquisition of 1091 Pictures in March of 2022, added approximately 4,000 films and episodes of licensed content as well as established FAST and AVOD channels in genre specific verticals with approximately 1 billion yearly ad-impressions.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 12,400 films and television episodes. Screen Media also acquires between approximately 10 and 20 new feature films each year and a few hundred genre titles. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow. Our Halcyon Television subsidiary manages the extensive film and television library we acquired from Sonar Entertainment in 2021. This library is distributed by Screen Media and contains more than 1,000 titles, and 4,000 hours of programming, ranging from classics, including The Little Rascals, Laurel & Hardy and Blondie (produced by Hal Roach Studios), to acclaimed epic event mini-series such as Lonesome Dove and Dinotopia. Our Halcyon library titles have received 457 Emmy Award nominations, 105 Emmy Awards and 15 Golden Globe Awards.

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

Collectively, Screen Media and Chicken Soup for the Soul Television Group enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, in support of our streaming services. We believe that we are the only independent AVOD business with the proven capability to acquire, create and distribute original programming, and that we have one of the largest libraries of company-owned and third-party content in the US AVOD industry. We believe this differentiation is important as consumers materially shift their viewing habits from network-scheduled viewing to individual, personal on-demand viewing in response to the ever-growing availability of high-speed content delivery across devices.

For the three months ended September 30, 2022 and 2021, our net revenue was approximately $72.4 million and $29.1 million, respectively, and $139.2 million and $74.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our Adjusted EBITDA for the three months ended September 30, 2022 and 2021 was $9.6 million and $4.9 million, respectively, and $18.8 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

JOBS Act Accounting Election

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. The Company will lose this  status beginning of January 2023.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during the three and nine months ended September 30, 2022 and 2021, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;

●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.
●

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss available to common stockholders	$(20,060,247)	$(16,741,678)	$(54,970,397)	$(37,014,237)
Preferred dividends	2,443,970	2,253,385	7,117,481	6,760,155
Net (loss) income attributable to noncontrolling interests	(167,289)	—	(167,289)	—
Income tax (benefit) provision(a)	(27,320,839)	30,000	(27,286,839)	59,000
Other taxes	62,428	62,279	321,203	250,626
Interest expense(b)	7,658,665	1,304,952	10,991,894	3,533,940
Film library amortization and related costs(c)	18,222,417	10,111,885	42,576,433	23,881,901
Share-based compensation expense(d)	3,094,532	3,474,231	5,049,188	3,937,919
Expense for bad debt and video returns	779,507	554,259	2,053,636	2,156,308
Amortization and depreciation(e)	6,349,026	1,921,982	11,027,992	5,264,353
Other non-operating income, net(f)	(3,551,025)	(101,898)	(4,032,222)	(247,037)
Transitional expenses(g)	2,942,070	213,813	3,305,470	405,867
All other nonrecurring costs(h)	19,118,394	1,775,232	22,816,463	3,583,130
Adjusted EBITDA	$9,571,609	$4,858,442	$18,803,013	$12,571,925

(a)	This represents an income tax benefit principally related to release of valuation allowance triggered by acquisition of Redbox

(b)	Includes amortization of deferred financing costs of $344,146 and $141,925 for the three months ended September 30, 2022 and 2021, respectively, and $710,885 and $354,048 for the nine months ended September 30, 2022 and 2021, respectively,
(c)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights.
(d)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(e)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(f)	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(g)	Represents transitional and integration costs primarily associated with business combinations. Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead.
(h)	Includes legal, consulting, accounting and other non-recurring operating and transactional expenses.

Results of Operations

Items Impacting Comparability

Merger with Redbox Entertainment Inc.

The merger with Redbox Entertainment Inc. was consummated on August 11, 2022. Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.5 million of debt outstanding, and includes an $80 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox.

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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Crackle, our YouTube channel and Popcornflix®, all of which collectively form The Crackle Plus Network. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD, and new digital media platforms worldwide as well as owned and operated networks, (i.e., Crackle, Popcornflix® and A Plus). We also generate revenue through fees charged to rent or purchase a movie at kiosks (Redbox). Additionally, we derive revenue from production services, as well as executive produce fees on produced content.

Operating costs

Our operating costs are derived from platform costs which are related to the various expenses incurred by the Company to support and maintain our AVOD & TVOD digital streaming services. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs and content fees. Also, included in operating costs are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”), content partners and license fees payable to third parties and the related amortization associated with programming rights. With regards to distribution and production services, included in our operating costs is the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs, distribution costs, film profit participations, revenue shares related to distribution agreements and costs associated with production services. For original productions and film rights acquired, we record the operating costs based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include compensation, non-cash share-based compensation, public and investor relations fees, outside director fees, professional fees, marketing, and other overhead. A portion of selling, general and administrative expenses are covered by our management and license agreements with CSS, a related party, as noted below.

Management and License Fees – Affiliate Company

We pay management fees of five percent (5%) of net revenues to CSS pursuant to the CSS Management Agreement as amended. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

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

Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

Merger and Transaction Costs

Our merger and transaction costs are mostly consulting, advisory and legal expenses that are non-recurring directly related to mergers and acquisitions.

Interest Expense

Our interest expense is principally for interest paid on our HPS Senior Credit Facilities, our 9.50% Notes Due July 2025, Union Revolver, film acquisition advances and capital leases. See Note 11 to our unaudited financial statements for a description regarding the terms of our debt.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. Deferred taxes are also provided for net operating loss carryforwards. The effect of the change in the tax rate, if it occurs, will be recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce net deferred income tax assets to the amount that is more-likely-than-not to be realized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenue

The following table presents revenue by revenue source for the three months ended September 30, 2022 and 2021 and for the period-over-period dollar and percentage changes:

	Three Months Ended September 30,
		% of		% of	Change
	2022	Revenue	2021	Revenue	Period over Period
Revenue:
VOD and streaming	$31,417,733	44%	$16,907,012	58%	$14,510,721	86%
Retail	24,830,730	34%	—	—%	24,830,730	—%
Licensing and other	16,143,800	22%	12,189,843	42%	3,953,957	32%
Net revenue	$72,392,263	100%	$29,096,855	100%	$43,295,408	149%

Our net revenue increased by $43.3 million or 149% for the three months ended September 30, 2022, compared to 2021.

VOD and streaming revenue increased $14.5 million or 86% for the three months ended September 30, 2022, compared to 2021. This increase was primarily driven by a $7.5 million increase in streaming revenues, principally due to the licensing of SVOD rights across the SMV, Sonar, 1091 Media and Redbox film libraries, as well as a $5.3 million increase in streaming revenues on Redbox’s digital platform. The remaining $1.7 million increase is due to a $1.5 million increase in advertising revenues and net higher sponsorship due to the premiere of CSSTV Group’s original production Pet Caves on our streaming platforms.

Retail revenue for the three months ended September 30, 2022 is entirely from the Redbox merger that closed on August 11, 2022.  Future growth in Redbox’s DVD rentals will be driven by a combination of the quantity, quality and cadence of theatrical releases from studios, which we expect to be favorable in 2023.

Licensing and other revenue increased $4.0 million or 32% for the three months ended September 30, 2022, compared to 2021, principally related to a $5.9 million increase in licensing revenues driven by a DVD distribution deal across SMV, 1091 Media and Halcyon Television properties, partially offset by lower production services revenue.

The impact of acquisitions, including Redbox, 1091 Pictures and Locomotive Global contributed $40.1 million or 55% of total revenue in the quarter.

Costs & Expenses

The following table presents operating costs line items for the three months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of
	2022	Total	2021	Total	Change Period over Period
Operating:
Content amortization and other costs	$33,211,874	55%	$12,073,512	53%	$21,138,362	175%
Revenue share and partner fees	4,613,273	7%	3,930,051	17%	683,222	17%
Distribution and platform costs	22,330,759	37%	6,852,811	30%	15,477,948	226%
Total operating	$60,155,906	100%	$22,856,374	100%	$37,299,532	163%

Our operating costs increased by $37.3 million for the three months ended September 30, 2022.

The increase in content amortization and other costs primarily relates to $17.2 million in higher amortization and participations, consistent with additional revenues from Redbox and 1091 acquisitions, inclusive of increased digital streaming on Redbox TVOD platform and increased DVD and SVOD streaming deals across SMV library properties. Additionally, there was $2.0 million of higher licensing costs related to third party content on Crackle Plus. Revenue share and partner fees of $4.6 million are higher due to a $1.4 million increase in ad representation fees partially offset by lower partner distribution revenue shares. The increase in distribution and platform costs of $15.5 million principally relates to the merger with Redbox of $16.2 million offset by almost $0.8 million of lower net distribution costs on legacy CSSE platforms.

Acquisitions account for $36.6 million of total Operating costs, including Redbox’s direct product costs of $13.0 million and direct operating expenses of $16.2 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	September 30,		Change
	2022	2021	Period over Period
Compensation expense	$14,794,883	$6,048,343	$8,746,540	145%
Share-based compensation	3,094,532	3,474,231	(379,699)	(11)%
Professional fees	2,102,996	2,366,947	(263,951)	(11)%
Public company expenses	662,284	181,080	481,204	266%
Bad debt expense	(45,614)	41,483	(87,097)	(210)%
Other operating expenses	7,023,784	2,926,215	4,097,569	140%
Total Selling, General and Administrative Expenses	$27,632,865	$15,038,299	$12,594,566	84%

The increase in compensation expense of $8.7 million was due to $5.8 million in compensation expenses related to the acquisition of Redbox and 1091 Media in March of 2022. The non-acquisition related increase is due to an increase in headcount as a result of the continued growth of the Company.

Other operating expenses increased by $4.1 million in the three months ended September 30, 2022 compared to 2021. This increase was primarily related to additional overhead costs of $3.1 million from Redbox. The additional increase of $1.0 million was due to a $0.3 million increase in marketing expenses related to increased Crackle Plus marketing efforts and a $0.7 million in net combined other overhead expenses as a result of the continued growth of the Company.

Amortization and Depreciation

	Three Months Ended September 30,		Change
	2022	2021	Period over Period
Amortization and depreciation	$6,349,026	$1,538,650	$4,810,376	313%

Amortization and depreciation expense increased by $4.8 million principally due to the increase in acquired intangibles from our acquisitions during 2022 and 2021.

Management and License Fees

	Three Months Ended September 30,		Change
	2022	2021	Period over Period
Management and license fees	$4,774,758	$2,909,686	$1,865,072	64%

The management and license fee increased $1.9 million or 64% for the three months ended September 30, 2022 due to the increase in eligible revenue growth over 2021.

Merger and Transactions Costs

	Three Months Ended September 30,		Change
	2022	2021	Period over Period
Merger and transaction costs	$15,476,452	$201,106	$15,275,346	7,596%

Merger and transaction costs in the current period are by $15.5 million primarily due to nonrecurring consulting, advisory and legal expenses related to the merger with Redbox.

Interest Expense

Interest expense increased $6.4 million for the three months ended September 30, 2022, compared to 2021. The increase is related to a higher average outstanding debt balance during 2022, principally related to the assumption of the HPS debt from Redbox and film acquisition advances. During this period there was interest on the MidCap revolving credit facility of $0.2 million.

Other Non-Operating Income, net

The increase in Other non-operating income, net of $4.5 million is principally related to a $3.4 million gain related to the change in the fair value of Redbox warrants assumed as part of the Redbox merger and a $1.0 million dollar kill fee related to an option on a film commitment.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the three months ended September 30, 2022 and 2021 was a benefit of 77.9% and 0%, respectively, and our income tax benefit was $27.4 million and $0.0 million for each of the respective periods. Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible and transaction costs.  See Note 13 for more information on the current year valuation allowance release resulting from the Redbox transaction.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenue

The following table presents revenue by revenue source for the nine months ended September 30, 2022 and 2021 and for the period-over-period dollar and percentage changes:

	Nine Months Ended September 30,
		% of		% of	Change
	2022	Revenue	2021	Revenue	Period over Period
Revenue:
VOD and streaming	$82,275,461	59%	$45,884,136	62%	$36,391,325	79%
Retail	24,830,730	18%	—	—%	24,830,730	—%
Licensing and other	32,129,216	23%	28,544,495	38%	3,584,721	13%
Net revenue	$139,235,407	100%	$74,428,631	100%	$64,806,776	87%

Our net revenue increased by $64.8 million or 87% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

VOD and streaming revenue increased $36.4 million or 79% for the nine months ended September 30, 2022, compared to 2021. This increase was primarily driven by a $27.2 million increase in streaming revenues, principally due to the licensing of TVOD and SVOD rights across the SMV, Sonar, 1091 Media and Redbox film libraries, as well as a $5.3 million in streaming revenues on Redbox’s digital platform. The remaining $3.9 million increase is due to an increase in advertising revenues, including the premieres of CSSTV Group’s Pet Caves and Inside The Black Box on our streaming platforms.

Retail revenue for the nine months ended September 30, 2022 is entirely from the Redbox merger that closed on August 11, 2022.    Future growth in Redbox’s DVD rentals will be driven by a combination of the quantity, quality and cadence of theatrical releases from studios, which we expect to be favorable in 2023.

Licensing and other revenue increased $3.6 million or 13% for the nine months ended September 30, 2022, compared to 2021, principally related to an $2.4 million increase in production revenues and $1.2 million of higher net licensing revenues, principally related to DVD licensing in the period.

The impact of acquisitions, including Redbox, 1091 Pictures, the assets of Sonar Entertainment and Locomotive Global contributed $62.9 million or 45% of total revenue in the period.

Costs & Expenses

The following table presents operating costs line items for the nine months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2022	Total	2021	Total	Period over Period
Operating:
Content amortization and other costs	$66,484,625	58%	$28,761,432	53%	$37,723,193	131%
Revenue share and partner fees	14,140,433	12%	9,260,681	17%	4,879,752	53%
Distribution and platform costs	33,702,780	30%	16,510,914	30%	17,191,866	104%
Total operating	$114,327,838	100%	$54,533,027	100%	$59,794,811	110%

Our operating costs increased by $59.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The increase in content amortization and other costs of $38.4 million is primarily related to a $24.3 million increase in content amortization and profit participations due to increased content monetization and additional revenues from our acquisitions, inclusive of increased digital streaming across our Redbox direct to consumer streaming properties. Additionally, there was $3.9 million of higher third-party licensed content costs on Crackle Plus and a $6.9 million increase in lower margin, but strategic, cost plus production services. Revenue share and partner fees increased $4.9 million due to a $3.8 million increase in ad-representation sales and an $1.3 million increase related to greater of number of distribution touch points. Distribution and platform costs increased $17.2 million, principally related to $16.8 million of direct operating costs, principally related to the merger with Redbox. The remaining increase of $0.4 million is mostly related to the acceleration of older technology platform costs due to launching our new streaming apps and higher content and hosting costs to maintain and enhance our growing Crackle Plus platforms.

Acquisitions account for $51.2 million of total Operating costs, including Redbox’s direct product costs of $13.0 million and direct operating expenses of $16.2 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2022 and 2021 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended
	September 30,		Change
	2022	2021	Period over Period
Compensation expense	$30,151,480	$16,853,398	$13,298,082	79%
Share-based compensation	5,049,188	3,937,919	1,111,269	28%
Professional fees	5,663,031	5,035,223	627,808	12%
Public company expenses	1,148,728	870,065	278,663	32%
Bad debt expense	(9,193)	617,614	(626,807)	(101)%
Other operating expenses	13,791,830	7,923,261	5,868,569	74%
Total Selling, General and Administrative Expenses	$55,795,064	$35,237,480	$20,557,584	58%

The increase in compensation expense of $13.3 million was due to $5.8 million in compensation expenses related to the merger with Redbox, 1091 Media and the assets of Sonar. The non-acquisition related increase is due to an increase in headcount as a result of the continued growth of the Company.

Share-based compensation expense increased $1.1 primarily related to a broader issuance of stock options granted under the 2017 Long Term Incentive Plan.

Other operating expenses increased by $5.9 million primarily related to additional overhead costs of $3.1 million from Redbox. The additional increase of $2.9 million was due to an increase in marketing expenses related to increased Crackle Plus marketing efforts and other overhead expenses as a result of the continued growth of the Company.

Amortization and Depreciation

	Nine Months Ended September 30,		Change
	2022	2021	Period over Period
Amortization and depreciation	$9,677,727	$4,114,355	$5,563,372	135%

Amortization and depreciation expense increased by $5.6 million principally due to the increase in acquired intangibles from our acquisitions during 2022 and 2021.

Management and License Fees

	Nine Months Ended September 30,		Change
	2022	2021	Period over Period
Management and license fees	$11,459,073	$7,442,863	$4,016,210	54%

The management and license fee increased $4.0 million or 54% for the nine months ended September 30, 2022 due to the increase in eligible revenue growth over 2021.

Merger and Transaction Costs

	Nine Months Ended September 30,		Change
	2022	2021	Period over Period
Merger and transaction costs	$17,503,791	$736,860	$16,766,931	2,275%

Merger and transaction costs in the current period is $17.5 million due to the nonrecurring consulting, advisory and legal expenses related to the merger with Redbox.  In the prior periods, costs were incurred for the acquisition of the assets of Sonar Entertainment.

Interest Expense

Interest expense increased $7.5 million for the nine months ended September 30, 2022, compared to 2021. The increase was related to a higher average outstanding debt balance during 2022, principally related to the assumption of the HPS debt from Redbox and film acquisition advances.

Other Non-Operating Income, net

The increase in Other non-operating income, net of $5.1 million was principally related to a $3.4 million gain related to the change in the fair value of Redbox’s warrants assumed as part of the acquisition and a $1.0 million contract cancellation income related to an option on a film commitment.

Provision for Income Taxes

The Company’s benefit for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was a benefit of 35.9% and 0%, respectively, and our income tax benefit was $27.4 million and $0.0 million for each of the respective periods. Our effective rate is impacted by permanent differences which consist primarily of charges for incentive stock options issued under the Company’s Long-Term Incentive Plan that are not tax-deductible as well as nondeductible transaction costs. See Note 13 for more information on the current year valuation allowance release resulting from the Redbox transaction.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, operating cash inflows and financing activities. As of September 30, 2022, we had cash and cash equivalents of $36.3 million, which includes $4.1 million of restricted cash. Our total gross debt outstanding was $483.3 million as of September 30, 2022, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $405.8 million under our HPS Credit Facility, $6.6 million under our Union Bank revolving credit facility, $22.3 million on our Film Acquisition Advances and additional debt of $3.7 million for capital leases and other debt financing.

Debt, net of debt issuance costs, increased $406.0 million primarily due to an increase in HPS loans acquired with the Redbox merger in August 2022. The amount of principal due in the next twelve months is approximately $17.9 million. Under our HPS Credit Facility, we have the ability to PIK our interest for the first 18 months. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 295,173 shares of Series A Preferred Stock, for net proceeds of $7.1 million, pursuant to an “At the Market Issuance.”

During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 332,734 shares of Class A Common Stock, for net proceeds of $3.3 million, pursuant to an At the Market Issuance.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the nine months ended September 30, 2022 and 2021. Total dividends declared during the nine months ended September 30, 2022 and 2021 was $7.1 million and $6.7 million, respectively.

Cash Flows

Our cash and cash equivalents balance was $36.3 million as of September 30, 2022 and $44.3 million as of December 31, 2021.

Cash flow information for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(51,196,199)	$(23,666,639)
Investing activities	$2,763,580	$(14,261,152)
Financing activities	$40,386,711	$90,143,020

Operating Activities

Net cash used in operating activities was $51.2 million and $23.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was primarily due to a $34.8 million increase in net loss adjusted for the exclusion of non-cash items and a $7.3 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $24.8 million for the nine months ended September 30, 2022 as compared to a net loss adjusted for the exclusion of non-cash items of $10.0 million for the nine months ended September 30, 2021. The decrease in the net loss adjusted for non-cash items was primarily due to a $17.9 million increase in net loss, and a $10.5 million increase in net non-cash items driven by an increase in share-based compensation.

The effect of changes in operating assets and liabilities was a decrease of $26.4 million for the nine months ended September 30, 2022 compared to a decrease of $33.7 million for the nine months ended September 30, 2021. The most significant drivers contributing to this decrease relate to the following:

•

Changes in the content assets primarily due to increased premium content investment in our licensed programming rights and our film library. Content assets increased $83.6 million for the nine months ended September 30, 2022 compared to a $52.8 million increase for the nine months ended September 30, 2021.

•	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations increased $69.6 million for the nine months ended September 30, 2022 compared to a $13.1 million increase for the nine months ended September 30, 2021.
•	Changes in accrued participation costs primarily due to the timing of payments. Accrued participation costs increased $17.5 million during the nine months ended September 30, 2022 compared to a $10.3 million increase during the nine months ended September 30, 2021.

Investing Activities

For the nine months ended September 30, 2022, our investing activities had net proceeds of cash totaling $2.8 million. This increase was due to $12.9 million of cash received as part of the Redbox merger, offset by $6.7 million of net cash used to partially fund the 1091 Media acquisition and $3.5 million in cash used for capital expenditures, primarily related to enhancing our technology infrastructure and digital platforms.

For the nine months ended September 30, 2021, our investing activities used net cash totaling $14.2 million. The cash used investing increased from $19.4 million in cash used in connection with the Sonar Entertainment acquisition and $1.1 million in cash used for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations. The cash used in investing activities was offset by a $6.2 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis.

Financing Activities

For the nine months ended September 30, 2022, our financing activities provided cash totaling $40.3 million. This increase was primarily due to the $55.7 million in proceeds from revolving credit facilities offset by payments on our MidCap revolving credit facility of $26.0 million, $11.1 million in net proceeds related to the public offering of the 9.50% notes due 2025, $15.6 million in net proceeds from the film acquisition advances and $10.7 million in combined net proceeds from the at-the-market preferred and common stock offerings. The proceeds were offset by the repurchase of common stock in the amount of $14.0 million, dividends on preferred stock of $7.1 million and payments of our contingent consideration of $7.0 million.

For the nine months ended September 30, 2021, our financing activities provided net cash totaling $90.1 million. This increase was primarily due to the $70.5 million in net proceeds related to the July 2021 public common stock offering, $21.4 million in net proceeds related to the January 2021 common stock private placement, the $18.3 million in proceeds from revolving credit facilities, $3.4 million in net proceeds from the at-the-market common stock offerings during the period, $2.7 million in proceeds from the exercise of stock options and warrants, offset by a $8.1 million payment of contingent consideration related to the Sonar acquisition, a $6.4 million payment of dividends to preferred stockholders, the Company purchasing an additional 25,000 units of common equity in Landmark Studio Group for $6.0 million, the $2.5 million repayment of the outstanding principal under the revolving credit facility with Cole Investments VII, LLC, a $2.4 million payment on our film acquisition advance and a $0.7 million payment on our Revolving Loan.

Anticipated Cash Requirements

We believe that cash on hand and the collection of trade accounts receivable, together with equity and other debt offerings, will be adequate to meet our known operational cash and debt service (i.e., principal and interest payments) requirements over the next twelve months and the foreseeable future. We monitor our cash flow liquidity, availability, capital base, operational spending and leverage ratios to ensure the Company maintains it credit worthiness. If we are required to access financing for our operating needs, we may incur additional debt and/or issue preferred stock or common equity, which could serve to materially increase our liabilities and/or cause dilution to existing holders of our shares. There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our Company. If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2021, except that we adopted ASU 2016-02, Leases (Topic 842) January 1, 2022 and new accounting policies adopted as a result of the merger with Redbox.

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

JOBS Act

We are an emerging growth company, as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. We will no longer be classified as an emerging growth company beginning in January of 2023.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. These commitments are expected to be fulfilled in the normal course of business. For further information, see Note 15 in our unaudited financial statements at September 30, 2022 and our audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2021.

Effect of Inflation and Changes in Prices

The Company is beginning to see impacts of inflation in various areas of its business, including but not limited to, the cost of content, fuel, labor, parts, and insurance. The Company expects to see inflationary pressures to continue into 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, the Company has interest rate risk related to approximately $412.0 million of variable rate debt that is payable over 30 months to 5 years.  A 1% increase in interest rates would increase our annual run rate interest expense by approximately $4.1 million.   We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, September 30, 2022, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

In connection with any consideration or evaluation of our company, you should read and carefully consider the risks associated with our business and operations, including those described below. Any of the risks could have a material adverse effect on our businesses, financial condition, cash flows and results of operations.

Risks Relating to Integration of Redbox into Our Existing Operations

Following our recent acquisition of Redbox, we face numerous risks that are in addition to, and differ from, those we have historically faced.

Our consolidated operations and financial position are different from our consolidated operations and financial position before the completion of the acquisition of Redbox through a series of mergers (the “Merger). For example, the renting of physical DVDs to consumers through Redbox’s legacy kiosk operations is an entirely new area business for our company. Further, in connection with the Merger we assumed approximately $366.3 million of Redbox indebtedness. The results of operations of the combined companies may be affected by risk factors that are different from those that individually affected the results of operations of CSSE and Redbox respectively prior to the Merger. Our results of operations and, relatedly, the market price and performance of our Class A Common Stock and other publicly traded securities is likely to be different from what may have been expected prior to the Merger.

CSSE Stockholders and Redbox Stockholders, in each case as of immediately prior to the Merger, now have reduced ownership in the combined company.

Approximately 4.7 million shares of our Class A Common Stock were issued as merger consideration pursuant to the former holders of Redbox common stock in the Merger. The issuance of these shares were dilutive to our earnings per share. Immediately following the completion of the Merger, persons who were stockholders of our company, and of Redbox, immediately prior to the Merger owned approximately 76.3% and 23.7%, respectively, of our outstanding capital stock (i.e., our Class A Common Stock and CSSE Class B Common Stock combined). CSSE’s and Redbox’s respective stockholders immediately prior to the Merger have less influence on the policies of the combined company than they did on the individual companies prior to the Merger.

CSSE’s ability to utilize its historic U.S. net operating loss carryforwards may be limited.

As of September 30, 2022, inclusive of Redbox, we had combined consolidated U.S. federal net operating loss carryforwards (“NOLs”) of approximately $189.0 million, with $10.8 million incurred prior to January 1, 2018, which will begin to expire, if unused, in 2031 and the remaining $178.2 million incurred on or after January 1, 2018, which will not expire and will be carried forward indefinitely. Our ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including our future income, which cannot be assured. Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs (2.54% for the August, the date of the business combination). Any unused annual limitation may be carried over to subsequent years.

Redbox is expected to be deemed to have undergone an ownership change under Section 382 as a result of the Merger, which would trigger a limitation (calculated as described above) on our ability to utilize any historic Redbox NOLs. Although our issuance of stock in the Merger, standing alone, was insufficient to result in an ownership change with respect to our company, we cannot assure you that we will not be deemed to have undergone an ownership change as a result of the Merger taking into account other changes in ownership of our stock occurring within the relevant three-year period described above. If we were to be deemed to have undergone an ownership change as a result of the Merger, it may be prevented from fully utilizing its historic NOLs incurred prior to January 1, 2018.

Uncertainties associated with the integration of Redbox into CSSE as a result of the completed Merger may cause a loss of management personnel and other key employees of, which could adversely affect the future business and operations of CSSE following the Merger.

We are dependent on the experience and industry knowledge of its officers and other key employees to execute our business plans. Our success following the Merger depends in part upon our ability to retain key management personnel and other key employees. It is possible that the employees of our combined companies may experience uncertainty or disaffection about their roles within our company or the about the operations of the combined companies during our ongoing integration efforts as a result of the Merger, which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key Redbox personnel during the integration process or at any time thereafter could diminish the anticipated benefits of the Merger. No assurance can be given that we will be able to successfully retain or attract key management personnel and other key employees.

The business relationships of CSSE may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on the results of operations, cash flows and financial position of CSSE pending and following the Merger.

Parties with which our company or Redbox did business prior to the Merger may experience uncertainty with respect to current or future business relationships with our combined companies as a result of the Merger. Our business relationships with such parties may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than our company as a result of the Merger. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of our company, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the Merger.

The projected combined financial results, cost savings and other benefits following the Merger may not be realized.

In determining to consummate the Merger, our company and Redbox utilized financial estimates and forecasts that were based on assumptions of, and information available to, our management and Redbox’s management, as applicable, when prepared, and these estimates and assumptions were and remain subject to uncertainties, many of which are beyond our control. Our company and Redbox used different assumptions with respect to their evaluation of the future prospects of the legacy business of Redbox in connection with the evaluation of the

Merger. Actual future results may vary materially from the projections, estimates and assumptions utilized in connection with an evaluation and consideration of the Merger, and we may not realize the projected combined financial and operating results or cost-savings and other benefits from the Merger.

The combined company following the Merger has significant indebtedness that exceeds the debt obligations of our pre-Merger company and Redbox in the aggregate prior to the Merger. Any inability to support debt repayment requirements, will materially adversely affect CSSE, its operations and financial condition.

As a result of the consummation of the Merger, we have significant aggregate indebtedness in excess of our indebtedness prior to the Merger, and have significant monthly, quarterly and annual debt and preferred stock dividend obligations, which need to be met from operational cash flow, existing and future credit facilities, debt financings and/or equity financings, which may not be available to CSSE as and when required or on commercially reasonable terms. The company does have tools to help manage its cash flows needs under our HPS Credit Facility, including the right to PIK interest for the first eighteen months, the right to secure an asset-based lending accounts receivable facility and the right to secure normal course film financings. Additionally, if necessary, the company has the right to defer monthly cash dividends payments on our Series Class A Preferred Stock and instead, let them accumulate.

As of September 30, 2022, CSSE had aggregate gross indebtedness of $483.2 million, including its obligations under the HPS Credit Facility, MUFG Union Bank facility, its outstanding publicly traded 9.50% notes (Nasdaq Symbol: CSSEN) and capital leases. In connection with the execution of the Merger Agreement, CSSE and HPS executed a commitment letter pursuant to which, at the Effective Time, CSSE obtained from HPS and its affiliates (i) a term loan facility consisting of the conversion and assumption by CSSE of all “Senior Obligations” under (and as defined in) the Redbox Amended Credit Agreement (other than any outstanding Sixth Amendment Incremental Revolving Loans (as defined in the Redbox Amended Credit Agreement) under the Redbox Amended Credit Agreement) and (ii) an $80 million revolving credit facility (with any outstanding the Sixth Amendment Incremental Revolving Loans under the Redbox Amended Credit Agreement being deemed, and assumed by CSSE as, revolving loans thereunder). In connection with the Merger, our company assumed $357.5 million of debt under the HPS Credit Facility and $8.8 million of debt under Redbox’s MUFG Union Bank revolver facility and capital leases. If the combined company’s monthly and annual cash flow is not adequate to cover such debt service obligations, other existing capital resources of our company would need to be utilized. If these resources also prove inadequate to service all debt obligations, we will need to secure additional financing through debt and/or equity financings. Any such financings would have the effect of further leveraging our company and/or diluting its existing stockholders. If needed, such additional financing may not be available as and when required, or on terms that are commercially reasonable. In the event we are unable to satisfy its debt service obligations following the Merger from cash flows from operations and existing resources, and is unable to secure additional financing as and when needed, it may be required to curtail all or some of its operations and/or dispose of assets or take other measures required to diminish such debt service obligations or raise capital resources as necessary to satisfy same. In addition, substantially all of our assets have been pledged in connection with such indebtedness, and any event of default under such indebtedness could lead to foreclosure of some or all of such assets. However, the Company does have the ability to secure and additional first lien asset-based accounts receivable lending facility and to secure first lien film financing facilities.

We may be unable to integrate the business of Redbox successfully or realize the anticipated benefits of the Merger.

The Merger involved the combination of two companies that previously operated as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and the combined company has been required to devote significant management attention and resources to integrating our and Redbox’s respective business practices and operations. Potential difficulties that the companies may encounter as part of the integration process include the following:

●	the inability to successfully integrate the business of Redbox in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Merger;

●	complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms;

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger;

●	diversion of the attention of our management; and

●	the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect our combined company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

The synergies attributable to the Merger may vary from expectations.

We may to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect its business, financial condition and operating results. The ultimate success of the Merger depends, in significant part, on our ability to successfully integrate the acquired Redbox businesses and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Redbox complements our pre-Merger strategy by providing operational and financial scale, increasing free cash flow, and enhancing our corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

Our future results will suffer if we do not effectively manage our expanded operations.

Following the Merger, the size and geographic footprint of the business of CSSE will increase. CSSE’s future success will depend, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. CSSE may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that CSSE will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

The Merger may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the termination of existing contracts.

Some of the customers, distributors, producers, suppliers, vendors, landlords, joint venture partners and other business partners of CSSE or Redbox may terminate or scale back their current or prospective business relationships with the combined company. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the Merger or any other reason, including without limitation if CSSE loses the benefits of any of the contracts of CSSE or Redbox, CSSE’s business and financial performance could suffer.

Risks Relating to COVID-19

Our business, results of operations, and financial condition may be impacted by the evolution of the coronavirus (COVID-19).

The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories, and employee and vendor concerns, we altered certain aspects of our operations during the pandemic, including implementing a work from home policy for all our employees. We have now re-opened our offices. Many employees are returning to our offices as we operate under a “hybrid” working environment, where office employees may have the flexibility to work remotely at least some of the time. It is possible, however, that Covid-related conditions worsen, including as result of the emergence of new strains of the virus, which could force us to return to remote operations in whole or part. Although we believe we transitioned our operations to handle remote working conditions efficiently, requirements to implement remote working policies in the future could adversely impact our productivity and the internal controls over our operations.

Although our operations have been returning to normal conditions, our business and results have been affected by COVID-19 and our financial results and metrics may not be indicative of results for future periods. In addition to production delays experienced by our company and third-party producers, we also saw material decreases, for a time, in advertising expenditures as a result of general economic conditions. Although we continually seek to build and retain our user base through the introduction of new content and improved user experiences, user growth could slow or reverse as government and other restrictions are relaxed.

Any resurgence of COVID-19, including variants thereof, or an outbreak of other highly contagious viruses, could disrupt our business in material ways, including disruptions similar to those experienced during the pandemic as well as additional disruptions. During the pandemic, from time to time, the production of our content by our company and third-party producers was halted or slowed, limiting our ability to introduce new content as previously scheduled. To the extent any future economic disruption resulting from COVID-19 or similar pandemics is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our productions. Such production pauses may cause us temporarily to have less new content available on our services in subsequent quarters, which could negatively impact consumer demand for and user retention to our services. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

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

If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity, utilize our ability to PIK the interest related to our HPS debt facilities, and/or defer dividend payments on our preferred stock. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations after utilizing the interest and dividend payment deferral tools available to us, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

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

Part of our growth strategy has been and will continue to be the acquisition of scalable assets to build our business. Our relatively recent acquisitions of Redbox, 1091 Pictures, Crackle, and the assets of Sonar, require time-consuming and costly integration efforts. We may not be successful in the efficient integration of assets into our operations as we acquire them, and may not realize the anticipated benefits of such acquisitions. As we grow as a result of acquisitions, we will need to hire additional qualified personnel and may need to secure additional debt or equity financing to fund all or a portion of the cost of acquisitions or the post-closing integration and operation of these assets. The incurrence of additional debt or issuance of additional equity would result in additional leverage of our company and dilution of ownership interests therein. Our operating results may fluctuate form period to period due to the costs and expenses of acquiring and managing our acquisitions.

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

If our efforts to attract and retain consumers are not successful, our business may be adversely affected.

Our success depends in part on attracting consumers, retaining them on our VOD services and physical rental business, and ultimately monetizing our VOD services and content offerings. As such, we are seeking to expand our consumer base and increase the number of hours that are streamed across our platforms, increase the number of rentals, expand our kiosk servicing business to create additional revenue opportunities. To attract and retain consumers, we need to be able to respond efficiently to changes in their tastes and preferences and to offer them access to the content they enjoy on terms that they accept. Effective monetization may require us to continue to update the features and functionality of our VOD offerings for consumers, content providers, DVD suppliers, and advertisers.

Our ability to attract consumers will depend in part on our ability to effectively market our services and physical rental business offering, as well as provide a quality experience for selecting and viewing TV series and movies. Furthermore, the relative service levels, content and DVD offerings, pricing and related features of competitors as compared to our services will determine our ability to attract and retain consumers. Competitors include other streaming entertainment providers, including those that provide AVOD, TVOD and SVOD offerings, and other direct-to-consumer video distributors and more broadly other sources of entertainment that our viewers could choose in their moments of free time. If consumers do not perceive our service and physical rental business offerings to be of value, including if we introduce new or adjust existing features or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain consumers. In addition, many of our consumers originate from word-of-mouth advertising from our consumer base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing consumer base and attracting new consumers, our business may be adversely affected.

Changes in competitive offerings for entertainment video could adversely impact our business.

The market for entertainment video is subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, physical rental, and ad-supported models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. Competitors may secure better terms from content suppliers and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Our competitors also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business may be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

Our long-term results of operations are difficult to predict and depend on the results of our physical rental business, the commercial success of our VOD platforms as well as successful monetization of our video content in other ways and the continued strength of the Chicken Soup for the Soul Brand.

Home entertainment is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our physical rental business, VOD platforms and content offerings are subject to a high degree of uncertainty. The success of our physical rental business depends in large part on our ability to obtain adequate content from movie studios, maintain contractual relationships with our retail partners in strategic, high-traffic locations, and effectively respond to ongoing cost- and pricing-related pressures. Cancellation, non-renewal, adverse renegotiation of or other changes to these relationships could seriously harm our business, reputation, financial condition and results of operations. We face ongoing pricing pressure from our retail partners to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts.

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

We may not be successful in our efforts to further monetize our VOD services

We are expanding our operations and scaling our TVOD streaming service to effectively and reliably handle anticipated growth in transactions, users and features. As this offering evolves, we are developing technology, and are managing and adjusting our business to address varied content offerings, industry best practices related to e-commerce and streaming video, as well as evolving legal and regulatory environments. While we have experienced, and expect to continue to experience, growth in our TVOD service, we may expand the service in a manner that is not well received by consumers or the marketplace. Additionally, this expansion has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. In pursuing this expansion strategy, we expect to incur significant operating and capital expenditures. It is possible that we will not be able to grow our revenues through this strategy, or if growth is achieved, that it will be maintained for any significant period, or at all.

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

In addition, with the recent spread of the coronavirus throughout the United States and the rest of the world, companies’ advertising plans and amounts available for advertising may be significantly restricted or discontinued which could also impact our ability to monetize our AVOD platform.

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

There are risks related to our DVD kiosk rental business that may negatively impact our business.

We have invested, and plan to continue to invest, to maintain our infrastructure of Redbox kiosks in the United States. Optimizing our physical Redbox business will depend substantially upon growth or minimizing decline in same store sales. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and we have experienced a secular decline in the physical rental market. As this evolution continues, our DVD business and related operating results and financial condition will be adversely affected, and secular declines may accelerate. Some additional risks that could negatively impact our results include:

●

increased availability of digital movie content and changes in consumer content delivery and viewing options and preferences, including increased use of online streaming, availability of content on portable devices, VOD, SVOD, AVOD and time- and place-shifting technologies;

●

increased competition in the advertising video-on-demand segment including alternative or non-traditional forms of content, user generated content type offerings such as YouTube, free

TV style offerings (including on-demand options such as Crackle), proprietary Apps and

Channels provided and populated by traditional TV and theatrical content owners (Disney+,

Peacock and similar channels);

●	increased availability and quality of original programming and similar episodic content, and exclusive arrangements with programmers, such as HBO, Showtime, Amazon and Netflix.

decreased costs for consumers to purchase or receive movie content, including less expensive DVDs, more aggressive competitor pricing strategies and piracy;
●

windowing of titles and DVDs may change without notice by the studios, DVDs may be released closer to alternative types of content distribution or after alternative methods of content distribution which may impact performance;

●

increased competition for physical floor space in retail locations where our kiosks are located,

both by unrelated third-party offerings and perceived monetization opportunities by the retailers themselves;

●	increased operational costs; and

●	supply chain delays for inventory and parts including physical discs, and kiosk parts.

As a result, while we believe that DVD rentals will rebound in the near term due to an increase in the quantity, quality and cadence of theatrical releases, after such rebound, we believe that our DVD business results could decline over time. Further, any additional adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition and operating results.

If we are unable to grow the client base of our third-party kiosk service business, our services line of business may be at risk.

We currently leverage our large and remote Redbox kiosk field workforce to provide services to our third-party kiosk owners. Our ability to engage and retain this workforce is necessary to merchandise and service our Redbox kiosks, meet the demands of our retail partners and users, and deliver service for our service business accounts. If we cannot continue to retain this workforce at adequate levels, our costs may rise, our service line of business may not meet committed service levels and our customers and retail partners may be dissatisfied. If the network of kiosk we service declines (including our own Redbox network of kiosk) or if we are unable to maintain key accounts (ecoATM and Amazon Locker being our largest clients) or obtain new clients, we may not be able to continue this line of business and obtain expected benefits and our business may be adversely affected.

If we do not manage the content and availability of our DVD library effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our Redbox business model is optimizing our library of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not acquire sufficient DVD titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our library utilization would become less efficient and our margins for the Redbox business would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to acquire appropriate quantities of certain DVD titles in a timely manner. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our library may become unbalanced and our margins may be adversely affected.

Our business, financial condition and results of operations could be materially and adversely affected if certain agreements do not provide the expected benefits to us. For example, agreements may require us to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. If the titles or format provided are not attractive to our consumers, we could be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our Redbox business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impact margins.

If we are unable to comply with, or lack the necessary internal controls to ensure appropriate documentation and tracking of our content library, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted DVDs and be susceptible to risks of theft and misuse of property, any of which may negatively affect our margins in the Redbox business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Our failure to meet consumer expectations with respect to pricing our products and services may adversely affect our business and results of operations.

Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income. In the future, fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.

The long-term and fixed cost nature of our original or exclusive content distribution rights may limit our operating flexibility and could adversely affect our liquidity and results of operations.

In connection with our exclusive licensing of content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we have exclusive distribution rights to, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements.

Given the multiple-year duration and largely fixed cost nature of some of our content commitments, if user acquisition and retention do not meet our expectations, or if we are unable to distribute and license such content to third parties, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we have exclusive distribution rights to under the Screen Media or Redbox Entertainment brands, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not provide minimum guarantees. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term and fixed cost nature of some of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers or third-party distributors, acquisition and retention may be adversely impacted and given the fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted. Further, there is significant competition for exclusive content, which may limit our ability to acquire a sufficient number of titles or may cause increases in prices that impact profitability of titles acquired.

We may be unable to attract new partners, broaden current partner relationships, and penetrate new markets and distribution channels.

To increase the optimal availability of our products and services, we may need to attract new partners, or broaden and maintain relationships with current partners, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels. If we are unable to do so, our future business and financial performance could be adversely affected.

The termination, non-renewal or renegotiation on materially adverse terms of Redbox’s contracts or relationships with one or more of our significant retailers or studios could seriously harm its operations and our financial condition and results of operations.

The success of our DVD business depends in large part on our ability to maintain contractual relationships with our partners in profitable locations. Certain contract provisions with our partners vary, including product and service offerings, the fees we are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. For our DVD business we typically enter multi-year kiosk installation agreements that automatically renew until we, or the retailer, gives notice of termination. We strive to provide direct and indirect benefits to our partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. We prefer to have our kiosks placed at strategic, high-traffic locations within a partner location. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer. Additionally, to the extent a partner desires to periodically remodel its stores, and to use the space previously allocated to Redbox for different purposes (e.g., home pickup and delivery services), our business, financial condition and results of operations could suffer.

Although no individual retailer accounts for more than 10% of our consolidated revenue, Redbox does have retailers that account for a substantial amount of Redbox’s physical rental business. For example, Redbox has significant relationships with Wal-Mart Stores, Inc. and Walgreen Co. Although we have had, and expect to continue to have, a successful relationship with these partners, changes will continue to occur both in the short- and long-term, some of which could adversely affect our business and reputation. The Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 180 days’ notice. If we are unable to renew a relationship with one of these or any retail partner at the end of their applicable term, and are unable to replace that relationship with an economically equivalent relationship, our business, operations and financial results could be materially adversely effected.

Redbox’s business also depends on our ability to obtain adequate content from movie studios. We have entered into licensing agreements with certain studios to provide delivery of their DVDs. If we are unable to maintain or renew our current relationships to obtain movie content on acceptable terms, our business, financial condition and results of operations may suffer.

If some or all of these agreements prove beneficial but are terminated early, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

Payment of increased fees to retailers or other third-party service providers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

We are subject to payment processing risk.

We accept payment for movie rentals through debit card, credit card and online wallet transactions. We rely on internal systems as well as those of third parties to process payments. The Durbin amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act is unfavorable to us. We pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information our revenue, operating expenses and results of operation could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our kiosks.

We conduct limited manufacturing and refurbishment operations and depend on outside parties to manufacture key components of our kiosks. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in our manufacturing needs which are not met in a timely and satisfactory manner, we may be unable to meet demand due to manufacturing limitations.

Some key hardware components used in our kiosks are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply in a timely manner, we may experience delays in installing or maintaining our kiosks, either of which could seriously harm our business, financial condition and results of operations.

In 2021 and continuing into 2022, we have faced global supply chain challenges with certain key hardware components used in our kiosks being delayed. These supply chain constraints have resulted in inflationary pressure on component costs, longer lead times, and increased freight costs caused, in part, by the COVID-19 pandemic and the uncertain economic environment. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of components for our kiosks. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure, our results of operations and financial condition could be negatively impacted.

Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss, impacts from climate change and terrorist attacks.

Our assets are located in areas that may be subject to natural disasters, such as earthquakes, and extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms. These assets may be vulnerable to natural disasters, including those exacerbated by the effects of climate change, telecommunications failures, and similar events. Such natural disasters, extreme weather conditions, or other events beyond our control may damage our kiosks and negatively impact our digital business and can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our legacy and digital businesses. We are also exposed to various risks arising out of man-made disasters, including acts of terrorism and ongoing military actions, the continued threat of which could cause significant volatility in financial markets, or otherwise trigger economic downturns.

A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Material operating issues arising from such events also could harm our company brand or reputation, which may impact our ability to acquire and retain users, as well as scale and sell advertising to brand and advertising partners. Such losses may not be fully covered by insurance. We do not currently expect that compliance with government laws and regulations concerning the environment and those designated to address climate risk will have a material effect upon its capital expenditures, cash flow, financial condition, earnings and competitive position.

An integral part of our strategy is to initially minimize our production, content acquisition and distribution costs by utilizing funding sources provided by others, however, such sources may not be readily available.

The production, acquisition and distribution of video content can require a significant amount of capital. As part of our strategy, we seek to fund the production, content acquisition, and distribution of our video content through co-productions, tax credits, film acquisition advances, upfront fees from sponsors, licensors, broadcasters, cable and satellite outlets and other producers and distributors, as well as through other initiatives. Such funding from the aforementioned sources or other sources may not be available on attractive terms or at all, as and when we need such funding. To the extent we are not able to secure agreements of this sort, we may need to curtail the amount of video content being produced or acquired by us or use our operating or other funds to pay for such video content, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Due to the effect of the coronavirus, sponsors may not have the interest or ability to enter into and invest in co-production agreements on terms that are attractive to us or at all.

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

In consideration for use of the Brand, and the provisions of key operational resources to our company, we are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management and License Fees Affiliate company” in this Form 10-Q. Accordingly, in the aggregate, 10% of our net revenue is paid to our affiliates on a continuous basis and will not be otherwise available to us.  Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. As we grow our revenues, these payments could become materially more costly than building and acquiring the same resources directly within our company. Similarly, as we build our business and operations in areas outside of the Brand, the value received from licensing the Brand could diminish on absolute and relative terms.

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

Some of the AVOD and TVOD services, and many of the producers and studios, with which we compete are part of large diversified corporate groups with a variety of other operations, including television networks, cable channels and other diversified companies, such as Amazon or Apple, which can provide both the means of distributing their products, content flow, and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, and other personnel required for production. The resources of the major producers and studios may also give them an advantage in acquiring other businesses or assets, including video content libraries, that we might also be interested in acquiring.

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

Our business could be materially affected by hostilities in other countries. Adverse effects could arise from reduced viewership in our international content offerings, disruptions in Internet availability, heightened risks of cyberattacks perpetrated by government actors, or slowdowns or halts in the production of content being created in other countries. The effects on our business of any specific conflicts, including the current war in Ukraine and any escalation of such war to neighboring countries, or the direct military involvement of the United States in such conflict, or any similar conflicts anywhere in the world, cannot be predicted, but could be material and adverse. Direct US military involvement could heighten international and other risks we already face. Similarly the ramifications of sanctions put in place by the United States against Russia or other counties on our business are unknown and could be material.  Our business could be harmed by retaliatory sanctions or actions taken by a country in response to US sanctions, and significant as a result of numerous circumstances arising from same, including prohibitions on the dissemination of US-based video services in certain countries, military actions, cyber-attack initiatives, and other measures that cannot be predicted.

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

In addition to our websites, we use third-party applications, websites, and social media platforms to promote our video content offerings and engage consumers, as well as monitor and collect certain information about consumers, which may include personally identifiable information and other data. There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information, including the federal Video Privacy Protection Act. Laws relating to data privacy and security continue to proliferate, often with little harmonization between jurisdictions and limited guidance. A number of existing bills are pending in the U.S. Congress and other government bodies that contain provisions that would regulate, how companies can use cookies and other tracking technologies to collect, use and share user information. The United States is seeing the adoption of state-level laws governing individual privacy. This includes the California Consumer Protection Act, Massachusetts General Law 93H and regulations adopted thereunder, and the New York SHIELD Act. Many foreign countries and supranational organizations have adopted similar laws governing individual privacy, such as the EU’s General Data Protection Regulation (“GDPR”), some of which are more restrictive than similar United States laws. If our online activities or the activities of the third parties that we work with were to violate or were perceived to violate any applicable current or future laws and regulations that limit our ability to collect, transfer, and use data, we could be subject to litigation from both private rights of action, class action lawsuits, and regulatory actions, including fines and other penalties, as well as harm to our reputation and market position. Internationally, we may become subject to evolving, additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability and/or reputational damage, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

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

As of September 30, 2022, we had net intangible assets of $305.1 million and goodwill of $277.1 million.  As of December 31, 2021 and 2020, we had net intangible assets of $30.2 million and $31.5 million, respectively, and goodwill of $40.0 million and $21.4 million for the years ended December 31, 2021 and 2020, respectively, primarily related to the formation of Crackle Plus, the acquisition of the Crackle assets, Sonar assets and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

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

Since most of our content is digitally stored and distributed online, and we accept online payments for various subscription services, we face numerous cybersecurity risks.

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

Certain information relating to our customers, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third parties that do business with us or facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of customer preferences to enhance our customer service and for billing, marketing, and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and our data is critical to our business. Our customers and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding. Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our customers and market our properties and services.

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

A substantial number of shares of Class A Common Stock may be issued upon the exercise of outstanding warrants, including the following:

●	Class W Warrants, exercisable for up to an aggregate of 526,362 shares of Class A Common Stock at an exercise price of $7.50 per share;

●	Class Z Warrants, exercisable for up to an aggregate of 123,109 shares of Class A Common Stock at a price of $12.00 per share;
●	Class I Warrants, exercisable for up to an aggregate of 800,000 shares of our Class A Common Stock at an exercise price of $8.13 per share;
●	Class II Warrants, exercisable for up to an aggregate of 1,200,000 shares of our Class A Common Stock at an exercise price of $9.67 per share;
●	Class III-A Warrants, exercisable for up to an aggregate of 380,000 shares of our Class A Common Stock at an exercise price of $11.61 per share;
●	Class III-B Warrants, exercisable for up to an aggregate of 1,620,000 shares of our Class A Common Stock at an exercise price of $11.61 per share.
●	Redbox Warrants, exercisable for up to an aggregate of 1,378,248 shares of our Class A Common Stock at an exercise price of $132.18 per share.

If all of the outstanding warrants are exercised for cash we will be required to issue an aggregate of 6,027,719 shares of Class A Common Stock, or approximately 46% of our Class A Common Stock outstanding as of September 30, 2022. The warrant holders will likely exercise the warrants only at a time when it is economically beneficial to do so. Accordingly, the exercise of these warrants will significantly dilute our other equity holders and may adversely affect the market price of our publicly traded securities.

We utilize At the Market Issuance Sales Agreements, pursuant to which we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock, which may adversely affect the price of our Class A Common Stock and Series A Preferred Stock .

We utilize At the Market Issuance Sales Agreement (“ATM Agreements”) pursuant to which we may issue shares of Class A Common Stock and Series A Preferred Stock having an aggregate offering price of up to $1,000,000,000. The sale of Class A Common Stock will dilute our other equity holders and may adversely affect the market price of the Class A Common Stock. Issuance of shares of our Series A Preferred Stock will increase our dividend payment obligations and increase the liquidation preference. Under our currently existing ATM Agreement with Virtu Americas and B. Riley, as of September 30, 2022, we have sold an aggregate of 295,173 shares of Series A Preferred Stock, generating net proceeds to us of $7.1 million.

Only a limited market exists for our Class A Common Stock, Series A Preferred Stock, Notes and Warrants, which could lead to price volatility.

Our Class A Common Stock, Series A Preferred Stock, Notes and Redbox Warrants trade on the Nasdaq Global Market under the symbols “CSSE,” “CSSEP”,  CSSEN and CSSEL,” respectively. Our Class W warrants and Class Z warrants are quoted on the OTC Markets under the symbols “CSSEW” and “CSSEZ,” respectively. However, trading volume for our securities has historically been relatively limited. The limited trading market for our securities may cause fluctuations in the market value of these securities to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our securities.

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

Risks Related to our Series A Preferred Stock

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

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of the date of this filing, our total liabilities (excluding contingent consideration) equaled approximately $799.4 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

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

Since July 31, 2022, we have had the right to redeem the Notes from time to time, which we may elect to do especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

Risks Related to our Warrants

Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL” and our Class W Warrants or Class Z Warrants are quoted on the OTC Pink Market but a market may not develop for these warrants.

Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL” Our Class W Warrants and the Class Z Warrants are quoted on the OTC Pink Market under the symbols “CSSEW” and “CSSEZ”, respectively. We cannot assure you that active trading markets for these warrants will develop, or, if developed, will be sustained. With respect to the Class W and Class Z Warrants, the over-the-counter market is a significantly more limited market than Nasdaq, due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, of the foregoing, holders of our warrants may find it difficult to resell their warrants at prices quoted in the market or at all. You may be unable to sell Class W Warrants or Class Z Warrants unless a market for such securities can be established or sustained.

Holders of our warrants will have no rights as a common stockholder until such warrants are exercised.

Until holders of our warrants acquire shares of our Class A Common Stock upon exercise of the warrant will have no rights with respect to the shares of Class A Common Stock underlying such warrants.

The market price of our Class A Common Stock may fall below the exercise price of our warrants.

The market price of our Class A Common Stock may fall below the exercise prices of our warrants and remain below such exercise prices through the date of expiration of our warrants. Any warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the warrant holder.

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

The Company granted registration rights to HPS under which the Company filed a registration statement on Form S-3 with respect to the issuance of the shares of Class A Common Stock issuable upon exercise of the HPS Warrant. The Company also granted substantially identical registration rights to certain holders of Redbox securities that were signatory to the voting and support agreement (pursuant to which they agreed to vote their Redbox securities in favor of the mergers prescribed by the Merger Agreement) relating to the resale of the shares of Company Class A Common Stock they received in exchange for such securities in the mergers.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 14, 2022	(Principal Executive Officer)