Form 10-Q/A
period 2022-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2022-11-16
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022, is solely to correct a numeric typographical error in the table entitled “Unaudited Pro Forma Financial Information” as it pertains to the Merger with Redbox Entertainment Inc. in Note 4 to the financial statements contained therein. Specifically, the line item “Net Loss” in the table contained in the previously filed 10-Q read “$(15,492,821)” for the Three months ended September 30, 2022.  The correct number is “$(57,047,000).”  This typographical error does not affect any other financial or other information in the 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 14, 2022 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 14, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q as filed with the SEC on November 14, 2022.

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

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of September 30, 2022, $2.4 million of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)
Net revenue	$99,561,227	$99,349,000	$295,625,227	$290,801,000
Net loss	$(57,047,000)	$(36,156,310)	$(167,863,000)	$(95,323,179)

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

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company exhibits content through the Crackle Plus and Redbox streaming services including AVOD, FAST and TVOD platforms available via connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated platforms, as well as third-party platforms. The Company generates streaming revenues for our networks in three primary ways, selling advertisers video ad inventory on our AVOD and FAST streaming services, selling advertisers the ability to present content to our viewers,

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

often with fewer commercials, and selling advertisers product and content integrations and sponsorships related to our original productions, as well as revenues from our direct-to-consumer TVOD platform. In addition, this revenue source includes third-party streaming platform license revenues, including TVOD, AVOD, FAST and SVOD related revenues.

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
•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $206.90 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption and provided certain other conditions are met.

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

Item 6 - Exhibits

The exhibits filed as part of this Amendment No. 1 to our Quarterly Report on Form 10 Q are set forth on the Exhibit Index, which is incorporated herein by reference.

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
(Registrant)

/s/ Christopher Mitchell
Christopher Mitchell
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: November 15, 2022	(Principal Executive Officer)