Form 10-K
period 2022-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2023-03-31
CIK 1679063

Director*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable

(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $.0001 par value per share	CSSE	The Nasdaq Stock Market LLC
Common Stock Purchase Warrant	CSSEL	The Nasdaq Stock Market LLC
9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class W Warrants	CSSEW	OTC Markets
Class Z Warrants	CSSEZ	OTC Markets

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’ s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2022, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $110.5 million.

The number of shares of Common Stock outstanding as of March 27, 2023 totaled 21,721,760 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	14,067,254
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2023 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business involves various risks. Many of these risks are discussed in this Report under the heading “Item 1A. Risk Factors.” If any of these risks occur, our business, financial condition, liquidity, results of operations, prospects and ability to make interest payments to our noteholders and distributions to our shareholders could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose a portion or your investment. These risks include:

●	We have and may continue to incur losses in the operation of our business.

●	We may not be able to generate sufficient cash to service our debt, preferred stock dividend and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness.

●	Difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition.

●	Competition could have a material adverse effect on our business, financial condition and results of operations.

●	Interruptions in our ability to provide our video-on-demand products and our service to our customers could damage our reputation, which could have a material adverse effect on us.

●	The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

●	The loss of key personnel, including our executive officers, could have a material adverse effect on us.

●	Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers, could have a material adverse effect on us.

●	The market price and trading volume of our securities may be volatile.

●	We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits. Additionally, conflicts of interest may arise between us and our affiliated companies and we have waived rights for monetary damages in the event of such conflicts.

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

●	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;
●	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;
●	“CSS Holdings” means Chicken Soup for the Soul Holdings, LLC, the parent company of CSS and our ultimate parent company;
●	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;
●	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE;
●	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE;
●	“Crackle Plus” means Crackle Plus, LLC, a wholly owned subsidiary of CSSE which was originally formed by CSSE and CPE Holdings, Inc. (an affiliate of Sony Pictures Television Inc.);
●	“Landmark Studio Group” means Landmark Studio Group, a majority owned subsidiary of CSSE;
●	“Halcyon Television” means Halcyon Television, LLC, a wholly owned subsidiarity of CSSE;
●	“CSS AVOD” means CSS AVOD Inc., a majority owned subsidiary of CSSE;
●	“1091 Pictures” means TOFG, LLC, a wholly owned subsidiary of Screen Media Ventures, LLC; and
●	“Redbox” means Redbox Automated Retail, LLC, a wholly owned subsidiary of CSSE.

ITEM 1. Business

Overview of our Business

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with over 160 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 32,000 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The company’s best-in-class ad sales organization is known to advertisers as Crackle Plus, a sales platform of unique scale and differentiated reach. Crackle Plus combines the ad inventory of our owned-and-operated networks and inventory with over 20 other premium AVOD partners who have chosen us to represent them in the marketplace. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to almost 70,000 content assets. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

Our AVOD services boast approximately 50 million monthly active users and are distributed through every major distribution platform including Roku, Amazon Fire TV, Samsung, Vizio, Xbox, PlayStation and many more. Our consumers view content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Bros. Discovery, Disney and more than 100 other production and distribution companies, as well as through our media partners. Crackle is among the most watched ad-supported independent VOD streaming services and has multiple branded FAST networks, all of which offer consumers free TV series and movies. Crackle is known for premium original and acquired content that delivers audiences of scale across a demographic spectrum.

Through our recently launched Chicken Soup for the Soul AVOD streaming service and FAST channel, we offer original and acquired unscripted lifestyle and scripted series and theatrical content that appeals to women and families.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of approximately 32,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to over 160 linear channels. Chicken Soup for the Soul Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Plus, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 20,000 films and television episodes. Screen Media also acquires approximately 10 to 20 new feature films and a few hundred genre titles each year. Screen Media provides content for the Crackle Plus portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow. Our Halcyon Television subsidiary manages the extensive film and television library we acquired from Sonar Entertainment in 2021. This library is distributed by Screen Media and contains more than 1,000 titles, and 4,000 hours of programming, ranging from classics, including The Little Rascals, Laurel & Hardy and Blondie (produced by Hal Roach Studios), to acclaimed epic event mini-series such as Lonesome Dove and Dinotopia. Our Halcyon library titles have received 446 Emmy Award nominations, 105 Emmy Awards and 15 Golden Globe Awards. In March of 2022, Screen Media acquired 1091 Pictures that added approximately 4,000 films and episodes of licensed content as well as established FAST and AVOD channels in genre specific verticals with approximately 1 billion yearly ad-impressions.

Chicken Soup for the Soul Television Group houses our film and television production activities and produces or co-produces original content for Crackle Plus as well as content for other third-party networks. This group’s production efforts are conducted through a number of affiliates, including Landmark Studio Group Chicken Soup for the Soul Studios, Indian-centric Locomotive Global Inc., and Halcyon Studios, which was formed in connection with our acquisition of the assets of Sonar Entertainment. Halcyon Studios develops, produces, finances, and distributes high-caliber scripted content for our company for all platforms across a broad spectrum in the U.S. and internationally, including premium series such as Hunters (Amazon Prime) and Mysterious Benedict Society (Disney+).

Collectively, Screen Media and Chicken Soup for the Soul Television Group enable us to acquire, produce, co-produce and distribute content, including our original and exclusive content, in support of our streaming services. We believe that we are the only scaled independent AVOD business with the proven capability to acquire, create and distribute original programming, and that we have one of the largest libraries of company-owned and third-party content in the AVOD industry. We believe this differentiation is important as consumers materially shift their viewing habits from traditional network-scheduled, linear and broadcast viewing to individual, personalized on-demand viewing in response to the ever-growing availability of high-speed content delivery across devices.

The U.S. market for AVOD and FAST saw record revenues approaching $17 billion in 2022 up approximately 40% from 2021.  The industry projections have these revenues growing to $31 billion by 2027 in the U.S. and closer to $70 billion worldwide. At the same time, advertising spending on traditional linear television networks is expected to decline as more viewers transition from pay television subscriptions to connected TV (CTV) viewing. For these reasons, interest in the AVOD business model is increasing, evidenced by traditional linear network operators increasingly seeking to acquire or launch AVOD networks to maintain access to viewers making this transition and established SVOD players expanding their offerings to include a hybrid AVOD that in most cases still requires a subscription fee. We believe free AVOD networks will continue to accelerate growth, particularly as consumers seek affordable programming alternatives to multiple SVOD offerings.

Since our inception in January 2015, our business has grown rapidly. For the full year 2022, our net revenue was $252.8 million, as compared to the full year 2021 net revenue of $110.4 million. Our 2022 Adjusted EBITDA was approximately

$33.5 million, as compared to 2021 Adjusted EBITDA of $21.8 million. We had net losses of approximately $(111.3) million in 2022, as compared to net losses of $(59.4) million in 2021. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management. See “Item 7. Management’s Discussion and Analysis of Financial Condition” and “Item 8. Financial Statements” for more information.

Our Strategy

We believe our company is in a differentiated position within the growing and evolving television industry, as we execute our strategy to become the leading provider of premium entertainment for value-conscious consumers. We identified the trends favoring the growth of free AVOD streaming services in 2015 and began building our direct-to-consumer (DTC) offering in 2017, including the development of our original content production strategy. Since then, with Crackle and Chicken Soup for the Soul, we have built premier ad-supported streaming services that deliver utility and value to viewers and advertisers. With the addition of Redbox, we have added an iconic and beloved brand that enhances our existing leadership in the AVOD landscape. Redbox’s connected TV app boasts a robust and integrated ad-supported VOD and free live TV (FAST) service. Redbox’s DVD rental kiosks and connected TV transactional VOD businesses are perfectly positioned to capitalize on the post-COVID resurgence of theatricals at the box-office. This combination of assets elevates our newly combined company within the marketplace to a top 5 AVOD business and top 4 TVOD platform. We believe Chicken Soup for the Soul Entertainment has the advantage of being unencumbered by the often-conflicting strategic choices and priorities faced by diversified media companies that own both legacy linear television networks and VOD streaming services intended to compete with legacy networks. We are singularly focused on the value-conscious consumer and serving that consumer with unique and differentiated offerings that feature a range of mass-appeal and thematic content, a focus on original and exclusive content, and which employ innovative user platforms and data analytics to deliver more personalized viewing experiences and more engaging advertising. We are executing on our strategy in multiple ways:

●	Content: Maximize transactional revenue and cost-effectively grow our production business, our content library, and our ownership of content rights.
o	Transactional revenue. As films exit the theatrical window, they enter the home video window in which we are dominant player offering rentals and sales across both physical and TVOD. We are focused on maximizing and accelerating transactional content revenue for both our Redbox physical and digital businesses. As the volume, quality and cadence of significant theatrical releases returns to pre-COVID levels, we expect to drive DVD rentals and sales higher at our vast national kiosk network, as well as continue growing our TVOD rentals and sales.
o	Original & exclusive programming. Our focus on “original and exclusive” content, supported by our distribution and production business, is designed to distinguish our AVOD network brands among viewers. We are able to add to our existing broad base of content without the significant capital outlay of a traditional television or film studio by producing new originals at low cost through creative partnerships, such as our popular series Going from Broke from executive producer Ashton Kutcher, and Inside The Black Box, our innovative and award-winning look inside black Hollywood.
o	Content acquisition and rights ownership. Through Screen Media, we continue to acquire the rights to additional exclusive content. This strategy reduces our reliance on content licensing, which leads to lower costs of revenue and increased gross margin and provides us with wider distribution opportunities to generate additional revenue. When economically attractive, we often, from time to time, choose to sell all or a subset of rights of an individual title in our content library to generate funds to keep our overall investment in content cost effective and maximize returns to our investors. We consider all sources of content recoupment revenue, including ancillary revenues and intellectual property infringement.

●	Advertising: Utilize technology and data to deliver innovative advertising formats and relevant ads that engage viewers.
o	Advertiser-desired audience profile. We believe we enjoy strong relationships with leading advertisers based on our demographic reach, our sales approach, and our commitment to premium content and innovative, engaging ad formats. Our networks offer advertisers a desirable target audience. For example, the average age of our Crackle viewers is 33, compared to 58 for traditional broadcast networks, and 54 for advertising-supported cable networks. We estimate that 32% of our viewers fall in the 18-34 age demographic.

Diverse sales channels. We employ a diverse and targeted advertising sales strategy, using direct, local reseller and programmatic sales channels to provide us with optionality based on market conditions. Most of our advertising revenues are derived from direct sales and local reseller agreements, which we believe give us greater margin contribution and control over our advertising avails than is possible with traditional programmatic advertising. The majority of our programmatic advertising sales are sold by our direct sales force and executed programmatically, providing greater insights and data to our customers, resulting in higher-than-normal programmatic CPMs.

o	Technology investment. As we grow our portfolio of streaming services, we continue to upgrade our entire suite of streaming applications to add value for advertisers and enhance the user experience, including more intuitive navigation, enhanced video players, seamless ad insertion and better content recommendation engines. As we execute on these initiatives, we believe we will be positioned to increase both overall advertising sales and ad insertion rates, firmly establishing our streaming services as a compelling option for advertisers compared to traditional linear broadcast or cable networks.
●	Direct-to-consumer (DTC): Grow distribution to gain new viewers and employ sophisticated data analytics to deliver more compelling experiences.
o	Content and Distribution. We exploit our growing libraries of premium content to grow and retain viewers on our streaming services. To augment audience acquisition, we have engaged in distribution arrangements with an increasing number of media platforms including Roku, Amazon Fire, Vizio, Samsung, LG and others, as well as increased advertising and branding on and off media platforms. For example, we have distribution partnerships with Vizio and Hisense for Crackle and Redbox buttons on millions of new television remote controls sold over the next year, which increases consumer awareness of Crackle and Redbox and guides them directly to our connected TV apps.
o	New Genre-Specific Networks. With the addition of Redbox, we now own and operate 15 clearly branded, curated and widely distributed FAST channels. As we grow our content libraries, we are also continuously evaluating opportunities to create new thematic AVOD and FAST networks that focus on certain genres and types of programming, and we expect these networks to deliver more targeted advertising opportunities to marketers.
o	Personalized Viewer Experiences. As we grow our audience, we are creating a large, valuable data base that we use to better understand what our viewers watch and how they engage with advertising. We are increasingly investing in capabilities to manage and analyze our data with the goal of better personalizing viewer experiences and enabling targeted advertising.
●	Business-to-business (B2B): Accelerate revenue for the Company’s B2B initiatives in key areas.
o	Redbox Service Business. Redbox supports its 32,000-strong DVD kiosk network with a nationwide field team that handles on-site break-fix and maintenance along with the stocking of merchandise. In 2016, to maximize personnel, resources, and generate new revenue, Redbox began using its kiosk team to also service third-party kiosks. This initial test of capabilities has flourished and is now a sophisticated and fast-growing service business for multiple third-party companies with thousands of kiosks, including ecoATM and Coinstar. We are focused on the growth of the Redbox Service Business and expect the strength of its positive trajectory to continue.
o	Crackle Plus. As the first AVOD of scale, Crackle has always been in a leadership position. But we realized several years ago that smaller independent AVODs were disadvantaged in the marketplace. Without scale and a volume of impressions, some players struggled to gain the attention of agencies and clients. As AVODs approached our Company for assistance in ad sales, we found there was a healthy, growing and profitable business in representing third-party networks and their inventory with advertisers. Crackle Plus now manages ad sales for over 20 other AVODs. We expect the number of partners to continue to grow, which benefits the Company’s scale and revenue, as well as our affiliated AVODs.
o	Screen Media Ventures (SMV). While Screen Media’s primary goal is to acquire content for our owned-and-operated networks, SMV’s distribution team works with our networks to optimally window content and license it to third parties wherever possible. Through this strategy, SMV has become a leading content provider for third-party streaming and linear networks. The Company expects to continue this fly-wheel of content acquisitions that leads to monetization through content licensing.

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

As of December 31, 2022, we had 1,329 direct employees. The services of certain personnel, including our chairman and chief executive officer and our senior brand advisor and director, among others, are provided to us under the Management Services Agreement dated May 12, 2016, between us and CSS (“CSS Management Agreement”). We also utilize consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment. We have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our employees required to work onsite.

We value our employees and invest in them and their communities. Recently, we joined a growing group of companies working with Good Today to enable our employees to participate in supporting non-profit organizations to support initiatives that have a positive global impact.

ITEM 1A. Risk Factors

In connection with any consideration or evaluation of our company, you should read and carefully consider the risks associated with our business and operations, including those described below. Any of the risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Relating to Integration of Redbox into Our Existing Operations

Following our recent acquisition of Redbox, we face numerous risks that are in addition to, and differ from, those we have historically faced.

Our consolidated operations and financial position are different from our consolidated operations and financial position before the completion of the acquisition of Redbox through a series of mergers (the “Merger). For example, the renting of physical DVDs to consumers through Redbox’s legacy kiosk operations is a relatively new area of business for our company. Further, in connection with the Merger we assumed approximately $366.3 million of Redbox indebtedness. The results of operations of the combined companies may be affected by risk factors that are different from those that individually affected the results of operations of CSSE and Redbox respectively prior to the Merger. Our results of operations and, relatedly, the market price and performance of our Class A Common Stock and other publicly traded securities is likely to be different from what may have been expected prior to the Merger.

CSSE’s ability to utilize its historic U.S. net operating loss carryforwards may be limited.

As of December 31, 2022, inclusive of Redbox, we had combined consolidated U.S. federal net operating loss carryforwards (“NOLs”) of approximately $145.0 million, with $10.8 million incurred prior to January 1, 2018, which will begin to expire, if unused, in 2031 and the remaining $134.2 million incurred on or after January 1, 2018, which will not expire and will be carried forward indefinitely. Our ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including our future income, which cannot be assured. Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the highest yield on long-term tax-exempt bonds in effect for any month during the three-month period ending the month in which the ownership change occurs (2.54% for August 2022, the date of the business combination). Any unused annual limitation may be carried over to subsequent years.

Redbox is expected to be deemed to have undergone an ownership change under Section 382 as a result of the Merger, which would trigger a limitation (calculated as described above) on our ability to utilize any historic Redbox NOLs. Although our issuance of stock in the Merger, standing alone, was insufficient to result in an ownership change with respect to our company, we cannot assure you that we will not be deemed to have undergone an ownership change as a result of the Merger when taking into account other changes in ownership of our stock occurring within the relevant three-year period described above. If we were to be deemed to have undergone an ownership change as a result of the Merger, we may be prevented from fully utilizing our historic NOLs incurred prior to January 1, 2018.

Uncertainties associated with the integration of Redbox into CSSE as a result of the completed Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of CSSE following the Merger.

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

As of December 31, 2022, CSSE had aggregate gross indebtedness of $500.2 million, including its obligations under the HPS Credit Facility, MUFG Union Bank (formerly known as Union Bank) film financing facility, its outstanding publicly traded 9.50% notes (Nasdaq Symbol: CSSEN) and capital leases. In connection with the execution of the Merger Agreement, CSSE and HPS executed a commitment letter pursuant to which, at the Effective Time, CSSE obtained from HPS and its affiliates (i) a term loan facility consisting of the conversion and assumption by CSSE of all “Senior Obligations” under (and as defined in) the Redbox Amended Credit Agreement (other than any outstanding Sixth Amendment Incremental Revolving Loans (as defined in the Redbox Amended Credit Agreement) under the Redbox Amended Credit Agreement) and (ii) an $80 million revolving credit facility (with any outstanding the Sixth Amendment Incremental Revolving Loans under the Redbox Amended Credit Agreement being deemed, and assumed by CSSE as, revolving loans thereunder). In connection with the Merger, our company assumed $357.5 million of debt under the HPS Credit Facility and $8.8 million of debt under Redbox’s MUFG Union Bank film financing facility and capital leases. If the combined company’s monthly and annual cash flow is not adequate to cover such debt service obligations, other existing capital resources of our company would need to be utilized. If these resources also prove inadequate to service all debt obligations, we will need to secure additional financing through debt and/or equity financing. Any such financing would have the effect of further leveraging our company and/or diluting its existing stockholders. If needed, such additional financing may not be available as and when required, or on terms that are commercially reasonable. In the event we are unable to satisfy our debt service obligations following the Merger from cash flows from operations and existing resources and are unable to secure additional financing as and when needed, we may be required to curtail all or some of our operations and/or dispose of assets or take other measures required to diminish such debt service obligations or raise capital resources as necessary to satisfy same. In addition, substantially all our assets have been pledged in connection with such indebtedness, and any event of default under such indebtedness could lead to foreclosure of some or all of such assets. However, the Company does have the ability to secure any additional first lien asset-based accounts receivable lending facility and to secure first lien film financing facilities.

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

complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks, processes and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	the assumption of contractual obligations with less favorable or more restrictive terms;

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger;

●	diversion of the attention of our management; and

●	the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures, and policies.

Any of these issues could adversely affect our combined company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Merger or could reduce our earnings or otherwise adversely affect our business and financial results.

The synergies attributable to the Merger may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and operating results. The ultimate success of the Merger depends, in significant part, on our ability to successfully integrate the acquired Redbox businesses and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Redbox complements our pre-Merger strategy by providing operational and financial scale, increasing free cash flow, and enhancing our corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Merger. The anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Merger within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

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

As of December 31, 2022 and 2021, we had a deficit of approximately $(247.8) million and $(136.5) million, respectively, and for the years ended December 31, 2022 and 2021, we had a net loss of approximately $(111.3) million and $(59.4) million, respectively. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. Although we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, capital expenditures, cash dividend payments on our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), and cash interest payments on our outstanding publicly traded notes (“Notes”), credit facilities, and other debt obligations, there can be no assurance that our cash flow from operations will be sufficient to service our debt, which may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and some or all aspects of our business operations may need to be modified or curtailed.

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

Part of our growth strategy has been and will continue to be the acquisition of scalable assets to build our business. Our relatively recent acquisitions of Redbox, 1091 Pictures, Crackle, and the assets of Sonar, require time-consuming and costly integration efforts. We may not be successful in the efficient integration of assets into our operations as we acquire them, and may not realize the anticipated benefits of such acquisitions. As we grow as a result of acquisitions, we will need to hire additional qualified personnel and may need to secure additional debt or equity financing to fund all or a portion of the cost of acquisitions or the post-closing integration and operation of these assets. The incurrence of additional debt or issuance of additional equity would result in additional leverage of our company and dilution of ownership interests therein. Our operating results may fluctuate from period to period due to the costs and expenses of acquiring and managing our acquisitions.

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

We may not be successful in our efforts to further monetize our VOD services.

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

We have invested, and plan to continue to invest, to maintain our infrastructure of Redbox kiosks in the United States. Optimizing our physical Redbox business will depend substantially upon growth or minimizing decline in same store sales. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and we have experienced a secular decline in the physical rental market. As this evolution continues, our DVD business and related operating results and financial condition will be adversely affected, and secular declines may accelerate. Some additional risks that could negatively impact our results include:

●	increased availability of digital movie content and changes in consumer content delivery and viewing options and preferences, including increased use of online streaming, availability of content on portable devices, VOD, SVOD, AVOD and time- and place-shifting technologies;
●	increased competition in the advertising video-on-demand segment including alternative or non-traditional forms of content, user generated content type offerings such as YouTube, free TV style offerings (including on-demand options such as Crackle), proprietary Apps and Channels provided and populated by traditional TV and theatrical content owners (Disney+, Peacock and similar channels);
●	increased availability and quality of original programming and similar episodic content, and exclusive arrangements with programmers, such as HBO, Showtime, Amazon and Netflix.
●	Decreased costs for consumers to purchase or receive movie content, including less expensive DVDs, more aggressive competitor pricing strategies and piracy;
●	windowing of titles and DVDs may change without notice by the studios, DVDs may be released closer to alternative types of content distribution or after alternative methods of content distribution which may impact performance;
●	increased operational costs; and
●	supply chain delays for inventory and parts including physical discs, and kiosk parts.

As a result, while we believe that DVD rentals will rebound in the near term due to an increase in the quantity, quality, and cadence of theatrical releases, after such rebound, we believe that our DVD business results could decline over time. Further, any additional adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition, and operating results.

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

Although no individual retailer accounts for more than 10% of our consolidated revenue, Redbox does have retailers that account for a substantial amount of Redbox’s physical rental business. For example, Redbox has significant relationships with Wal-Mart Stores, Inc. and Walgreen Co. Although we have had, and expect to continue to have, a successful relationship with these partners, changes will continue to occur both in the short- and long-term, some of which could adversely affect our business and reputation. The Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 180 days’ notice. If we are unable to renew a relationship with one of these or any retail partner at the end of their applicable term, and are unable to replace that relationship with an economically equivalent relationship, our business, operations and financial results could be materially adversely affected.

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

Redbox has faced global supply chain challenges with certain key hardware components used in our kiosks being delayed. These supply chain constraints have resulted in inflationary pressure on component costs, longer lead times, and increased freight costs caused, in part, by the COVID-19 pandemic and the uncertain economic environment. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of components for our kiosks. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure, our results of operations and financial condition could be negatively impacted.

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

Our ability to provide content depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. If studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to provide content will be adversely affected and/or our costs could increase. Increasingly, studios and other content providers have been developing their own streaming services, and may be unwilling to provide us with access to certain content so that they can give exclusive access to their own streaming services. Under a limited number of our license agreements, content owners can withdraw content from us relatively quickly and with short notice. If we do not maintain content that our viewers are interested in, our viewership may decrease and our business could be adversely affected.

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

In consideration for use of the Brand, and the provisions of key operational resources to our company, we are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management and License Fees Affiliate company” in this Form 10-K. Accordingly, in the aggregate, 10% of our net revenue is paid to our affiliates on a continuous basis and will not be otherwise available to us.  Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. As we grow our revenues, these payments could become materially more costly than building and acquiring the same resources directly within our company. Similarly, as we build our business and operations in areas outside of the Brand, the value received from licensing the Brand could diminish on absolute and relative terms.

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

As of December 31, 2022 and 2021, we had net intangible assets of $305.4 million and $30.2 million, respectively, and goodwill of $260.7 million and $40.0 million for the years ended December 31, 2022 and 2021, respectively, primarily related to the merger with Redbox, the formation of Crackle Plus, the acquisition of the Crackle assets, Sonar assets and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. If we determine that goodwill and other intangible assets are impaired in the future, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are an “emerging growth company” under the JOBS until December 31, 2022 Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We were an “emerging growth company” until December 31, 2022, as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our Class A common stock, Series A Preferred Stock, and publicly traded notes and the trading price of such securities may be more volatile.

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

If all of the outstanding warrants are exercised for cash we will be required to issue an aggregate of 6,027,719 shares of Class A Common Stock, or approximately 46% of our Class A Common Stock outstanding as of December 31, 2022. The warrant holders will likely exercise the warrants only at a time when it is economically beneficial to do so. Accordingly, the exercise of these warrants will significantly dilute our other equity holders and may adversely affect the market price of our publicly traded securities.

We utilize At the Market Issuance Sales Agreements, pursuant to which we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock, which may adversely affect the price of our Class A Common Stock and Series A Preferred Stock .

We utilize At the Market Issuance Sales Agreement (“ATM Agreements”) pursuant to which we may issue shares of Class A Common Stock and Series A Preferred Stock having an aggregate offering price of up to $1,000,000,000. The sale of Class A Common Stock will dilute our other equity holders and may adversely affect the market price of the Class A Common Stock. Issuance of shares of our Series A Preferred Stock will increase our dividend payment obligations and increase the liquidation preference. Under our currently existing ATM Agreement with Virtu Americas and B. Riley, as of December 31, 2022, we have sold an aggregate of 718,027 shares of Series A Preferred Stock, generating net proceeds to us of $17.0 million.

Only a limited market exists for our Class A Common Stock, Series A Preferred Stock, Notes and Warrants, which could lead to price volatility.

Our Class A Common Stock, Series A Preferred Stock, Notes and Redbox Warrants trade on the Nasdaq Global Market under the symbols “CSSE,” “CSSEP”,  “CSSEN” and “CSSEL,” respectively. Our Class W warrants and Class Z warrants are quoted on the OTC Markets under the symbols “CSSEW” and “CSSEZ,” respectively. However, trading volume for our securities has historically been relatively limited. The limited trading market for our securities may cause fluctuations in the market value of these securities to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our securities.

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

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of December 31, 2022, our total liabilities (excluding contingent consideration) equaled approximately $796.8 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

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

The Notes are not secured by any of our assets. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness, such as any new loan facility or other indebtedness to which we grant a security interest, including our film acquisition advances and MUFG Union Bank which are secured by territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media or Redbox, but only to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

Until holders of our warrants acquire shares of our Class A Common Stock they will have no rights with respect to the shares of Class A Common Stock underlying such warrants.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters is located at 132 East Putnam Avenue – Floor 2W, Cos Cob, Connecticut. Use of this space is provided to us under the terms of the CSS Management Agreement. We also lease facilities in California, New York, Illinois, and Washington.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “CSSE,” our Series A Preferred Stock is listed on Nasdaq under the symbol “CSSEP,” and our 9.50% Notes due 2025 are listed on Nasdaq under the symbol “CSSEN.” Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL.” Our Class W Warrants and the Class Z Warrants are quoted on the OTC Pink Market under the symbols “CSSEW” and “CSSEZ,” respectively.

Holders

As of March 27, 2023, we have 1,014 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We believe we have in excess of 300 beneficial holders of our Class A Common Stock.

Dividend Policy

Series A Preferred Stock Dividends

Since July 2018, we have declared monthly cash dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared were $9.7 million and $9.0 million as of December 31, 2022 and 2021, respectively.

Common Stock Dividends

Our credit agreement with HPS includes a limitation on our ability to pay dividends to common stockholders.  We have not paid any dividends on our common stock during the years ended December 31, 2022 and 2021.

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

Recent Developments

Items Impacting Comparability

Merger with Redbox Entertainment Inc.

The merger with Redbox Entertainment Inc. was consummated on August 11, 2022 in accordance with the terms described in the July 2022 S-4. Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.5 million of debt outstanding, and includes an $80.0 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox.

Acquisition of 1091 Pictures

On March 4, 2022, the Company acquired the assets of 1091 Media, LLC (“1091 Media”) for approximate consideration of $13.3 million.  The purchase price is comprised of $8.0 million in cash, equity in the form of 80,000 newly issued shares of the Company’s Series A perpetual preferred stock, and 375,000 shares of Class A common stock. 1091 Picture’s provides a diverse library of approximately 4,000 movies and television series and established FAST and AVOD channels in specific verticals, with approximately 1 billion yearly ad impressions.

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

JOBS Act Accounting Election

We were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) through December 31, 2022. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Through December 31, 2022 we have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Reporting Segment

We operate in one reportable segment, the production, distribution and exhibition of TV and film content for sale to others and for use on our owned and operated video-on-demand platforms and Redbox Kiosks. We currently operate in the United States and India  and derive most of our revenue primarily in the United States.  We distribute films in over 56 countries and territories worldwide and intend to continue to license our video content internationally. In connection with the acquisition of Redbox, the Company is currently reassessing its reportable segments.

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may distribute rights to certain films which result in increased revenues and expenses during the period of distribution and revenues from our AVOD networks vary from period to period and will generally be higher in the second half of each year.

Our acquisition of Redbox may change the seasonality to our results as rentals and revenue generally experienced seasonality in its. Historically, greater demand over the holiday season typically results in higher rentals November through January. April has usually been a low rental month due, in part, to retail release timing in connection with the Academy Awards that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months due, in part, to the beginning of the school year and the introduction of the new fall television season.

Financial Results of Operations:

Revenue

The following table presents net revenue line items for the years ended December 31, 2022 and 2021 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2022	Revenue	2021	Revenue	Period over Period
Revenue:
VOD and streaming	$144,484,749	57%	$62,630,109	57%	$81,854,640	131%
Retail	67,756,426	27%	—	—%	67,756,426	N/A
Licensing and other	40,568,935	16%	47,765,357	43%	(7,196,422)	(15)%
Net revenue	$252,810,110	100%	$110,395,466	100%	$142,414,644	129%

Our net revenue increased by $142.4 million for the year ended December 31, 2022 compared to 2021. During the year ending December 31, 2022, we completed the acquisitions of Redbox and 1091. Acquisitions contributed additional revenue of $119.0 million during the year ended December 31, 2022. The Redbox acquisition contributed $86.3 million or 61% of the revenue increase in the year ended December 31, 2022 compared to 2021. The 1091 acquisition contributed $21.1 million or 15% of the revenue increase in the year ended December 31, 2022 compared to 2021. The Sonar acquisition contributed $7.8 million or 5% of the revenue increase in the year ended December 31, 2022 compared to 2021.

VOD and streaming revenue increased $81.9 million for the year ended December 31, 2022, compared to 2021. The increase is primarily driven by a $56.6 million increase in streaming revenues, principally due to the licensing of TVOD and SVOD rights across SMV, Sonar and 1091 Media. There were additional revenues generated from film libraries of $17.9 million in streaming revenues on Redbox’s digital platform. The remaining $7.4 million increase is mostly due to increases in ad sales on behalf of third-parties.

Retail revenue of $67.8 million for the year ended December 31, 2022 is entirely from the Redbox merger that closed on August 11, 2022.  Redbox has had fewer than expected highly promoted theatrical releases of consequence since our acquisition.  This resulted in lower revenues than expected.  Looking forward, we anticipate strong growth in the number of consequential theatrical releases starting in the second quarter of 2023 and continuing for the remainder of the year.  Growth in kiosk revenues in 2023 will be driven not only by an increase in the number of theatrical releases and an increase in box office, reflective of the strength in the anticipated movie slate, but also by the consistent weekly cadence of theatrical releases.  We believe the combination of these aforementioned factors, along with studios increasing promotion of their movie slates and returning to/valuing the home-video window to maximize their revenues, positions kiosk rentals for growth in 2023.

Licensing and other revenue decreased $7.2 million for the year ended December 31, 2022, compared to 2021. The decreased revenue is mostly driven by a decrease of $24.2 million in international licensing sales. International licensing agreements generally are for a fixed fee for all rights in a territory and therefore, the ultimate composition of the licensee’s revenue generated (e.g., TVOD, SVOD, AVOD, etc.) is not known at the inception of the license when our revenue is recognized. This decrease was partially offset by increases in domestic distribution and licensing agreements.  Management believes the majority of the sub-licensee’s revenues generated under these licenses will relate to VOD and streaming.

Costs & Expenses

The following table presents cost of revenue line items for the years ended December 31, 2022 and 2021 and the year-over-year dollar and percentage changes for those line items:

d
	Year Ended December 31,
		% of		% of	Change
	2022	Total	2021	Total	Period over Period
Operating:
Content amortization and other costs	$129,921,360	60%	$53,328,287	60%	$76,593,073	144%
Revenue share and partner fees	17,661,800	8%	13,728,694	15%	3,933,106	29%
Distribution and platform costs	68,237,724	33%	21,876,757	25%	46,360,967	212%
Total operating	$215,820,884	100%	$88,933,738	100%	$126,887,146	143%

Our cost of revenue increased by $126.9 million for the year ended December 31, 2022 compared to 2021. The increase in content amortization and other costs of $76.6 million is primarily related to a $60.8 million increase in content amortization and profit participations due to increased content monetization and additional revenues from our acquisitions, inclusive of increased digital streaming across our Redbox direct to consumer streaming properties. Additionally, there was $7.6 million of higher third-party licensed content costs on Crackle Plus and a $3.9 million increase in lower margin, but strategic, cost plus production services. Revenue share and partner fees increased $3.9 million due to a $3.7 million increase in ad-representation sales. Distribution and platform costs increased $46.4 million, principally related to $44.1 million of direct operating costs, principally related to the merger with Redbox. The remaining increase of $2.3 million is mostly related to the acceleration of older technology platform costs due to launching our new streaming apps and higher content and hosting costs to maintain and enhance our growing Crackle Plus platforms.

Acquisitions account for $105.6 million of total Operating costs, including Redbox’s direct product costs of $35.1 million and direct operating expenses of $44.1 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the years ended December 31, 2022 and 2021 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
			Change
	2022	2021	Period over Period
Compensation expense	$53,286,424	$23,937,425	$29,348,999	123%
Share-based compensation	5,869,711	5,247,807	621,904	12%
Professional fees	8,085,806	5,949,752	2,136,054	36%
Public company expenses	1,378,921	1,031,198	347,723	34%
Bad debt expense	427,270	691,406	(264,136)	(38)
Other operating expenses	24,489,254	11,016,653	13,472,601	122%
Total operating expenses	$93,537,386	$47,874,241	$45,663,145	95%

Compensation expense increased by $29.4 million for the year ended December 31, 2022 compared to 2021. This increase is primarily due to an increase in headcount of over a thousand employees that were added as a result of the acquisition of Redbox.

Share-based compensation expense increased $0.6 million for the year ended December 31, 2022 compared to 2021. There was $2.2 million of share-based compensation related to the acquisition of Redbox. This cost was offset by a decrease in expense related to our stock options granted under the 2017 Long-term Incentive Plan which occurred due to the fewer new options in 2022 as compared to 2021 and a lower average fair value at time of grant.

Professional fees increased by $2.1 million for the year ended December 31, 2022 compared to 2021. This increase is primarily related to an increase in consulting, advisory and legal fees, as well as capital raising activities.

Public company expenses increased $0.3 million for the year ended December 31, 2022 compared to 2021. This increase is primarily related to various fees in connection with our recent financing activities.

Bad debt expense decreased $0.3 million for the year ended December 31, 2022 compared to 2021. This decrease is a result of increased collection efforts that began in 2021 and continued through 2022.  The reserves for certain aged customer balances have been trending down.

Other operating expenses increased $13.5 million for the year ended December 31, 2022 compared to 2021. There was $9.4 million of expense incurred at Redbox, of which $2.3 million is marketing expenses. The remaining increase of $4.1 million is due to various other expenses incurred to support the company’s growth goals.

Amortization and Depreciation

	Year Ended December 31,		Change
	2022	2021	Period over Period
Amortization and depreciation	$20,716,325	$5,728,051	$14,988,274	262%

Amortization and depreciation expense increased by $15.0 million principally due to the increase in acquired intangibles from our acquisitions during 2022 and 2021, principally attributable to Redbox.

Management and License Fees

	Year Ended December 31,		Change
	2022	2021	Period over Period
Management and license fees	$18,400,648	$11,039,547	$7,361,101	67%

The management and license fee increased $7.4 million or 67% for the year ended December 31, 2022 due to the increase in eligible revenue growth over 2021.

Merger, Transaction, and Other Costs

	Year Ended December 31,		Change
	2022	2021	Period over Period
Merger, transaction, and other costs	$21,003,791	$2,781,507	$18,222,284	655%

Merger, transaction, and other costs in the current period increased by $18.2 million. Of the increase, $16.8 million is due to nonrecurring consulting, advisory and legal expenses principally related to the mergers and acquisitions of Redbox and Sonar.

Interest Expense

The following table presents interest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
9.50% Notes due 2025	$4,040,330	$3,140,499
Revolving loan	656,708	526,488
HPS debt	18,553,315	—
Film acquisition advance	1,864,467	664,768
Revolving credit facility	—	50,556
Capital leases	35,633	—
Other debt	446,506	—
Amortization of deferred financing costs	2,243,381	448,864
	$27,840,340	$4,831,175

Interest expense increased $23.0 million for the year ended December 31, 2022 compared to 2021. The increase is primarily related to a higher average outstanding debt balance during 2022 as compared to 2021, principally related to the debt assumed with the merger with Redbox.

Other Non-Operating Income, net

For the years ended December 31, 2022 and 2021 other non-operating income was $5.3 million and $0.4 million, respectively. The increase of $4.9 million was primarily the result of a gain recognized due to the decrease in the fair value of the Company’s liability for the warrants assumed in connection with the Redbox acquisition.

Provision for Income Taxes

As of December 31, 2022, the Company's effective income tax rate was a benefit of 26.8%, which differed from the federal statutory rate of 21.0% primarily due to the release of a portion of the Company’s valuation allowance as a result of the acquired deferred tax liability of Redbox. In connection with the Redbox acquisition, the Company recorded a deferred tax liability of $42.7 million, which enabled the Company to release a portion of the beginning of year’s valuation allowance of $27.4 million. As of December 31, 2021, the Company’s effective income tax rate was a benefit of 0.0% primarily due to the fact that the Company recorded a full valuation allowance.

Temporary differences consist primarily of intangible assets, net programming costs and film library acquisition costs that were, for current year additions, amortized over the straight line basis as permitted under the Internal Revenue Code  as well as prior year released USA produced shows having been deducted for tax purposes in the period incurred (under Internal Revenue Code Sections 168(k) and 181 as contrasted to the capitalization and amortization for financial reporting purposes under the guidance of ASC 926 — Entertainment — Films. We also incurred impairment losses that were charged to operations on the financial statements on some of those assets but are not currently deductible for tax purposes. Additionally, the Company amortized, for tax purposes, intangible assets as well as acquisition related costs under Section 197 of the Internal Revenue Code, the amounts of which differ substantially from charges on related assets that are either not amortized for financial reporting, charged to operations in the period incurred, or amortized at different rates.

Permanent differences consist primarily of: (1) Transaction costs which are not deductible for income tax purposes due to the nature of the transaction, (2) option grants under the Company’s Long-term Incentive Plan that are not deductible until exercised, and (3) change in fair value of the warrant liability which is not deductible for income tax purposes.

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

For the years ended December 31, 2022 and 2021, we recorded $9.2 million and $5.5 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third-party.

CSS Management Agreement

We have a management services agreement, the ‘‘CSS Management Agreement’’, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our senior brand advisor and director, Ms. Amy Newmark, and the CSS chief financial officer, Mr. Christopher Mitchell. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement is five years, with automatic one-year renewals unless affirmatively terminated by one of the parties.  Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

For the years ended December 31, 2022 and 2021, we recorded $9.2 million and $5.5 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

For additional information Note 19, Subsequent Events, in Chicken Soup’s Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the year ended December 31, 2022 and 2021, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments.  We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Reconciliation of Historical GAAP Net Loss as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2022	2021

Net loss available to common stockholders	$(111,290,202)	$(59,419,724)
Preferred dividends	9,745,950	9,013,540
Net loss attributable to noncontrolling interests	(404,664)	(73,458)
Income tax (benefit) provision	(37,301,242)	66,000
Other taxes	408,309	308,720
Interest expense(a)	27,840,340	4,831,175
Film library amortization and related costs(b)	66,538,476	35,630,591
Share-based compensation expense(c)	5,869,711	5,247,807
Expense for bad debt and video returns	3,316,112	2,522,629
Amortization and depreciation(d)	23,565,986	7,408,155
Other non-operating income, net(e)	(4,259,122)	(379,151)
Impairment of assets(f)	12,652,452	11,839,501
Transitional expenses(g)	7,175,963	560,982
All other nonrecurring costs(h)	29,610,957	4,267,725
Adjusted EBITDA	$33,469,026	$21,824,492
(a).	Includes amortization of deferred financing costs of $1,057,175 and $495,974 for the years ended December 31, 2022 and 2021, respectively.
(b).	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights.
(c).	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(d).	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e).	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(f).	Represents impairments charges related to our content and intangible assets.
(g).	Represents transitional and integration costs primarily associated with business combinations. Costs include non-recurring payroll.and redundant or non-recurring costs including technology, marketing, and certain overhead.
(h).	Includes legal, consulting, accounting, and other non-recurring operating and transaction related expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, operating cash inflows and financing activities. As of December 31, 2022, we had cash and cash equivalents of $18.7 million, which includes $3.7 million of restricted cash. Our total gross debt outstanding was $500.2 million as of December 31, 2022, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $417.7 million under our HPS Credit Facility, $6.6 million under our MUFG Union Bank film financing facility, $27.8 million on our film acquisition advances, and $3.2 million for capital leases and other debt financing.

Debt, net of debt issuance costs, increased $424.4 million primarily due to an increase in HPS loans acquired with the Redbox merger in August 2022. The amount of principal due in the next twelve months is approximately $18.8 million. Under our HPS Credit Facility, we have the ability to PIK the interest for the first 18 months through February 11, 2024. See Note 11, Debt, in the accompanying notes to our consolidated financial statements.

During the year ended December 31, 2022, the Company completed the sale of an aggregate of 718,027 shares of Series A Preferred Stock, for net proceeds of $17.0 million, pursuant to an “At the Market Issuance.”

During the year ended December 31, 2022, the Company completed the sale of an aggregate of 376,163 shares of Class A

Common Stock, for net proceeds of $3.7 million, pursuant to an At the Market Issuance.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the twelve months ended December 31, 2022 and 2021. Total dividends declared during the years ended December 31, 2022 and 2021 was $9.7 million and $9.0 million, respectively.

As of December 31, 2022, we had $124.3 million in content obligations, comprised of $39.8 million of film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs. We have $98.0 million of off-balance sheet commitments and contingent considerations. See Note 15, Commitments & Contingencies in the accompanying notes to our consolidated financial statements.

Cash Flows

Our cash and cash equivalents balance was $18.7 million and $44.3 million as of December 31, 2022 and 2021, respectively. Cash flow information for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Cash (used in) provided by:
Operating activities	$(62,937,000)	$(30,369,619)
Investing activities	$437,081	$(15,376,347)
Financing activities	$36,865,844	$75,297,973

Operating Activities

Net cash used in operating activities was $(62.9) million and $(30.4) million for the years ended December 31, 2022 and 2021, respectively. The increase of $32.6 million in cash used in operating activities for the year ended December 31, 2022 compared to 2021 was primarily due to a $40.7 million increase in net loss adjusted for the exclusion of non-cash items, and a $8.2 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately a loss of $(24.7) million for the year ended December 31, 2022 compared to the net income adjusted for the exclusion of non-cash items of $16.0 million for the year ended December 31, 2021. The increase in the net loss adjusted for the exclusion of non-cash items was primarily due to the increased net loss of $(51.5) million offset by an increase in net non-cash items driven mostly by $45.8 million increase in the amortization of content and intangible assets offset by $35.1 million benefit from deferred income taxes.

The effect of changes in operating assets and liabilities was a decrease of $38.2 million for the year ended December 31, 2022 compared to a decrease of $46.4 million for the year ended December 31, 2021. The most significant drivers contributing to this increase relate to the following:

●	Changes in accounts receivable primarily driven by increased revenues and licensing agreements with extended payment terms including minimum guarantees. Accounts receivable increased $34.7 million during the year ended December 31, 2022 as compared to an increase of $19.6 million during the year ended December 31, 2021.
●	Changes in content assets primarily due to increased premium content investment in our film library. Content assets increased $92.6 million during the year ended December 31, 2022 compared to a $48.4 million increase during the year ended December 31, 2021.
●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our film library content. Film library acquisition and programming obligations increased $69.3 million during the year ended December 31, 2022 compared to a $13.0 million increase during the year ended December 31, 2021.

Investing Activities

For the years ended December 31, 2022, our investing activities provided cash totaling $0.4 million. This increase was due to $12.9 million of cash received in the acquisition of Redbox offset by $6.7 million used to fund the 1091 acquisitions.  The net receipt of cash was partially offset by $5.8 million in cash used for capital expenditures, primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

For the years ended December 31, 2021, our investing activities required a net use of cash totaling $15.4 million. This was due to $19.4 million of cash used to fund the Sonar and Locomotive Global acquisitions and $1.6 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms. The cash used in investing activities was partially offset by a $5.6 million decrease in our due-from affiliated companies’ balance driven by our parent company’s central cash management system, through which from time-to-time funds are transferred to meet liquidity needs and are settled on an ongoing basis.

Financing Activities

For the year ended December 31, 2022, our financing activities provided net cash totaling $36.9 million. This increase was primarily due to $17.1 million in net proceeds from the issuance of our preferred stock, $55.3 million in proceeds from our revolving credit facility with HPS offset by the payment of our revolving credit facility with Mid-cap of $26.1 million, $11.1 million in proceeds from the sale of 9.50% notes due 2025, $8.5 million in proceeds for our film acquisition advance offset by payments of $5.2 million, $0.5 million in proceeds from the exercise of stock options and warrants, proceeds of $3.6 million in the issuance of common stock offset by the repurchase of common stock in the amount of $14.0 million, $7.2 million payment of contingent consideration related to the Sonar acquisition, a $9.6 million payment of dividends to preferred stockholders, and additional proceeds from related parties for $3.3 million. These financing activities during the period have allowed the Company to maintain its liquidity position by increasing cash on-hand to scale and fund the operations of the Company.

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

Anticipated Cash Requirements

We believe that an anticipated increase in our operating cash flows in 2023 along with our the cash on hand, together with a combination of equity and/or debt financings in 2023, will be adequate to meet our known operational cash needs.   We have and intend to continue to utilize several sources to raise capital including the following:

●	On March 31, 2023 we announced an underwritten public offering of Class A common stock that is expected to have net proceeds of $10.4 million (see Note 19, Subsequent Events, in our financial statements),
●	an At-The-Market program that we regularly sell our preferred stock and our Class A common stock, including $20.4 million in 2022 and $12.5 million thru March 24, 2023 (see Note 16, Stockholders’ Equity, in our financial statements),
●	we entered into a purchase commitment in March of 2023 with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines (see Note 19, Subsequent Events, in our financial statements),
●	we regularly engage in normal course content financings to fund a portion of our content distribution rights acquisitions through various financing partners,
●	since our merger with Redbox, we have, and continue to have the ability to PIK our interest payments under our HPS credit facility through February 11, 2024. Also, as permitted under the credit facility, we have the ability to enter into up to a $40 million dollar asset-based lending facility secured by our accounts receivable.

We monitor our cash flow, working capital, capital base, operational spending, and leverage ratios with the long-term goal of maintaining our credit worthiness.  If we are required to access debt or equity financing for our operating needs, we may incur additional debt and/or issue preferred stock or our Class A common stock, which could serve to materially increase our liabilities and/or cause dilution to existing holders. There can be no assurance that we would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable to our Company. If we should be required to obtain debt or equity financing and are unable to do so on the required terms, our operations and financial performance could be materially adversely affected.

Inflation

The Company is experiencing the impacts of inflation in various areas of its business, including but not limited to labor, fuel, parts, insurance and shipping.  The Company expects inflationary pressures to continue in 2023.

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

Revenue from contracts with customers is recognized as contractual performance obligations are satisfied; generally, this occurs at the point in time when the customer has the ability to direct the use and obtain substantially all the benefits of that good or service. Our contractual performance obligations include the rental, licensing or sale of content, ancillary rights, production services, third-party kiosk servicing or delivery of online advertisements. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services to customers.

Film Ultimates & Content Amortization

Original productions, acquired film rights, and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film.  An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of costs may be required because of changes in management’s future revenue estimates.

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

Our annual goodwill impairment test is performed at December 31, 2022. We performed a quantitative assessment of our Distribution & Production and Online Networks reporting units and found the fair value exceeded the carrying value.  The Online Networks reporting unit had a negative equity value as of December 31, 2022 and 2021, and is therefore not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value. In 2021, we performed a quantitative test for our SVOD reporting unit and found that the SVOD reporting unit’s goodwill was impaired as of December 31, 2021, resulting in a charge of $1.3 million.

In 2022 and 2021, we performed a qualitative assessment of our indefinite lived CSS brand license and determined it was not impaired.  Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that the fair value of the license is greater than its carrying value, and therefore, performing a quantitative test was unnecessary

We also performed a quantitative assessment for our Popcornflix brand indefinite lived intangible.  We weighed the relative impact of market-specific and macroeconomic factors for the AVOD market, as well as factors specific to the Popcornflix AVOD service. Our assessment included expected future revenue estimates for the Popcornflix service and revenue multiples from publicly traded companies with operations and characteristics similar to Popcornflix.  Based on the results of our quantitative impairment test, we concluded that the estimated carrying value exceeded its fair value and therefore we determined that an impairment charge of $3.5 million was required and have reclassified the brand intangible asset to a finite lived intangible asset.

Income Taxes

The Company’s income tax expense, deferred tax assets and deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and Puerto Rico. Significant judgment and estimates are required in the determination of the consolidated income tax expense.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company (1) records unrecognized tax benefits (“UTB’s”) as liabilities in accordance with ASC 740 and (2) adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the UTB liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

At December 31, 2022 and 2021, the liabilities related to total unrecognized tax benefits were $0.1 million and $0.0 million, respectively, all of which would have an impact on the effective tax rate if recognized. Accrued interest and penalties associated with uncertain tax positions was $0.0 million and $0.0 million, for each of the years ended December 31, 2022 and 2021, respectively. The Company will not have any of its currently remaining unrecognized tax benefits recognized by the end of 2023, as all are still within the statute of limitations.

For additional information see Note 13: Income Taxes in Chicken Soup’s Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data - Note 3 “Recent Accounting Pronouncements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, the Company has interest rate risk related to approximately $424.3 million of variable rate debt that is payable over 30 months to 5 years.  A 1% increase in interest rates would increase our annual run rate interest expense by approximately $4.2 million.   We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 30, 2023

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Cash, cash equivalents and restricted cash	$18,738,395	$44,286,105
Accounts receivable, net of allowance for doubtful accounts of $1,277,597 and $786,830, respectively	113,963,425	60,213,807
Prepaid expenses and other current assets	13,196,180	1,904,273
Operating lease right-of-use assets	16,315,342	—
Content assets, net	126,090,508	63,645,396
Intangible assets, net	305,425,709	30,199,034
Goodwill	260,748,057	39,986,530
Other assets, net	29,401,793	4,774,925
Total assets	$883,879,409	$245,010,070

LIABILITIES AND EQUITY
Accounts payable	$50,960,682	$12,547,652
Accrued expenses	87,817,015	22,094,505
Due to affiliated companies	3,778,936	489,959
Programming obligations	55,883,788	1,641,250
Film library acquisition obligations	39,750,121	24,673,866
Accrued participation costs	28,695,713	12,323,329
Debt, net	479,653,611	54,859,599
Contingent consideration	7,311,949	9,764,256
Put option obligation	11,400,000	11,400,000
Operating lease liabilities	18,079,469	—
Other liabilities	20,800,186	3,616,501
Total liabilities	804,131,470	153,410,917

Commitments and contingencies (Note 15)

Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 4,496,345 and 3,698,318 shares issued and outstanding, respectively; redemption value of $112,408,625 and $92,457,950, respectively	450	370
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 15,621,562 and 8,964,330 shares issued, 13,198,720 and 8,019,828 shares outstanding, respectively	1,559	899
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	355,185,280	240,609,345
Deficit	(247,752,446)	(136,462,244)
Accumulated other comprehensive income	47,528	571
Class A common stock held in treasury, at cost (2,422,842 and 944,502 shares, respectively)	(28,165,913)	(13,202,407)
Total stockholders’ equity	79,317,224	90,947,300
Noncontrolling interests	430,715	651,853
Total equity	79,747,939	91,599,153
Total liabilities and equity	$883,879,409	$245,010,070

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Net revenues	$252,810,110	$110,395,466
Costs and expenses
Operating	215,820,880	88,933,738
Selling, general and administrative	93,537,386	47,874,241
Amortization and depreciation	20,716,325	5,728,051
Management and license fees	18,400,648	11,039,547
Merger, transaction, and other costs	21,003,791	2,781,507
Total costs and expenses	369,479,030	156,357,084
Operating loss	(116,668,920)	(45,961,618)

Interest expense	27,840,340	4,831,175
Other non-operating income, net	(5,259,102)	(379,151)
Loss before income taxes and preferred dividends	(139,250,158)	(50,413,642)
Income tax (benefit) provision	(37,301,242)	66,000
Net loss before noncontrolling interests and preferred dividends	(101,948,916)	(50,479,642)
Net loss attributable to noncontrolling interests	(404,664)	(73,458)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(101,544,252)	(50,406,184)
Less: preferred dividends	9,745,950	9,013,540
Net loss available to common stockholders	$(111,290,202)	$(59,419,724)

Net loss per common share:
Basic and diluted	$(6.45)	$(3.96)
Weighted-average common shares outstanding:
Basic and diluted	17,261,460	15,018,421

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021
Net loss	$(101,948,916)	$(50,479,642)
Other comprehensive income (loss):
Foreign currency translation adjustments	86,365	1,372
Comprehensive loss attributable to noncontrolling interests	(39,408)	(801)
Comprehensive loss	$(101,901,959)	$(50,479,071)

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock						Accumulated		Subsidiary
			Class A		Class B		Additional		Other		Convertible
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Preferred	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Stock	Stock	Interests	Total
Balance, December 31, 2020	2,098,318	$210	5,157,053	$516	7,654,506	$766	$106,425,548	$(77,247,982)	$—	$(632,729)	$36,350,000	$205,462	$65,101,791
Share based compensation - stock options							2,684,307						2,684,307
Share based compensation - common stock							2,563,500						2,563,500
Stock options exercised			522,871	52			2,989,715						2,989,767
Warrant exercises - Class W and Z			119,988	12			285,941						285,953
Issuance of common stock, net			3,023,727	303			95,310,510						95,310,813
Shares issued to directors			5,135	2			(2)						—
Common stock grant			135,556	14			(14)						—
Issuance of preferred stock, net	1,600,000	160					36,349,840				(36,350,000)		—
Dividends on preferred stock								(9,013,540)					(9,013,540)
Purchase of treasury stock										(12,569,678)			(12,569,678)
Acquisition of subsidiary noncontrolling interest							(6,000,000)						(6,000,000)
Elimination of noncontrolling interests								205,462				(205,462)	—
Net loss attributable to noncontrolling interests												(73,458)	(73,458)
Business combination												724,510	724,510
Other comprehensive gain, net									1,372				1,372
Comprehensive income attributable to noncontrolling interests									(801)			801	—
Net loss								(50,406,184)					(50,406,184)
Balance, December 31, 2021	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$—	$651,853	$91,599,153
Share based compensation - stock options							3,382,529						3,382,529
Share based compensation- common stock							255,000						255,000
Share based compensation - Redbox merger related							2,232,182						2,232,182
Shares issued to directors													—
Issuance of common stock, net			456,573	45			3,630,422						3,630,467
Issuance of preferred stock, net	718,027	72					17,079,943						17,080,015
Stock options exercised			40,000	4			301,696						301,700
Warrant exercise - HPS			1,011,530	98			(98)						—
Warrant Issued - HPS							14,920,068						14,920,068
Stock issued under ESPP			27,934	2			200,589						200,591
1091 business combination	80,000	8	375,000	37			5,283,705						5,283,750
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,000)						(2,199,992)
Locomotive business combination												144,118	144,118
Redbox business combination			4,662,195	466			68,482,415						68,482,881
RSU vesting, net of shares withheld for payroll taxes							1,007,484			(1,007,484)			—
Purchase of treasury stock										(13,956,022)			(13,956,022)
Dividends on preferred stock								(9,745,950)					(9,745,950)
Net loss attributable to noncontrolling interest									86,365			(404,664)	(318,299)
Other comprehensive loss, net									(39,408)				(39,408)
Comprehensive loss attributable to noncontrolling interests												39,408	39,408
Net loss								(101,544,252)					(101,544,252)
Balance, December 31, 2022	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$—	$430,715	$79,747,939

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(101,948,916)	$(50,479,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,869,711	5,247,807
Content asset amortization	74,523,774	48,777,684
Amortization of deferred financing and debt discount costs	1,057,175	495,974
Amortization and depreciation of intangibles, property and equipment	23,565,986	7,408,155
Bad debt and video return expense	3,316,112	2,522,629
Loss on impairment of intangible assets & goodwill	3,500,000	2,044,647
Loss on debt extinguishment	485,541	—
Deferred income taxes	(35,092,120)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(34,663,305)	(19,626,535)
Prepaid expenses and other assets	(14,091,077)	(431,249)
Content assets	(92,632,179)	(48,402,762)
Accounts payable, accrued expenses and other payables	18,049,218	7,902,826
Film library acquisition and programming obligations	69,318,793	13,001,238
Accrued participation costs	21,070,077	(212,322)
Other liabilities	(5,265,790)	1,381,931
Net cash used in operating activities	(62,937,000)	(30,369,619)
Cash flows from Investing Activities:
Expenditures for property and equipment	(5,811,993)	(1,605,795)
Business combination, net of cash acquired	6,249,074	(19,419,204)
Increase in due from affiliated companies	—	5,648,652
Net cash used in investing activities	437,081	(15,376,347)
Cash flows from Financing Activities:
Principal payments on debt	—	(5,649,459)
Repurchase of common stock	(13,956,022)	(12,569,678)
Payment of contingent consideration	(7,150,000)	(8,627,284)
Acquisition of noncontrolling interests	(749,992)	(6,000,000)
Payments of revolving loan	(26,119,991)	—
Payments on capital leases	(879,384)	—
Proceeds from 9.50% notes due 2025, net	11,094,946	—
Payments on film acquisition advances	(5,209,111)	—
Proceeds from other debt	2,562,911	—
Payments on other debt	(1,479,558)	—
Proceeds from issuance of Class A common stock	3,630,467	95,310,813
Proceeds from issuance of preferred stock	17,080,015	—
Proceeds from revolving loan	55,313,051	17,756,482
Proceeds from film acquisition advances	8,521,115
Proceeds from exercise of stock options and warrants	502,291	3,275,720
Increase in due to affiliated companies	3,288,977	489,959
Dividends paid to preferred stockholders	(9,583,871)	(8,688,580)
Net cash provided by financing activities	36,865,844	75,297,973
Effect of foreign exchanges on cash, cash equivalents and restricted cash	86,365	1,372
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,547,710)	29,553,379
Cash, cash equivalents and restricted cash at beginning of period	44,286,105	14,732,726
Cash, cash equivalents and restricted cash at end of the period	$18,738,395	$44,286,105
Supplemental data:
Cash paid for interest	$5,375,480	$4,783,413
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$676,187	$383,015
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$2,228,680	$—
Class A common stock and assumption of warrants for Redbox Merger	$70,005,148	$—
Class A common stock for acquisition of 1091	$3,303,750	$—
Preferred stock issued for acquisition of 1091	$1,980,000	$—
Warrant issued in conjunction with HPS credit facility	$14,920,068	$—
Non-cash film acquisition advances	$18,339,885
Preferred stock issued for Crackle Plus acquisition	$—	$40,000,000

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, that provides premium content to value conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the U.S., with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with over 160 channels as well as a transaction video-on-demand (TVOD) service. To provide original and exclusive content to its viewers, the company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul (CSS) brand name. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For some 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 32,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to over 160 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the Company CEO Mr. William J. Rouhana, Jr, and has historically operated and reported as one segment, the production and distribution of video content. In connection with the acquisition of Redbox, the Company is reassessing its reportable segments. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of December 31, 2022, the Company had a deficit of $247.8 million since inception and for the year ended December 31, 2022, the Company had a net loss attributable to common stockholders of $111.3 million.

The Company believes that with the cash on hand, anticipated operational cash flows, together with equity and or debt offerings in 2023, including the issuance of common and preferred shares, additional film financings, and the ability to enter into an asset-based lending facility (up to $40 million permitted under our HPS credit facility) will be sufficient to meet the Company’s cash requirements beyond the next twelve months. The Company monitors cash flow liquidity, its capital base, operational spending, and leverage ratios with the long-term goal of maintaining Company credit worthiness. See Note 19, Subsequent Events, for additional information.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries in which a controlling financial interest is maintained and variable interest entities (“VIEs”), where the Company is considered the primary beneficiary, after the elimination of intercompany transactions. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’).

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation. The reclassifications have no effect on the reported net loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant estimates include those related to revenue recognition, ultimate revenues, future cash flows of long-lived asset groups and the fair value of indefinite lived intangibles and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds. Such investments are stated at cost, which approximates fair value. For the years ended December 31, 2022 and 2021, restricted cash was $3.7 million and $1.6 million, respectively.

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

D
Useful Life
Redbox kiosks and components	3 - 5 years
Computers and software	2 - 3 years
Leasehold improvements (shorter of life of asset or remaining lease term)	3 - 6 years
Office furniture and equipment	5 - 7 years
Vehicles	3 - 4 years

The value of the Company’s property and equipment as of December 31, 2022 is included in Other assets, net on the Consolidated Balance Sheets and is as follows:

December 31,
2022
Redbox kiosks and components	$13,707,512
Computers and software	13,857,011
Leasehold improvements (shorter of life of asset or remaining lease term)	5,119,077
Office furniture and equipment	1,287,104
Vehicles	2,747,604
Property and equipment, at cost	36,718,308
Accumulated depreciation and amortization	(11,570,457)
Property and equipment, net	$25,147,851

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

Assumed Redbox Warrant Liabilities

The Company classified its Redbox public and private placement warrants as a liability at their fair value. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations in Other non-operating income, net. The public warrants are valued at a market price based on a quoted price in an active market. As both the public and private warrants have mostly the same characteristics the quoted price is used to remeasure all of the warrants. See Note 16, Stockholder’s Equity, for additional information.

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $13.7 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions. These valuations require significant judgment and estimates.

At December 31, 2022 and 2021, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated their carrying value due primarily to the relative short-term nature of these instruments. Certain liabilities, including contingent consideration are measured at fair value on a recurring basis. Other assets and liabilities, including television and film content costs, goodwill, intangible assets are adjusted to fair value after initial recognition, only if an impairment charge is recognized. Impairment charges, if applicable, are generally determined using a discounted cash flow (DCF), which is a Level 3 valuation technique.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using applicable exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates effective during the year. The resulting foreign currency translation gains and losses are included as a component of accumulated other comprehensive gain within Stockholders’ Equity on the Company’s Consolidated Balance Sheets.

Assets and liabilities of the Company’s foreign subsidiaries for which the functional currency is not the U.S. Dollar are re-measured into U.S. Dollars using applicable exchange rates at the balance sheet date, except nonmonetary assets and liabilities, which are re-measured at the historical exchange rates prevailing when acquired. Revenue and expenses are re-measured at average exchange rates effective during the year.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Foreign currency translation gains and losses from re-measurement are included in Other non-operating (income) expense in the accompanying Consolidated Statements of Operations. The amounts of net gain (loss) on foreign currency re-measurement recognized were immaterial for all periods presented.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. The purchase price is allocated to the identifiable net assets acquired, including intangible assets, liabilities assumed and contingent liabilities acquired, as well as amounts attributed to noncontrolling interests, are recorded at fair value. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Any transaction costs are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies, estimates of future revenue and cash flows and discount rates. See Note 4, Business Combinations, for additional information.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, expected economic conditions and industry trends. For the years ended December 31, 2022 and 2021, the provision for doubtful accounts charged to operating expense was $427,270 and $691,406, respectively.

Content Assets

The Company produces original productions and acquires rights to films and television programming to exhibit on the Company’s AVOD Networks and to distribute to third parties, including sub-distributors. The Company also develops and produces programming for third parties.

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

Monetization & Recoverability of Content

Content assets (licensed and produced) are predominantly monetized individually and therefore are reviewed at the individual level when an event or change in circumstance indicates a change in the expected usefulness of the content or the fair value may be less than the unamortized cost. The determination of the predominant monetization strategy is made at commencement of the production or license period and the classification of the monetization strategy as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Original productions, films and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with acquiring a film.  An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates. See Note 8, Content Assets, for additional information.

Licensed Program Rights and Obligations

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability upon commencement of the license period. The programming rights are amortized over the license period based on the expected monetization of each show, straight-line, or a ratable basis. Programming obligations represent the gross commitment amounts to be paid to program suppliers over the life of the contracts. License fees payable to suppliers based on a percentage of advertising revenue generated are reflected in Accrued expenses.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset grouping may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  The expected cash flows are based on assumptions regarding the Company’s future business outlook and where appropriate, include a residual value based on a revenue market multiple.  While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions. See Note 9, Intangible Assets and Goodwill, for additional information.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and is allocated to the Company’s reporting units. The Company does not amortize goodwill. Intangible assets with finite lives, which primarily consist of acquired customer bases, non-compete agreements, content rights, brand value, contractual and partner agreements are generally amortized on a straight-line basis over their estimated lives, which range from 3 to 7 years. Amortization expense is included in amortization and depreciation in the Consolidated Statements of Operations.

Goodwill and other intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value its carrying amount. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds fair value, an impairment charge is recognized. The fair value of the Company’s reporting units or indefinite lived intangible assets are based on assumptions regarding its future business outlook. The Company continues to review and analyze many factors that can impact its business prospects in the future, its analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions. See Note 9, Intangible Assets and Goodwill, for additional information.

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its Consolidated Statements of Operations. At December 31, 2022 and 2021, the liabilities related to total unrecognized tax benefits were $0.1 million and $0.0 million, respectively. See Note 13, Income Taxes, for additional information.

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

As of December 31, 2022, $7.3 million was deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of December 31, 2022, $2.3 million of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Film Library Acquisition Obligations

Film library acquisition obligations represent amounts due in connection with acquiring film distribution rights that have been delivered. Pursuant to the film distribution rights agreements, the Company’s right to distribute films may revert to the licensor if the Company is unable to satisfy its financial obligations with respect to the acquisition of the related distribution rights. See Note 15, Commitments and Contingencies, for additional information.

Accrued Participation Costs

Parties involved in the production of a title may be compensated in part by contingent payments based on the financial results of a title pursuant to contractual formulas (participations) and by contingent amounts due under provisions of collective bargaining agreements (residuals). Such costs are collectively referred to as participation costs. Participations

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

may be given to creative talent, such as actors or writers, or to entities from whom distribution rights are licensed. Such amounts are estimated based on film ultimate revenues or airings.

Related Party Transactions – Due To/Due From Affiliated Companies

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include subsidiaries and affiliates of the Company and Chicken Soup for the Soul Holdings, LLC (“CSS”), the Company’s parent company. The financial statements and accompanying notes include disclosures of material related party agreements and transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. See Note 14, Related Party Transactions, for additional information.

Revenue Recognition

Revenue from contracts with customers is recognized as contractual performance obligations are satisfied; generally, this occurs at the point in time when the customer has the ability to direct the use and obtain substantially all the benefits of that good or service. The Company’s contractual performance obligations include the licensing or sale of content, production services, or delivery of online advertisements. Revenue is measured at contract inception as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services to customers. The Company also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators. The performance obligations are normally satisfied at the time the service is provided.

Revenue from movie rentals is recognized for the period that the movie is rented and is recorded net of promotional discounts offered to the Company’s consumers, uncollected amounts, and refunds that it grants to its customers. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. Revenue from On Demand rentals or purchases is also recognized at the time of sale. See Note 5, Revenue Recognition, for additional information.

Share-Based Compensation

The Company’s policy is to issue new shares for purchases under its Long-term Incentive Plan. Share-based compensation expense is estimated at the grant date based on a stock option’s fair value. The determination of the share-based compensation expense related to stock options is calculated using a Black-Scholes-Merton option pricing model and is affected by the Company’s stock price, expected stock price volatility over the term of the awards, expected term, risk free interest rate and expected dividends. The Company records forfeitures as they occur. See Note 6, Share-Based Compensation, for additional information.

Employee Benefits 401(k) Plan

Redbox had historically sponsored a 401(k) plan for all of its eligible employees.  The plan includes optional employee contributions as a percentage of eligible earnings, subject to Internal Revenue Service limitations.  The Company matches up to 100% on the first 3% of participating employees’ contributions and 50% on each of the next 2% (up to a maximum of 4% when the participant contributes at least 5%).  In connection with the Redbox merger, the Company’s matching contribution to the Redbox 401(k) plan was $604,068 for the year ended December 31, 2022.  Matching contributions to the 401(k) plan are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Advertising expense was $8.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

Treasury Stock

Treasury stock is accounted for using the cost method.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

of common shares outstanding during the period increased, when applicable, by dilutive common stock equivalents, comprised of Class W warrants, Class Z warrants, Class I warrants, Class II warrants, Class III-A warrants, Class III-B warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

In computing the effect of dilutive common stock equivalents, the Company uses the treasury stock method to calculate the related incremental shares. See Note 7, Earnings per Share, for additional information.

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 was effective for public companies’ fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach. Because the Company is an emerging growth company, the Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2022, and as allowed under the standard, elected not to restate comparative periods. As of January 1, 2022, in connection with the adoption of the new lease accounting standard, the Company recorded an operating lease right-of-use asset totaling $8.6 million with a corresponding lease liability totaling $10 million. Refer to Note 10, Leases, for further details on the adoption of the new standard.

In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company adopted ASU-2020-04 in the second quarter of 2021 on a prospective basis and will apply this guidance as contracts are modified through December 2022. The adoption did not have an immediate direct impact on the Company’s consolidated financial statements. The Company does not expect there to be a material impact on the financial statements.

In March 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-02, “Improvements to Accounting for Costs of Films and License Agreements for Program Materials.” The amendments in this ASU align the accounting for production costs of an episodic television series with the accounting for production costs of films. In addition, the ASU modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements under the current film and broadcaster entertainment industry guidance. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The new guidance was applied on a prospective basis. The Company adopted ASU 2019-02 in the first quarter of 2021 and the adoption had no material impact to the consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this ASU clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precludes

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The Company adopted ASU 2018-18 in the first quarter of 2021 and the adoption had no material impact to the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. As the Company is an emerging growth company, the new guidance is effective for fiscal years beginning after December 15, 2020 (fiscal year 2021 for the Company). The Company adopted ASU 2018-15 in the first quarter of 2021 and the adoption had no material impact to the consolidated financial statements.

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

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In September 2022, the Financial Accounting Standards Board issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs” (Subtopic 405—50) giving guidance to enhance the transparency of supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 4 – Business Combination

Merger with Redbox Entertainment Inc.

On August 11, 2022, the Company acquired all the outstanding equity interests of Redbox. Immediately prior to the merger closing, CSSE entered into a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility and the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. See Note 11, Debt, and Note 16, Stockholder’s Equity, for additional information.

On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock units and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued an aggregate of approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox. Included in the Class A common stock were 199,231 shares issued in connection with the acceleration and settlement of outstanding Redbox’s restricted stock units, or RSUs. The preliminary fair value of the Redbox RSUs was $2.9 million of which $0.7 million was associated with services rendered prior to the acquisition and the remaining $2.2 million was expensed upon the acceleration of vesting immediately following the completion of the acquisition. The results of operations and financial position of Redbox are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s transaction costs of $17.5 million were expensed as incurred in the Merger, transaction, and other costs on the Consolidated Statement of Operations.

The transaction was accounted for as a business combination. The purchase price consideration is determined with reference to the value of equity that the Company issued to the Redbox shareholders. The preliminary purchase price was calculated as follows:

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

Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550
Accounts receivable	17,704,843
Content library	21,241,822
Prepaid expenses and other assets	16,783,468
Property and equipment	15,504,940
Right-of-use assets	7,183,735
Intangible assets(1)	291,200,000
Goodwill	215,284,816
Total assets acquired	597,825,174

Liabilities assumed:
Debt	359,854,921
Accounts payable and accrued expenses	91,644,772
Operating lease liabilities	7,183,736
Financing lease liabilities	2,241,304
Other liabilities	66,895,293
Total liabilities assumed	527,820,026

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Net assets acquired	$70,005,148
(1)	The weighted-average useful life of intangible assets acquired is approximately 14 years.

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

For the year ended December 31, 2022 Redbox contributed $86.3 million of revenue and $35.9 million of net loss to the Company’s consolidated operating results.

1091 Pictures Acquisitions

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

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Accounts receivable, net	$4,677,133
Content assets	4,695,000
Other assets	49,347
Intangibles	2,810,000
Goodwill	5,476,711
Total assets acquired	17,708,191
Accounts payable and accrued expenses	129,244
Revenue share payable	1,623,177
Accrued third-party share	3,999,544
Total liabilities assumed	5,751,965
Net assets acquired	$11,956,226

Cash consideration	$8,000,000
Equity consideration - Class A common stock	3,303,750

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Equity consideration - Series A Preferred Stock	1,980,000
Purchase price consideration	13,283,750
Less: cash acquired	(1,327,524)
Total Estimated Purchase Price	$11,956,226

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

During the 18-month period following the closing, the Company has the right (the “Buyout Option”), exercisable upon written notice to Sonar during such period, to buy out all future entitlements (i.e., additional purchase price and other entitlements not yet due and payable to Sonar as of the date of such notice) in exchange for a one-time payment to Sonar. In connection with the transaction, the Company formed a new subsidiary, CSS AVOD Inc., and issued shares of common stock, representing 5% of the after-issued equity of CSS AVOD, to MidCap Financial Trust, as Agent. At any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement closing, MidCap, as Agent, shall have the right upon 60 days’ prior written notice to CSSE to require CSSE to purchase such CSS AVOD Shares for $11,500,000 (“Put Election”).  In February 2023, MidCap exercised their put option requiring CSSE to purchase such CSS AVOD Shares for $11,500,000.  See Note 19, Subsequent Events, for further details.

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

Of the $34.9 million of contingent consideration, the Company has paid $7.2 million during 2022 and $8.6 million in 2021. There has not been a significant change in the fair value of the contingent consideration as of December 31, 2022.

On October 21, 2021, the Company acquired a 51% ownership stake in Locomotive Global Inc. for $650,000.

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to the acquisitions included in the Company’s consolidated statement of operations:

	Year Ended December 31,
	2022
	Redbox	Sonar	Other	Total
Net revenue	$86,322,726	$40,992,549	$27,852,492	$155,167,767
Net income (loss)	$(35,870,791)	$24,034,837	$811,180	$(11,024,774)

	Year Ended December 31,
	2021
	Redbox	Sonar	Other	Total
Net revenue	$-	$19,207,115	$2,886,862	$22,093,977
Net income (loss)	$-	$9,750,510	$(17,711)	$9,732,799

Unaudited Pro Forma Financial Information

The following table reflects the pro forma operating results for the Company which gives effect to the acquisition of Redbox as if it had occurred on January 1, 2022. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and Redbox adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31,
2022
Net revenue	$409,200,000
Net loss	$(287,625,000)

Pro forma net losses for the year ended December 31, 2022 reflect adjustments primarily related to acquisition costs, interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results would have been if the acquisition had been completed at the beginning of the respective periods.

Note 5 – Revenue Recognition

The following tables disaggregate the Company’s revenue by source:

	Year Ended December 31,
		% of		% of
	2022	revenue	2021	revenue
Revenue:
VOD and streaming	$144,484,749	57%	$62,630,109	57%
Retail	67,756,426	27%	—	0%
Licensing and other	40,568,935	16%	47,765,357	43%
Net revenue	$252,810,110	100%	$110,395,466	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company exhibits content through the Crackle Plus and Redbox streaming services including AVOD, FAST, TVOD platforms available via connected TV’s, smartphones, tablets, gaming consoles and the web through the Company’s owned and operated platforms, as well as third-party platforms. The Company generates streaming revenues for its networks in three primary ways, selling advertisers video ad inventory on its AVOD and FAST streaming services, selling advertisers the ability to present content to its viewers, often with fewer commercials, and selling advertisers product and content integrations and sponsorships related to its original productions, as well as revenues from the Company’s direct-to-consumer TVOD platform. In addition, this revenue source includes third-party streaming platform license revenues, including TVOD, AVOD, FAST and SVOD related revenues.

Retail

Revenue from Redbox movie rentals is recognized for the period that the movie is rented and is recorded net of promotional discounts offered to the Company’s consumers, uncollected amounts and refunds that it grants to its customers. The sale of previously rented movies out of the Company’s kiosks is recognized at the time of sale. On rental transactions for which the related movie has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectable amounts that is considered a reduction from gross revenue as collectability is not reasonably assured.

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

For the years ended December 31, 2022 and 2021, the total licensing revenues, including VOD and streaming $114,327,307 and $64,027,207, respectively.

For all customer contracts, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, acquired

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

distribution rights for films, the sub-licensing of acquired distribution rights and advertising placed on CSSE properties on a gross basis (the amount billed to its customers is recorded as revenue, and the amount paid to the Company’s vendors is recorded as a cost of revenue). The Company is the principal because it controls the assets or contractual distribution right before it is transferred to its customers. The Company controls are evidenced by its sole ability to monetize the asset, being primary obligor to its customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where the Company does not own the asset in the form of content or ad inventory.

In the ordinary course of business and as part of its content acquisition strategy, the Company will acquire a film or the worldwide rights to distribute a film, to improve its overall film library offering and generate attractive risk adjusted film returns. The Company will sometimes look to sub-license rights to distributors when it is attractive to do so in order to reduce the risk associated with the acquisition of rights. During the years ended December 31, 2022 and 2021, the Company relicensed a subset of acquired film rights for approximately $0 and $6,537,000, respectively.

No impairment losses have arisen from any Company contracts with customers during the years ended December 31, 2022 and 2021, respectively.

Performance obligations

The unit of measure under ASC 606 is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Company contracts have either a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct, or have multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price can generally be readily allocated to each performance obligation based upon the selling price of each distinct service in the contract. In cases where estimates are needed to allocate the transaction price, the Company uses historical experience and projections based on currently available information.

Contract balances

Contract balances include the following:

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$39,467,049	$25,818,447
Contract assets (included in accounts receivable)	74,496,376	34,395,360
Total accounts receivable, net	$113,963,425	$60,213,807

Deferred revenue (included in accrued expenses)	$12,043,508	$1,536,687

Contract assets are primarily comprised of unbilled receivables that are generally paid over time in accordance with the terms of the Company’s contracts with customers and are transferred to accounts receivable when the timing and right to payment becomes unconditional. Contract liabilities or deferred revenues relate to advance consideration received from customers under the terms of its contractual arrangements in advance of satisfaction of the contractual performance obligation. The Company generally receives payments from customers based upon contractual billing schedules and arrangements.

Contract receivables are recognized in the period the Company performs the agreed upon performance obligations and the Company’s right to consideration becomes unconditional. Payment terms vary by the type and location of the customer and the goods or services provided. The term between invoicing and when payment is due not generally significant, but can extend from 1 - 5 years where a significant financing component exists with a minimum guarantee or a fixed license fee.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable). Given the nature of its business from time to time the Company engages with distributors for terms that include minimum guarantees, that may include a significant financing component, which are contractually paid over a period of time at a variable rate of payment – based on sales and net cash collections made by the distributor from third parties. These minimum guarantees are generally collectible via royalty payments on a monthly or quarterly basis over the term of the contractual arrangement.

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of the Company satisfying its performance obligations. The Company’s deferred revenue balances primarily relate to advance payments received related to content distribution rights agreements and production sponsorship arrangements. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2022.

Arrangements with multiple performance obligations

In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, the Company identifies how control transfers to the customer for each distinct contract obligation and determines the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a bundled contract do not run concurrently, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers or by using expected cost-plus margins. Performance obligations that are not distinct at contract inception are combined.

Note 6 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long-term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to 5,000,000 common stock equivalents, inclusive of an additional 2,500,000 shares authorized by the shareholders of the Company on June 30, 2022, subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognizes these stock options granted under the Plan at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the year ended December 31, 2022 and 2021, the Company recognized $3,382,529 and $2,684,307, respectively, of non-cash share-based compensation expense in selling, general and administrative expense in the Consolidated Statements of Operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Stock options activity as of December 31, 2022 and 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2020	1,131,250	$8.13	2.66	$13,417,900
Granted	847,213	20.68
Forfeited	(14,958)	16.20
Exercised(a)	(586,166)	7.26
Expired	—	—
Outstanding at December 31, 2021	1,377,339	$16.13	3.37	$2,579,201
Granted	322,500	8.32
Forfeited	(88,793)	19.27
Exercised	(40,000)	7.54
Expired	(60,000)	9.60
Outstanding at December 31, 2022	1,511,046	$14.89	3.15	$—

Vested and exercisable at December 31, 2021	648,119	$11.64	2.77	$2,407,521
Vested and exercisable at December 31, 2022	889,623	$14.02	2.62	$—

(a)	During the year ended December 31, 2021, 184,550 stock options were exercised and converted to 121,255 shares of Class A Common Stock via the cashless exercise option.

As of December 31, 2022, the Company had unrecognized pre-tax compensation expense of $5,258,223 related to non-vested stock options under the Plan of which $3,307,617, $1,778,937, and $171,669 will be recognized in 2023 2024 and 2025, respectively.

In addition to the compensation expense discussed above, the Company also recognized stock-based compensation in connection with the Redbox Merger which upon completion triggered accelerated vesting under the Redbox plans. There is $2,232,182 of additional compensation expense in selling, general and administrative expenses in the consolidated Statements of Operations.

The Company used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2022	2021
Expected dividend yield	—%	—%
Expected equity volatility	80.7%	62.0%
Expected term (years)	5	5
Risk-free interest rate	3.27%	1.29%
Exercise price per stock option	$9.52	$16.13
Market price per share	$9.52	$16.13
Weighted average fair value per stock option	$5.45	$8.66

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The Company also awards common stock under the Plan to grants to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the year ended December 31, 2022 and 2021, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $255,000 and $2,563,500, respectively.

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

Basic and diluted loss per share are computed as follows:

	Year Ended December 31,
	2022	2021
Net loss available to common stockholders	$(111,290,202)	$(59,419,724)

Basic weighted-average common shares outstanding	17,261,460	15,018,421
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	17,261,460	15,018,421

Basic and diluted loss per share	$(6.45)	$(3.96)

Anti-dilutive stock options and warrants	356,969	3,440,866

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 8 – Content Assets

Content assets consists of the following:

	December 31,	December 31,
	2022	2021
Original productions:
Programming costs released	$31,081,500	$25,669,921
In production	806,009	562,808
In development	8,377,649	6,662,591
Accumulated amortization (a)	(31,651,552)	(23,268,306)
Programming costs, net	8,613,606	9,627,014

Film library:
Film library acquisition costs	208,982,878	134,463,191
Accumulated amortization (b)	(125,967,305)	(80,847,748)
Film library costs, net	83,015,573	53,615,443

Licensed program rights:
Programming rights	56,288,723	1,209,362
Accumulated amortization	(21,827,394)	(806,423)
Programming rights, net	34,461,329	402,939

Content assets, net	$126,090,508	$63,645,396

(a) As of December 31, 2022 and 2021. accumulated amortization includes impairment expense of $4,302,576 and $6,049,631, respectively.

(b) As of December 31, 2022 and 2021, accumulated amortization includes impairment expense of $4,849,876 and $3,745,223, respectively.

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

Amortization, including impairments of content assets is as follows:

	Years Ended
	December 31,
	2022	2021
Original productions	$4,080,670	$4,920,027
Film library	40,269,681	34,011,566
Licensed program rights	21,020,971	51,237
Content asset impairment	9,152,452	9,794,854
Total content asset amortization	$74,523,774	$48,777,684

In fourth quarter of 2021, the Company reorganized production operations due to the acquisition of Sonar Entertainment and formed Chicken Soup for The Soul Television Group. In connection with this change, the Company performed an

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

evaluation of shows in development and monetization strategies across the Company’s content portfolio, that resulted in the identification of content not consistent with management’s strategy and accelerated amortization associated with changes in the expected monetization of certain programs. For the years ended December 31, 2022 and 2021, the Company recognized content impairment charges of $9.2 million and $9.8 million, respectively.

Note 9 – Intangible Assets and Goodwill

Intangible assets, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
December 31, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	9,739,341	—	9,067,663
Crackle Plus partner agreements	4,005,714	2,904,143	—	1,101,571
Distribution network	3,600,000	1,900,000	—	1,700,000
Locomotive contractual rights	1,206,870	484,477	—	722,393
1091 intangible assets	2,810,000	861,111	—	1,948,889
Redbox - Trade names and trademarks	82,700,000	2,067,500	—	80,632,500
Redbox - Technology	30,800,000	1,650,000	—	29,150,000
Redbox - Customer Relationships	177,700,000	5,261,250	—	172,438,750
Popcornflix brand value	7,163,943	—	3,500,000	3,663,943
Total definite lived intangibles	330,501,801	26,576,092	3,500,000	300,425,709
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$335,501,801	$26,576,092	$3,500,000	$305,425,709

December 31, 2021:
Crackle Plus content rights	$1,708,270	$1,494,736	$—	$213,534
Crackle Plus brand value	18,807,004	7,052,626	—	11,754,378
Crackle Plus partner agreements	4,005,714	2,103,000	—	1,902,714
Distribution network	3,600,000	700,000	—	2,900,000
Locomotive contractual rights	1,356,868	92,403	—	1,264,465
Total definite lived intangibles	29,477,856	11,442,765	—	18,035,091
Popcornflix Brand	7,163,943	—	—	7,163,943
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	12,163,943	—	—	12,163,943
Total	$41,641,799	$11,442,765	$—	$30,199,034

Amortization expense was $15,133,327 and $5,547,939 for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021 management determined that the Company’s sole SVOD service’s acquired customer intangible base and reporting unit goodwill was impaired.  All other long lived intangible assets groupings were deemed recoverable as of December 31, 2022 and 2021, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 amortization expense for the next 5 years is expected be:

2023	$30,799,605
2024	29,275,033
2025	27,124,226
2026	24,716,973
2027 and beyond	188,509,872
Total	$300,425,709

Total goodwill on the Consolidated Balance Sheets was $260,748,057 and $39,986,530 as of December 31, 2022 and December 31, 2021, respectively.

Changes in the carrying amount of goodwill by reporting units for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Online Networks	Distribution & Production	Redbox
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	5,476,711	215,284,816
Accumulated impairment losses	—	—	—
Total	$18,911,027	$26,552,214	$215,284,816

	December 31, 2021
	Online Networks	Distribution & Production	SVOD
Beginning balance	$18,911,027	$1,236,760	$1,300,319
Acquisitions	—	19,838,743	—
Accumulated impairment losses	—	—	(1,300,319)
Total	$18,911,027	$21,075,503	$—

Goodwill and Indefinite Lived Intangible Asset Impairment:

Goodwill relating to the Company’s three reporting units and other intangible assets with indefinite lives are reviewed for impairment on an annual basis at December 31, 2022, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. For annual impairment tests, the Company performs a qualitative or quantitative assessment, as required, for its reporting units and the indefinite lived intangibles.

For the 2021 and 2022 assessment, the Company performed a qualitative assessment of its CSS indefinite lived brand intangible and determined it was not impaired. The Company weighed the relative impact of market-specific and macroeconomic factors, as well as factors specific to the indefinite lived asset. Based on the qualitative assessments, the Company concluded that the fair value of the indefinite lived intangible asset is greater than its carrying value, and therefore, performing a quantitative test was unnecessary.

In 2021 the Company performed a qualitative test for its Popcornflix indefinite lived intangible. Weighing the relative impact of market-specific and macroeconomic factors for the AVOD market, as well as, factors specific to the Popcornflix AVOD service. The Company’s assessment included expected future revenue estimates for the Popcornflix service and revenue multiples from publicly traded companies with operations and characteristics similar to Popcornflix.  In 2022 the Company performed a quantitative test on its Popcornflix indefinite lived intangible.  Based on the quantitative test during the year ended December 31, 2022, the company recognized an impairment to the Popcornflix brand of $3,500,000. During the company’s assessment of Popcornflix brand it was determined that the useful life was no longer indefinite and the remaining net carrying amount will be amortized over the estimated remaining life of 5 years.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

For the 2021 assessment of Goodwill, the Company performed a qualitative assessment of the Distribution & Production reporting unit and determined it was not impaired. In 2022, the Company performed a quantitative assessment. The Company weighed the relative impact of market-specific and macroeconomic factors, as well as factors specific to the reporting unit. Based on the quantitative assessment, the Company concluded that the fair value of the reporting unit is greater than its carrying value therefore there was no impairment.

In 2021 and 2022, the Company performed a qualitative and quantitative test for its Online Networks reporting unit. The Online Networks reporting unit had a negative equity value as of December 31, 2022 and 2021, and is therefore not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value.

In 2021, the Company performed a qualitative and quantitative test for its SVOD reporting unit. In 2021 the Company found that the SVOD reporting unit’s goodwill was impaired as of December 31, 2021, resulting in a charge of $1,300,319.

Note 10 – Leases

At December 31, 2022, the following amounts were recorded on the Consolidated Balance Sheets relating to the Company’s operating and finance leases.

December 31,
2022
Right-of-Use Assets
Operating lease right-of-use assets	$16,315,342

Lease Liabilities:
Operating lease liabilities	$18,079,469

Finance Lease cost
Amortization of right-of-use assets	$827,191
Interest of lease liabilities	35,633
Total finance lease cost	$862,824

December 31,
2022
Operating leases
Weighted average remaining lease term	5.9 years
Weighted average discount rate	7%
Finance Leases
Weighted average remaining lease term	1.1 years
Weighted average discount rate	4%

As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. The Company has operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs.

For the years ended December 31, 2022, and 2021, rent expense including short-term leases was $4.2 million and $2.0 million, respectively. Cash paid for amounts included in operating lease liabilities was $3.1 million as of December 31, 2022.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The expected future payments relating to the operating and finance lease liabilities at December 31, 2022 are as follows:

	Operating	Financing
2023	$4,941,930	$1,269,035
2024	4,195,546	649,825
2025	3,675,921	390,759
2026	2,104,048	86,163
2027 and thereafter	6,873,348	—
Total minimum payments	21,790,793	2,395,782
Less amounts representing interest	3,711,324	274,880
Present value of minimum payments	$18,079,469	$2,120,902

Note 11 – Debt

Long-term debt for the periods presented was as follows:

	December 31,	December 31,
	2022	2021
HPS term	$335,342,705	$—
HPS revolving loan	82,362,336	—
Notes due 2025	44,855,900	32,895,900
Film acquisition advances	27,837,565	6,196,909
Midcap revolving loan	—	17,585,699
MUFG Union Bank film financing facility	6,577,243	—
Other debt	3,204,255	—
Total gross debt	500,180,004	56,678,508
Less: debt issuance costs and discounts	(20,526,393)	(1,818,909)
Total debt, net	479,653,611	54,859,599
Less: current portion	(18,798,515)	(6,196,909)
Total long-term debt, net	$460,855,096	$48,662,690

HPS Credit Agreement

On August 11, 2022, concurrently with the consummation of the Redbox merger transaction described in Note 4, the Company entered into an Amended and Restated Credit Agreement (“HPS Credit Agreement”) by and among the Company, as primary borrower, Redbox Automated, as co-borrower, the Lenders named therein, and HPS Investment Partners LLC, as administrative agent, and collateral agent (“HPS”).

Pursuant to the terms of the HPS Credit Agreement, the Company obtained (i) a term loan facility consisting of the conversion, and assumption by us, of all “Senior Obligations” under (and as defined in) the HPS Credit Agreement (other than any outstanding Sixth Amendment Incremental Revolving Loans under (and as defined in) the credit agreement (the “Redbox Credit Agreement”), dated as of October 20, 2017, by and among Redwood Intermediate, LLC, Redbox Automated, Redwood Incentives LLC, the lenders party thereto and HPS, as amended from time to time thereafter, with the sixth amendment thereto occurring on April 15, 2022 (this last amendment being referred to as the “Sixth Amendment”) and (ii) an $80 million revolving credit facility (with any outstanding Sixth Amendment Incremental Revolving Loans under the Redbox Credit Agreement as amended by the Sixth Amendment being deemed, and assumed by us as, revolving loans thereunder), combined all together referred to as the “Senior Facilities”.

Interest is payable on the Senior Facilities entirely in cash or, for a period of up to 18 months, could be paid by increasing the principal amount of the Senior Facilities (PIK Interest), or through a combination of cash and PIK Interest. The applicable margin for borrowings under the HPS Term Loan and Revolving Credit Facility is 7.25% plus the greater of SOFR or 1.0% per annum. In addition, the loan contains an unused line fee of 3.625% per annum. Interest and fees on the loan are payable in arrears on the payment dates and on the maturity of the loan.  The maturity of the revolving credit

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

facility is 30 months or February 11, 2025 and the term loan is 5 years or August 11, 2027. Beginning in August of 2024 the Company may be subject to quarterly payments based upon any excess cash flow.

At the closing, the Company assumed $357.5 million of debt ($325.8 million under a term loan and $31.7 million funded under an $80 million revolving credit facility) and drew down $25.9 million on the revolving credit facility, all at an interest rate of SOFR plus 7.25% (10.3%). On September 19, 2022, the Company made an additional draw under the revolving facility of $22.3 million with an interest rate of SOFR plus 7.25% (10.85%). Furthermore, the Company issued a warrant to HPS to acquire 4.5% of the fully diluted shares of the Company’s common stock (known as Class A common stock and Class B common stock as a single class) and paid closing costs of $1.2 million. The warrant was valued at $14.9 million and is included in debt issuance costs and is being amortized over the life of the debt.

During the year ended December 31, 2022, the Company exercised the option to PIK interest accrued on the outstanding debt. The total outstanding debt had net book value of $417.7 million ($335.3 million under a term loan, $80 million under a revolving credit facility and $2.4 million under a revolving PIK loan). The total PIK interests of $11.9 million was deferred and compounded and added to the principal balance.

Dividend Restrictions & Covenants

The Credit Agreement contains certain customary affirmative covenants and negative covenants, including a limitation on the Company’s ability to pay dividends on its Class A Common Stock or make other restricted payments. The covenant prohibiting dividends and other restricted payments has certain limited exceptions, including for customary overhead, legal, accounting and other professional fees and expenses; taxes; customary salary, bonus and other benefits. The Company is in compliance with the covenants at December 31, 2022.

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

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $3.1 million as of December 31, 2022. Additionally, there is a letter of credit arrangement of $0.3 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $3.4 million as of December 31, 2022.

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $21,000,000. On August 5, 2020, the Company sold an additional $1,100,000 of July Notes pursuant

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The 9.50% Notes are not secured by any of our assets. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness, such as any new loan facility or other indebtedness to which we grant a security interest, including our film acquisition advances and our MUFG Union Bank film financing facility.

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. As of December 31, 2022, the outstanding balance was $6.1 million. Subsequently, the “Term Sheet,” was amended such that the remaining balance is payable in four installments due within the year of 2023. All other terms shall remain unaffected.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $26.9 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of December 31, 2022, the outstanding balance was $21.7 million.

MidCap Revolving Loan

On May 21, 2021, the Company entered into a credit agreement with Midcap Financial Trust. The credit agreement provides the Company with a revolving loan in an aggregate principal amount not to exceed $30,000,000 at any time

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The Credit Agreement and other loan documents contain customary representations and warranties and affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain minimum liquidity in the form of borrowing base availability or cash on hand in an aggregate amount of not less than $6,000,000. As of December 31, 2022, the Company paid off all of the outstanding balances and closed this loan.

MUFG Union Bank Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Union Bank (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film Financing Facility as of December 31, 2022. Borrowings outstanding under the Union Film Financing Facility as of the merger at August 11, 2022 and December 31, 2022 were $6.6 million and $6.6 million, respectively.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The film financing facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Film Financing Facility was 7.1% as of December 31, 2022. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of December 31, 2022, the expected aggregate maturities of debt for each of the next five years are as follows:

2023	$18,798,514
2024	16,976,734
2025	128,980,029
2026	82,022
2027 and beyond	335,342,705
Total	$500,180,004

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on October 7, 2025

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

(“Put Election Period”).  In February 2023, MidCap exercised their put option requiring CSSE to purchase such CSS AVOD Shares for $11,500,000.  See Note 19, Subsequent Events, for further details.

As of December 31, 2022, the 5% interest in CSS AVOD, Inc. consists of the following:

December 31,
2022
Put Option Obligation	$11,400,000
Noncontrolling Interests	94,247
Total	$11,494,247

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Year Ended December 31,
	2022	2021
Current provision:
States	$(343,361)	$66,000
Total current provision	$(343,361)	$66,000
Deferred provision:
Deferred income tax (benefit) provision	$(36,957,881)	$—
Total deferred (benefit) provision	(36,957,881)	—
Total income tax (benefit) provision	$(37,301,242)	$66,000

The provision for income taxes is different from amounts computed by applying the U.S. statutory rates to consolidated loss before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate of 21%	21.00%	21.00%
Increase (decrease) resulting from:
Crackle amortization	—%	(0.21)%
State and local taxes	4.40%	(0.46)%
Valuation Allowance	3.30%	—
Transaction Costs	(0.90)%	—
Programming costs	—%	(10.99)%
Share-based compensation - long-term incentive plan	—%	(1.41)%
Film library	—%	(8.32)%
Allowance for doubtful accounts	—%	0.24%
Other	(1.00)%	0.15%
Actual tax provision	26.80%	0.00%

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$36,323,046	$14,503,000
Section 163(j) carryover	6,325,013	—
ROU liabilities	4,582,241	—
Compensatory accruals	3,228,997	—
ARO liabilities	3,461,123	—
Other liabilities	3,800,018	—
Property plant & equipment	3,374,008	—
Acquisition-related costs	—	539,000
Film library and other intangibles	18,608,104	16,883,000
Other liabilities	—	337,000
Total deferred tax assets	79,702,550	32,262,000
Valuation allowance	(25,291,302)	(31,412,000)
Total deferred tax assets, net	54,411,248	850,000

Deferred tax liabilities:
Programming costs	—	(299,000)
ROU assets	(4,135,123)	—
Intangible assets	(51,706,018)	—
Indefinite lived intangibles	(2,195,876)	—
Goodwill	(987,618)	—
Other assets	(1,334,703)	(551,000)
Total deferred tax liabilities	(60,359,338)	(850,000)
Net deferred tax asset (liabilities)	$(5,948,090)	$—

The Company and its subsidiaries have combined net operating losses of approximately $145.0 million, $10.8 million of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $134.2 million having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Additionally, the separate-return-limitation-year (SRLY) rules that apply to consolidated returns may limit the utilization of losses in a given year when consolidated tax returns are filed. Management has determined that because of a recent history of recurring losses, the ultimate realization of the net operating loss carryovers is not assured and has recorded a partial valuation allowance. Public trading of the Company’s stock poses a risk of an additional successive ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The valuation allowance decreased by $6.1 million and increased by $11.5 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company's effective income tax rate was a benefit of 26.8%, which differed from the federal statutory rate of 21.0% primarily due to the release of a portion of the Company’s valuation allowance as a result of the acquired deferred tax liability of Redbox. In connection with the Redbox acquisition, the Company recorded a deferred tax liability of $42.7 million, which enabled the Company to release a portion of the beginning of year’s valuation

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

allowance of $27.4 million. As of December 31, 2021, the Company’s effective income tax rate was a benefit of 0.0% primarily due to the fact that the Company recorded a full valuation allowance.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At December 31, 2022, the Company determined that a portion of its deferred tax assets are not more likely than not to be realized. The Company maintains a valuation allowance against the net operating loss carryovers of A Sharp and Pivotshare, since it was determined that it is more likely than not, based on available objective evidence, that these separate filing jurisdictions would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 with certain exclusions for (a) repurchased shares for withholding taxes on vested restricted stock units (“RSUs”), and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate their impact as further information becomes available.

Unrecognized Tax Benefits

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	December 31,	December 31,
	2022	2021

Balance, beginning of the period	$—	$—
Additions based on tax positions related to the current year	86,192	—
Additions for tax positions related to prior years	36,976	—
Reductions for tax positions related to prior years	—	—
Deductions for tax positions related to prior years	—	—
Deductions for tax positions effectively settled	—	—
Balance, end of period	$123,168	$—

The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company accrued interest of $0.0 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, $0.1 million and $0.0 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At December 31, 2022, CSS directly owns approximately 100% of the Company’s Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 36.7% of the total outstanding common stock and 85% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. A summary of the relevant ongoing agreements is as follows:

CSS Management Services Agreement

The Company is a party to a Management Services Agreement with CSS (the “Management Agreement”). Under the terms of the Management Agreement, the Company is provided with the operational expertise of the CSS companies’ personnel, including its chief executive officer, chief financial officer, chief accounting officer, chief strategy officer, and senior brand advisor, and with other services, including accounting, legal, marketing, management, data access and back-office systems. The Management Agreement also requires CSS to provide headquarter office space and equipment usage.

Under the terms of the Management Agreement, the Company pays a quarterly fee to CSS equal to 5% of the net revenue as reported under GAAP for each fiscal quarter. For the years ended December 31, 2022 and 2021, the Company recorded management fee expense of $9.2 million and $5.5 million, respectively, payable to CSS.

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

For the years ended December 31, 2022 and 2021, the Company recorded a combined license and marketing support fee expense of $9.2 million and $5.5 million, respectively, payable to CSS.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021, the Company had an intercompany payable and receivable, respectively, with affiliated companies.

	December 31,	December 31,
	2022	2021
Due to affiliated companies	$3,778,936	$489,959
Total due to/due from affiliated companies	$3,778,936	$489,959

See Note 19, Subsequent Events, for additional information.

Other Related Parties

In the ordinary course of business, the Company is involved in arms-length transactions with certain minority shareholders of a consolidated subsidiary related to the licensing of television and film programming properties. For the years ended December 31, 2022 and 2021, the amount of revenue recognized was $0 and $6.1 million, respectively. At December 31, 2022 and 2021, the Company had accounts receivable of $4.8 million and $6.4 million, respectively.

Note 15 – Commitments and Contingencies

Content Obligations

Content obligations include amounts related to the acquisition, licensing and production of content. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into agreements to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the consolidated balance sheet. As of December 31, 2022, the Company had $124.3 million in content obligations, comprised of $39.8 million of film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs. As of December 31, 2021, the Company had $38.6 million in content obligations, comprised of $24.7 million of film library acquisition obligations, $1.6 million of programming obligations and $12.3 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments which are expected to be fulfilled in the normal course of business have. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of December 31, 2022 is presented in the following table. The Company does not include any estimated obligation for these future titles beyond the known minimum amount.

Future minimum payments off-balance sheet content commitments as of December 31, 2022 were as follows:

	Total	2023	2024	2025 and thereafter
Minimum estimated content commitments	$98,021,577	$88,311,297	$9,710,280	$—

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $7.3 million at December 31, 2022. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participation on a slate of development projects. Additionally, the Company has a Put Obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement. See Note 4, Business Combinations, and Note 12, Put Option Obligation, for additional information.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

In February 2023, MidCap exercised their put option requiring CSSE to purchase such CSS AVOD Shares for $11,500,000.  See Note 19, Subsequent Events, for further details.

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

Treasury Stock

On February 25, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At December 31, 2022, the Company had $3,474,299 of authorization remaining under the $30,000,000 stock repurchase program. During 2022, the Company repurchased 1,410,036 shares of common stock at an average price of $9.90. During 2021, the Company repurchased 870,267 shares of common stock at an average price of $14.44.

Common Stock Issuance for Redbox Merger

On August 11, 2022, the Company acquired all the outstanding equity interests of Redbox. In conjunction with the merger, the Company issued 4,662,195 shares of its Class A common stock. See Note 4, Business Combinations, for additional information.

Common and Preferred Stock Issuance for 1091

On March 4, 2022, the Company acquired all the outstanding equity interests of 1091. In conjunction with the merger, the Company issued 375,000 shares of its Class A common stock and 80,000 shares of its preferred stock. See Note 4, Business Combinations, for additional information.

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

At the Market Offering

During the years ended December 31, 2022 and 2021, the Company completed the sale of an aggregate of 376,163 and 126,000 shares, respectively of Class A common stock, generating net proceeds of $3,702,926 and $3,435,819 in the respective periods.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2022, the Company completed the sale of an aggregate of 718,027 shares, respectively of preferred stock, generating net proceeds of $16,699,901 during the period. There were no similar sales of preferred stock during the year ended December 31, 2021.

See Note 19, Subsequent Events, for additional information.

Noncontrolling Interests

Noncontrolling interests represent an equity interest in consolidated subsidiaries, including CSS AVOD, Locomotive Global and Landmark Studio Group. On September 8, 2021, the Company purchased an additional 25,000 units of common equity in Landmark Studio Group from Cole investments VII, LLC for $6,000,000. On March 3, 2022, the Company purchased the remaining equity interest in Landmark Studio Group in exchange for 84,000 shares of Class A common stock and $2,200,000, of which $1,450,000 is payable two years from the acquisition date. The purchase increased the Company’s ownership in Landmark Studio Group from 78.5.5% to 100%. In October 2021, the Company acquired a 51% stake in Locomotive Global Inc., a film production services company in India.

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

Voting Rights

Common Stock

Holders of shares of Class A Common Stock and Class B Common Stock have substantially identical rights, except that holders of shares of Class A Common Stock are entitled to one vote per share and holders of shares of Class B Common Stock are entitled to ten votes per share. Holders of shares of Class A Common Stock and Class B Common Stock vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or charter.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

No Preemptive or Similar Rights

The Company’s common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Right to Receive Liquidation Distributions

Subject to the preferential or other rights of any holders of preferred stock then outstanding, including the Series A Preferred Stock, upon dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Class A Common Stock and Class B Common Stock will be entitled to receive ratably all of the Company’s assets available for distribution to the stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is approved in advance by the affirmative vote (or written consent if action by written consent of stockholders is permitted at such time under the certificate of incorporation) of the holders of a majority of the outstanding shares of Class A Common Stock and Class B Common Stock, each voting separately as a class.

Warrants

Warrant activity as of December 31, 2022 is as follows:

						Weighted
					Weighted	Average
					Average	Remaining
	Outstanding			Outstanding	Exercise	Contract
Warrants	at December 31, 2021	Issued	Exercised	at December 31, 2022	Price	Term (Yrs.)
Class W	526,362	—	—	526,362	$7.50	0.75
Class Z	123,109	—	—	123,109	12.00	1.75
CSSE Class I	800,000	—	—	800,000	8.13	1.62
CSSE Class II	1,200,000	—	—	1,200,000	9.67	1.62
CSSE Class III-A	380,000	—	—	380,000	11.61	1.62
CSSE Class III-B	1,620,000	—	—	1,620,000	11.61	1.62
HPS	—	1,011,530	(1,011,530)	—	—	—
Redbox Public (CSSEL) (1)	—	1,039,183	—	1,039,183	132.18	4.07
Redbox Private (1)	—	339,065	—	339,065	132.18	4.07
Total	4,649,471	2,389,778	(1,011,530)	6,027,719	$30.54	1.85
(1)	The number of warrants is shown on an as converted basis based on the exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

In connection with the HPS Credit Agreement, the Company issued HPS and affiliates a five-year warrant (“Credit Facility Warrants”) to purchase up to an aggregate of 1,011,530 shares of the Company’s Class A common stock, at a per-share exercise price of $0.0001. All the Credit Facility Warrants were exercised in September 2022.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3,473,184. As of December 31, 2022 the fair market value of the warrants was $0.02 or $25,222. For year ended December 31, 2022, the Company recognized a gain of $3,447,963 on the change in fair value of the warrant liabilities in Other income (expense), net in the Company’s Consolidated Statements of Operations.

Note 17 – Segment and Geographic Information

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

Net revenue generated in the United States accounted for approximately 95% and 78% of total net revenue for the years ended December 31, 2022 and 2021, respectively. All of the Company’s long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 18 – Client Concentration

Customers with concentrations in excess of 10% of Net revenue and Gross accounts receivable are as follows:

	Year Ended December 31,
Revenues	2022	2021
Customer A	—%	16%

	Year Ended December 31,
Accounts Receivable	2022	2021
Customer A	14%	—%
Customer B	12%	27%

Note 19 – Subsequent Events

Authorization for Additional Preferred Shares

On March 1, 2023, the Company increased the number of shares of authorized Series A Preferred Stock from 5,000,000 to 6,000,000 shares.

Class A Common Stock Purchase Agreement

On March 12, 2023, the Company, entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $50,000,000 of shares (the “Purchase Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”) over the thirty-six (36) month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

On the Commencement Date the Company sold 375,000 shares of Class A common stock (the “Initial Purchase Shares”) to the Investor at $4.00 per share for $1,500,000 in gross proceeds (the “Initial Purchase”) under the Purchase Agreement. Thereafter, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”), provided that on such day the last closing sale price per-share of its Class A common stock is above a floor price, as defined in the Purchase Agreement, to require Lincoln Park to purchase up to 20,000 shares of Class A common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $1,000,000, provided that the Parties may mutually agree at any time to increase the Regular Purchase Amount on any Purchase Date at the Purchase Price, above and beyond the foregoing amounts that the Investor is committed to purchase. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the Class A common stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Class A common stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Parties may mutually agree to increase the number of shares of Class A common stock sold to the Investor on any Accelerated Purchase Date at the Accelerated Purchase Price.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 2,712,094 shares (subject to adjustment as described above) of Class A common stock (which is equal to approximately 19.99% of the shares of the Class A common stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Class A common stock to Lincoln Park under the Purchase Agreement equals or exceeds $3.47 per share (subject to adjustment as described above) (which represents the Minimum Price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules).

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Class A common stock. On the Commencement Date the Company issued 125,000 shares of Class A common stock to Lincoln Park as an initial fee for its commitment to purchase shares of Class A common stock under the Purchase Agreement, and may issue up to 125,000 additional shares of Class A common stock pro-rata in connection with the purchase of shares of Class A common stock under the Purchase Agreement.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or Equity Line of Credit during the Term, excluding an “at-the-market” transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties, or liquidated damages in the Purchase Agreement. The Company may deliver Purchase Notices under the Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

Sonar Acquisition Put Option

MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by March 31, 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD.  Upon payment, the Company will own 100% of CSS AVOD. See Note 4 for additional information.

Offering of Class A Common Stock

On March 31, 2023 the Company announced the pricing of an underwritten public offering Class A common stock (the offering). The company offered 4,688,015 shares of its Class A common stock at a price of $2.30 per share.  The net proceeds of the offer are expected to be approximately $10.4 million. The Company intends to use the proceeds of this offering for general corporate purposes and working capital, including payment of an aggregate of approximately $3.8 million due to CSS under the CSS Management Agreement and CSS License Agreement for 2022.

Investment from Parent Company and Equitization of Certain Obligations

On March 30, 2023, the Company entered into a modification with CSS to each of the CSS Management Agreement and CSS License Agreement (the “CSS Agreements Modification”), pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS on and after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The shares payable with respect to clause (a), above, shall be paid promptly following the execution of the CSS Agreements Modification. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned. The shares shall be valued at the higher of (a) $3.05 (which was the highest of the closing price (as reflected on

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Nasdaq.com) of our Class A common stock on the trading day immediately preceding the signing of the modification, and the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the modification), and (b) the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately following the filing of this annual report on Form 10-K for the year ended December 31, 2022.

It is anticipated that the approximately $3.8 million investment by CSS in this offering, and the equitization by CSS of fees under the CSS Management Agreement and CSS License Agreement as described above will increase the Company’s available working capital position by approximately $20 million dollars.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company and emerging growth company. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of December 31, 2022 and did not identify any material weaknesses.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, excluded an evaluation of the internal control over financial reporting of Redbox, in accordance with the SEC’s staff guidance that permits the exclusion of acquisitions from management’s assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of Redbox, management’s evaluation of internal control over financial reporting for the fiscal year ended December 31, 2022, excludes the internal control activities of Redbox, which represented 16% and 34% of total consolidated assets and revenues, respectively, of the Company for the year ended December 31, 2022.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

Exhibit No.	Description	Included	Form	Filing Date
3.1	Certificate of Incorporation of Chicken Soup for the Soul Entertainment Inc.	By Reference	DOS	September 21, 2016
3.2	Bylaws of Chicken Soup for the Soul Entertainment Inc.	By Reference	DOS	September 21, 2016
4.1	Specimen Class A Common Stock Certificate.	By Reference	1-A	June 21, 2017
4.2.1	Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock.	By Reference	8-K	June 29, 2019
4.2.2	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock.	By Reference	S-3	September 28, 2018
4.2.3	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 14, 2018.	By Reference	8-K	November 18, 2019
4.2.4	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 31, 2019.	By Reference	S-1/A	August 1, 2018
4.2.4	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated November 22, 2022	By Reference	8-K	November 22, 2022
4.2.5	Certificate of Amendment to the Certificate of Designations, Rights and Preferences of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated March 1, 2023	By Reference	8-K	March 1, 2023
4.3	Class I Warrant.	By Reference	8-K	May 15, 2019
4.4	Class II Warrant.	By Reference	8-K	May 15, 2019
4.5.1	Class III-A Warrant.	By Reference	8-K	May 15, 2019
4.5.2	Class III-B Warrant.	By Reference	8-K	May 15, 2019
4.6	Class W Warrant Agreement between Chicken Soup for the Soul Entertainment Inc. and Continental Stock Transfer & Trust Co.	By Reference	8-K	November 24, 2020
4.7	Class Z Warrant Agreement between Chicken Soup for the Soul Entertainment Inc. and Continental Stock Transfer & Trust Co.	By Reference	8-K	November 24, 2020
4.8	Form of Class W Warrant.	By Reference	8-K	November 24, 2020
4.9	Form of Class Z Warrant.	By Reference	8-K	November 24, 2020
4.10	Indenture, dated as of July 17, 2020, between Chicken Soup for the Soul Entertainment Inc. and U.S. Bank National Association, as Trustee.	By Reference	8-K	July 22, 2020
4.11	First Supplemental Indenture, dated as of July 17, 2020, between Chicken Soup for the Soul Entertainment Inc. and U.S. Bank National Association, as Trustee.	By Reference	8-K	July 22, 2020
4.12	Form of 9.50% Notes due 2025 (included as Exhibit A to Exhibit 4.11 hereto).	By Reference	8-K	July 22, 2020
4.13	Description of Securities.	Herewith	--	--
4.14	Warrant Assumption and Amendment Agreement, dated as of August 11, 2022, by and among Redbox Entertainment Inc., a Delaware corporation, f/k/a Seaport Global Acquisition Corp. (the	By Reference	8-K/A	August 15, 2022

“Company”), Chicken Soup for the Soul Entertainment Inc., a Delaware corporation (“CSSE”), and Continental Stock Transfer & Trust Company, a New York corporation (“CST”).
4.15	HPS Warrant Agreement, dated as of August 11, 2022	By Reference	8-K/A	August 15, 2022
10.1	Trademark and Intellectual Property License Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.1	Management Services Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.2	Amendment to Management Services Agreement.	By Reference	8-K	June 30,2019
10.2.3	Second Amendment to Management Services Agreement.	Herewith	--	--
10.3	Form of Indemnification Agreement.	By Reference	1-A	June 21, 2017
10.4	Chicken Soup for the Soul Entertainment Inc. 2017 Long-term Incentive Plan.	By Reference	1-A	June 21, 2017
10.5.1	Amended and Restated Limited Liability Company Operating Agreement by and among Crackle Plus, LLC, Chicken Soup for the Soul Entertainment, Inc. and Crackle, Inc.	By Reference	8-K	May 15, 2019
10.5.2	Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Crackle Plus, LLC.	By Reference	8-K	November 16, 2020
10.5.3	Put Option Closing Agreement, dated January 13, 2021, between Crackle Plus, LLC, Chicken Soup for the Soul Entertainment Inc., and CPE Holdings Inc.	Herewith	--	--
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
10.9

Amended and Restated Credit Agreement, dated as of August 11, 2022, by and among Chicken Soup for the Soul Entertainment, Inc. , Redbox Automated LLC, the Lenders named therein and HPS Investment Partners LLC, as administrative agent for the Lenders

		By Reference	8-K/A	August 15, 2022
10.10	Purchase Agreement, dated March 12, 2023, between Chicken Soup for the Soul Entertainment, Inc. and Lincoln Park,	By Reference	8-K	March 13, 2023
10.11	Registration Rights Agreement, dated March 12, 2023 by and between Chicken Soup for the Soul Entertainment, Inc. and Lincoln Park,	By Reference	8-K	March 13, 2023
10.14	At the Market Issuance Agreement, dated as of January 25, 2022 by and among Chicken Soup for the Soul Entertainment, Inc, B. Riley Securities Inc. and Virtu Americas LLC	By Reference	8-K	January 26, 2022
21	Subsidiaries of the Registrant.	Herewith	--	--
23.1	Consent of Rosenfield & Company PLC	Herewith	--	--
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chairman and Chief Executive Officer

/s/ Jason Meier
Jason Meier Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:
	/s/ William J. Rouhana, Jr.	March 31, 2023
William J. Rouhana, Jr., Chairman, Chief Executive Officer, Director (Principal Executive Officer)

	/s/ Jason Meier	March 31, 2023
Jason Meier, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)

	/s/ Christopher Mitchell	March 31, 2023
Christopher Mitchell, Director

	/s/ Amy L. Newmark	March 31, 2023
Amy L. Newmark, Director

	/s/ Cosmo DeNicola	March 31, 2023
Cosmo DeNicola, Director

	/s/ Fred M. Cohen	March 31, 2023
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	March 31, 2023
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	March 31, 2023
Diana Wilkin, Director

	/s/ Vikram Somaya	March 31, 2023
Vikram Somaya, Director

	/s/ Martin Pompadur	March 31, 2023
Martin Pompadur, Director