Form 10-K/A
period 2022-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2023-04-28
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  001-38125

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-2560811
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

132 East Putnam Avenue - Floor 2W, Cos Cob, CT	06807
(Address of Principal Executive Offices)	(Zip Code)

855-398-0443

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	CSSE	The Nasdaq Stock Market LLC
9.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.0001 par value per share	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes due 2025	CSSEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Class W Warrants to purchase Class A Common Stock	CSSEW	OTC Markets
Class Z Warrants to purchase Class A Common Stock	CSSEZ	OTC Markets

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
Emerging growth company ☐

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

As of June 30, 2022, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $110 million.

The number of shares of Common Stock outstanding as of April 27, 2023 totaled 28,060,443 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	20,405,937
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

None.

Auditor Name	Rosenfield and Company, PLLC
Auditor Firm ID	5905
Auditor Location	New York, New York

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Chicken Soup for the Soul Entertainment, Inc. (“CSSE” or the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2023 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K. We anticipate that our annual stockholders meeting will be held on or about June 27, 2023 and that the proxy statement for such meeting will be mailed to stockholders on or about May 18, 2023.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information about Directors and Executive Officers

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors:

Name	Age	Position	Audit Committee	Compensation Committee	Nominating & Governance Committee	Technology, Data & Innovation Committee
William J. Rouhana, Jr.*	70	Chairman of the Board and Chief Executive Officer
Christopher Mitchell*	53	Chief Financial Officer (Parent) and Director
Jason Meier	53	Chief Financial Officer (Company)
Amy L. Newmark*	66	Senior Brand Advisor and Director
Fred M. Cohen	78	Director	✓	✓	✓
Cosmo DeNicola	68	Director	✓			✓
Martin Pompadur	87	Director			✓	✓
Christina Weiss Lurie	63	Director		✓
Diana Wilkin	64	Director	✓	✓		✓
Vikram Somaya	47	Director			✓	✓

*Services provided pursuant to the CSS Management Agreement. See below under “— Conflicts of Interest — CSS Management Agreement,” “— Conflicts of Interest — CSS License Agreement,” and “— Conflicts of Interest — CSS Agreements Modification.”

Each director nominee serves as a current director of the Company and attended at least 75% of all meetings of the Board of directors and each committee on which he or she sat or was eligible to sit in during 2022.

We believe that it is necessary for each of our directors to possess qualities, attributes, and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board of directors. As described below under “Nominating and Governance Committee — Guidelines for Selecting Director Nominees,” the nominating and governance committee of our Board considers all factors it deems relevant when evaluating prospective candidates or current members of our Board for nomination to our Board, as prescribed in the committee’s written charter and established guidelines and the Company’s corporate governance guidelines. All of our directors bring to the Board leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide our Board, as a whole, with the skills and expertise that reflect the needs of the Company. The following skills matrix shows the diverse range of experience our current directors provide to our Company:

	Qualification			Experience
	Executive Leadership	Public Company Director	Audit Committee Financial Expert(1)	Finance	Law	M&A	Media & Entertainment Industry Experience
William J. Rouhana, Jr.	✓			✓	✓	✓	✓
Christopher Mitchell	✓			✓		✓	✓
Amy L. Newmark	✓	✓		✓		✓	✓
Fred M. Cohen	✓					✓	✓
Cosmo DeNicola	✓		✓	✓		✓	✓
Martin Pompadur	✓	✓			✓	✓	✓
Christina Weiss Lurie	✓						✓
Diana Wilkin	✓						✓
Vikram Somaya	✓					✓	✓

(1)	Indicates audit committee members who the board has determined meet the criteria of an “Audit Committee Financial Expert” under applicable SEC rules.

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

Christopher Mitchell. Mr. Mitchell has served as the Chief Financial Officer of CSS, our parent, since January 1, 2019. He also served as the Company’s Chief Financial Officer from January 1, 2019 through November 2022. He has more than 25 years of experience managing and financing businesses and providing financial and strategic advice to senior management teams. Mr. Mitchell was elected to our board of directors at the June 10, 2021, meeting of stockholders. Since May 2013, he has been a member of the executive leadership team and an Executive Vice President at CSS, and the Chief Executive Officer of Chicken Soup for the Pet Lover’s Soul LLC, a subsidiary of CSS. From 2009 to 2013, he was the Chief Executive Officer and founder of TMG Partners, a specialized private capital investment firm focused on enterprising consumer goods and media companies. From 2004 to 2009, Mr. Mitchell was a senior founding member of a proprietary investment fund at Bank of America Merrill Lynch focused on making direct private investments into mostly consumer goods and media companies, including an investment in CSS, and from 1993 to 2003, he was a member of the Leveraged Finance team at Bank of America Merrill Lynch. During his career, Mr. Mitchell has led or assisted 59 transactions totaling more than $17 billion, including financings for subscription based or ad supported media businesses such as Bloomberg, Inc., QwestDex, Inc., Radio One, Inc., Block Communications, Gray Television, Inc., and Entercom Radio, LLC and consumer goods companies such as Del Monte, S&W Fine Foods, Contadina, College Inn, StarKist, Sun Fresh, Orchard Select, Kibbles ‘n Bits, C&H Sugar, Bell Sports and Accessory Network (leading accessories designer and manufacturer for Calvin Klein, Karl Lagerfeld, Tahari and Izod). Mr. Mitchell received his B.S. in Finance and B.S. in Management from Virginia Tech and studied International Law and Finance at the London School of Economics and Political Science.

Jason Meier. Mr. Meier has been our Chief Financial Officer since November 2022. Prior to becoming our Chief Financial Officer, Mr. Meier had served as our Executive Vice President, Finance, and Chief Accounting Officer since joining our company in September 2021. Mr. Meier has exetensive experience in operational finance and controllership roles, in both private joint ventures and publicly traded companies. From April 2017 to March 2020, Mr. Meier was an Executive Vice President and Chief Financial Officer of EPIX, a division of Metro-Goldwyn-Mayer and provider of digital media subscription premium pay television. Mr. Meier served a Senior Vice President and Worldwide Controller for Viacom Media Networks, the US-based mass media division of Viacom Inc. (“Viacom”), from 2014 to 2015. From 2012 to 2014, he served as a Vice President and Controller of Viacom International Media Networks, Viacom’s international division, and from 2012 to 2014, he served as Vice President and Deputy Controller of MTV Networks and Acting CFO of MTC Games, each a division of Viacom. From 2009 to 2011, Mr. Meier served as VP Accounting Services and External Reporting for Viacom. Prior to this, Mr. Meier was a Senior Manager with PricewaterhouseCoopers LLP and held various roles from 1993 to 1998 and resumed his position from 2000 to 2007, after serving at the U.S. Securities and Exchange Commission from 1998 to 2000. Mr. Meier is a CPA and received his BS degree from Cornell University and his MBA from Columbia University.

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

Board Diversity Matrix (As of April 28, 2023)
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

CSS License Agreement

We have entered into agreements with our affiliated companies which provide us with access to important assets and resources. This include a trademark and intellectual property license agreement (“CSS License Agreement”) through which we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Pursuant to the CSS License Agreement, the CSS Companies have agreed not to produce and distribute video content. Accordingly, if any of our executive officers or directors becomes aware of a non-video content opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will be entitled to present those opportunities to the CSS Companies prior to presenting them to us. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% license fee as it relates to Redbox’s net revenues is applied only to certain limited revenue categories. For the years ended December 31, 2022 and 2021, we recorded $9.2 million and $5.5 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

We have a management services agreement (the “CSS Management Agreement”) pursuant to which we pay our parent company, Chicken Soup for the Soul, LLC, a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, Ms. Newmark, and Mr. Mitchell our chief financial officer through November 14, 2022 and continues to the chief financial officer of CSS. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement shall continue on a month-to-month basis until terminated by either party thereto. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% management fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. For the years ended December 31, 2022 and 2021, we recorded $9.2 million and $5.5 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

CSS Agreements Modification

In March 2023, we entered into a modification with CSS (the “CSS Agreements Modification”) to each of the CSS Management Agreement and CSS License Agreement, pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that were earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The shares payable with respect to clause (a), above, are being issued promptly following the execution of the CSS Agreements Modification. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned. The shares shall be valued at the higher of (a) $3.05 (which was the highest of our closing price (as reflected on Nasdaq.com) of our Class A common stock on the trading day immediately preceding the signing of the modification, and the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the modification, and (b) the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately following the filing of the Company’s 10-K for the year ended December 31, 2022.

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

Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a Company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. DeNicola, Pompadur, Somaya, and Cohen, and each of Mses. Wilkin and Weiss Lurie is an independent director.

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

Board Meetings and Committees

During the fiscal year ended December 31, 2022, the Board met twelve times and acted by written consent eighteen times. All of the Company’s directors attended all of the meetings of the Board and committees on which they served. The directors are encouraged to attend meetings of stockholders, if they are able, and all of our directors attended the 2022 annual meeting of stockholders.

The Board has four separately standing committees: the audit committee, the compensation committee, the nominating and governance committee, and the technology, data and innovations committee. Each committee is composed entirely of independent directors as determined in accordance with the rules of Nasdaq for directors generally, and where applicable, with the rules of Nasdaq for such committee. In addition, each committee has a written charter, a copy of which is available free of charge on the Company’s website at http://ir.cssentertainment.com.

Audit Committee

The audit committee consists of Mr. DeNicola (committee chairman), Mr. Cohen, and Ms. Wilkin, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards. During the fiscal year ended December 31, 2022, the audit committee met six times.

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

Report of the Audit Committee

The audit committee reviewed and discussed the Company’s audited financial statements for year ended December 31, 2022 with management, as well as with the Company’s independent registered public accounting firm. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T, as well as various accounting issues relating to presentation of certain items in the Company’s financial statements and compliance with Section 10A of the Securities Exchange Act of 1934, as amended. The audit committee received the written disclosures and letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding such firm’s communications with the audit committee concerning independence, and the audit committee discussed with such firm its independence.

Based upon the review and discussions referred to above, the audit committee recommended that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for filing with the Securities and Exchange Commission. The Board evaluated the performance of Rosenfield & Co. and re-appointed the firm as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

Submitted by the Audit Committee:

Cosmo DeNicola (Chairman)
Fred M. Cohen
Diana Wilkin

Compensation Committee

The compensation committee consists of Ms. Weiss Lurie (committee chairwoman), Ms. Wilkin, and Mr. Cohen, each of whom is an independent director. During the fiscal year ended December 31, 2022, the compensation committee met four times.

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

Nominating and Governance Committee

The nominating and governance committee consists of Mr. Cohen (committee chairman),

Mr. Pompadur, and Vikram Somaya, each of whom is an independent director under the Nasdaq listing standards. During the fiscal year ended December 31, 2022, the nominating and governance committee met two times. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. During the fiscal year ended December 31, 2022, the nominating and governance committee met two times.

The nominating and governance committee’s duties, which are specified in the Company’s nominating and governance committee charter, include, but are not limited to:

•	Developing the criteria and qualifications for membership on the Board;

•	Recruiting, reviewing and nominating candidates for election to the Board or to fill vacancies on the Board;

•	Periodically reviewing our company’s corporate governance policies and recommending to the Board modifications to the policies as appropriate, including changes necessary to satisfy any applicable requirements of the NASDAQ, the SEC, and any other legal or regulatory requirements; and

•	Reviewing the Company’s policies and programs concerning corporate social responsibility, including environmental, social, diversity, and governance matters.

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

The nominating and governance committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating and governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. Although the Board does not have specific guidelines on diversity, it is one of many criteria considered by the nominating and governance committee when evaluating candidates. The nominating and governance committee does not distinguish among nominees recommended by stockholders and other people.

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

In March 2022 our nominating and governance committee recommended to our board of directors the nomination of Fred M. Cohen, Cosmo DeNicola, Christopher Mitchell, Amy L. Newmark, Martin Pompadur, William J. Rouhana, Jr., Vikram Somaya, Christina Weiss Lurie, and Diana Wilkin for re-election as directors. Our nominating and governance committee did not receive recommendations from any stockholders or others for director candidates.

Technology, Data and Innovation Committee

The technology, data and innovation committee consists of Mr. Vikram Somaya (committee chairman), Mr. DeNicola, Ms. Wilkin and Mr. Pompadur. The technology, data and innovation committee was formed in April 2022 and met once during 2022.

Our technology, data and innovation committee is responsible for assisting our board in overseeing and supporting the actions being taken by management in relation to technology and innovation. The technology, data and innovation committee will focus on key strategic issues in relation to our technology backbone and help our board and company in related areas, including:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2022 all Section 16(a) filing requirements were complied with in a timely manner.

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

Director Compensation

Each of the Company’s independent Directors receives annual director fees totaling $85,000 per year in two equal semi-annual installments, payable 50% in cash and 50% in shares of Class A common Stock.

The following table sets forth compensation earned by each independent Director who are not named executive officers and served during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)	Total ($)
Fred M. Cohen	42,500	42,500	85,000
Christina Weiss Lurie	42,500	42,500	85,000
Diana Wilkin	42,500	42,500	85,000
Cosmo DeNicola	42,500	42,500	85,000
Martin Pompadur	42,500	42,500	85,000
Vikram Somaya	42,500	42,500	85,000

(1)	Represents the cash portion of annual director fees.

(2)	Represents the fair value of the share awards for the year ended December 31, 2022, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the board member. The assumptions made in valuing the share awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

There were no outstanding stock options held by the Company’s non-executive directors as of December 31, 2022.

ITEM 11. Executive Compensation

Compensation Objectives

Our compensation program is designed to attract, retain, and motivate highly qualified executive officers and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our Chief Executive Officer, Chief Financial Officer, and our next highest paid executive officer of our company (including subsidiaries) (“Named Executive Officers”) for each of the fiscal years ended December 31, 2022 and 2021.

Name and Position		Year	Salary($)	Bonus ($)	Stock Awards ($) (2)	All Other	Total ($)
William J. Rouhana, Jr.	(1)	2022	375,000	—	—	10,856	385,856
Chief Executive Officer		2021	135,000	—	—	9,638	144,638
Christopher Mitchell	(1)(3)	2022	400,962	160,385	—	35,264	596,611
Chief Financial Officer		2021	200,000	150,000	—	19,024	369,024
Jason Meier	(3)	2022	366,539	96,766	—	30,571	493,876
Chief Financial Officer
Galen Smith	(4)	2022	311,233	960,000	739,211	2,841,909	4,852,353
Executive Vice Chairman
Elana B. Sofko
Chief Strategy Officer		2021	396,731	208,750	263,097	10,658	879,236

(1)	Represents the allocable portion (based on business time allocated to CSSE) of salary and bonus, medical care, vision, and long-term disability coverage premiums that is paid by our parent company to the listed executive officers. These amounts are not paid separately by CSSE; they are covered by payments CSSE makes under the CSS Management Agreement. The services of Messrs. Rouhana and Mitchell are provided to our company under the CSS Management Agreement.

(2)	The amounts reported in the “Stock Awards” column reflect the fair value of stock options for the year ended December 31, 2022, calculated in accordance with ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the stock option awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation. Mr. Smith’s stock awards represents the value of CSSE class A common stock issued to him as a result of his Redbox restricted stock units being accelerated and exchnaged in conjunction with the acquisition.

(3)

Mr. Mitchell was the Chief Financial Officer of CSSE from January 1, 2022 through November 14, 2022, after which time, he continues to be the Chief Financial Officer of CSS, our parent company, and a Director of CSSE. On November 15, 2022, Mr. Meier was named the Chief Financnal Officer of our company.

(4)	The amounts reported for Messr. Smith relate to the period after the acquisition of Redbox on August 11, 2022. In December 2022, Mr. Smith tendered his resignation triggering his contractual severance benefits of approximately $2.8 million. Disclosures related to Mr. Smith’s 2021 salary and benefits are included in Redbox Entertainment’s 2021 Form 10-K.

Compensation Arrangements for Named Executive Officers

William J. Rouhana, Jr., and Christopher Mitchell — CSS Management Agreement

The Company entered into the CSS Management Agreement with our parent company, CSS, on May 12, 2016. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of the CSS companies’ personnel, including our company’s chairman and chief executive officer, senior brand advisor and director, and parent chief financial officer. CSS also provides us with numerous other services under the CSS Management Agremeent, including accounting, legal, marketing, social media support, management, data access and back office systems, as well as office space and equipment usage. The terms of the CSS Management Agreement and payments made by the Company to date thereunder are described under “Certain Relationships and Related Transactions — Affiliate Resources and Obligations — CSS Management Agreement.”

Jason Meier

Mr. Meier became our Chief Financial Officer on November 15, 2022. Prior to this, he was our Chief Accounting Officer since September 2021. As the Chief Financial Officer, Mr. Meier is entitled to a base salary of $475,000 and a target bonus of 40%. Due to the merger with Redbox, in 2022 Mr. Meier, was awarded 80% of his eligible 2022 bonus as a special one-time transaction bonus, in lieu of a 2022 performance bonus.

Elana B. Sofko

Ms. Sofko became our Chief Strategy Officer on May 1, 2021. Prior to this, she was our Chief Operating Officer since November 6, 2017. During 2021 her annual base salary was $400,000. Ms. Sofko is entitled to receive a discretionary cash bonus of up to 80% in 2021, of her annual base salary. For the year ended December 31, 2021, Ms. Sofko was awarded a cash bonus of $208,750.

Galen C. Smith

Mr. Smith became the Executive Vice Chairman of CSSE upon the acquisition of Redbox on August 11, 2022. Prior to the acqusition, Mr. Smith was the CEO of Redbox Entertainment, Inc. Amounts reflected above represent the allocable portion of his $800,000 salary, $1,200,000 target bonus and other compensation directly attributable to the post acquisition period in 2022. Based on the terms of the merger, Mr. Smith’s restricted stock units in Redbox were accelerated and converted into shares of CSSE Class A common stock. In December 2022, Mr. Smith tendered his resignation triggering his contractual severance benefits of approximately $2.8 million. Disclosures related to Mr. Smith’s 2021 salary and benefits are included in Redbox Entertainment’s 2021 Form 10-K.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and the Company’s financial performance.

Required Tabular Disclosure of Compensation Actually Paid versus Performance

The following table discloses information on “compensation actually paid” (CAP) to our principal executive officer (“PEO”) and (on average) to our other Named Executive Officers (“non-PEO NEOs”) during the specified years alongside total shareholder return (TSR) and net income (loss) metrics.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based On: Total Shareholder Return	Net Income (Loss)
2022	$385,856	$385,856	$1,980,947	$1,966,613	$(72.52)	$(111,290,202)
2021	$144,638	$144,638	$464,299	$605,188	$(24.90)	$(59,419,724)

(1)

The Average Summary Compensation for Non-PEO NEOs and the Average Compensation Actually Paid to Non-PEO NEOs is higher than normal in 2022, as it includes approximately $3.6 million of severance and other benefits that are owed to Mr. Smith, under his contractual agreement assumed by our company in conjunction with our acquisition of Redbox.

Required Disclosure of the Relationship Between Compensation Actually Paid and Financial Performance Measures

The following describe the relationship between the pay and performance figures that are included in the pay versus performance tabular disclosure above. In addition, the first graph below further illustrates the relationship between our company’s total shareholder return and that of the S&P 500 Index. As noted above, “compensation actually paid” for purposes of the tabular disclosure and the following graphs were calculated in accordance with SEC rules and do not fully represent the actual final amount of compensation earned by or actually paid to our NEOs during the applicable years.

Relationship Between Compensation Actually Paid and Company Shareholder Return

Relationship Between Compensation Actually Paid and Net Loss

Payments upon Termination or Change in Control

In December 2022, Mr. Smith tendered his resignation triggering his contractual severance benefits of approximately $2.8 million.

Mr. Meier’s employment arrangement contains provisions for the payout of severance in certain circumstances. If Mr. Meier’s employment is terminated by our company other than for cause or by Mr. Meier for good reason, then he will be entitled to continued salary for a period of twelve months. Mr. Meier is not entitled to accelerated vesting of any outstanding equity awards.

Ms. Sofko’s employment arrangement contains a severance and change of control provisions. If Ms. Sofko’s employment is terminated by our company other than for cause, then she will be entitled to continued salary for a period of six months. Ms. Sofko is not entitled to accelerated vesting of any outstanding equity awards. Additionally, if there is a change in control of our company, Ms. Sofko is entitled to a one-time payment.

The following table summarizes the amounts payable upon certain events for Mr. Meier and Ms. Sofko, assuming such events occurred on December 31, 2022 and December 31, 2021, respectively. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount).

	Potential Payments ($)
Name	By the Executive for Good Reason	By the Company for Cause	By the Company Without Cause	Change In Control of the Company
Jason Meier	$475,000	—	$475,000	$—
Elana B. Sofko	—	—	$200,000	$585,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option and stock awards as of December 31, 2022 for each Named Executive Officer.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Award Number of Securities Underlying Unexercised Options (#) Unexercised	Option Exercise Price ($)	Option Expiration Date
William J. Rouhana, Jr.(3).	–	–	–	–
Chief Executive Officer
Christopher Mitchell(3)	100,000	–	$8.08	1/15/2024
Chief Financial Officer
Jason Meier	7,500	7,500	$22.00	10/5/2026
Chief Financial Officer
Elana B. Sofko	33,948	–	$14.05	12/8/2026
Chief Strategy Officer	100,000	–	$8.08	1/15/2024
Galen C. Smith	–	–	–	–
Vice Chairman

We beleive equity grants provide our executives with a strong link to our company’s long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, the Board and the compensation committee periodically review the equity incentive compensation of our Named Executive Officers and, from time to time, may grant equity incentive awards to them in the form of stock options or other equity awards.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 27, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

The beneficial ownership of each person was calculated based on 20,405,937 shares of Class A common stock and 7,654,506 of Class B common stock outstanding as of the date of this prospectus. Except as otherwise indicated, we believe all persons named in the table below have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Class A	%	Class B	%	Percent of Total Voting Power(2)
Current Directors and Officers:
William J. Rouhana, Jr.(3)(4)	3,284,271	16.1%	7,654,506	100%	82.3%
Vikram Somaya	6,363	0.0%	–	–	*
Christopher Mitchell(5)	104,250	0.5%	–	–	*
Jason Meier(6)	8,750	0.0%	–	–	*
Amy L. Newmark(3)(7)	161,464	0.8%	–	–	*
Fred M. Cohen	21,754	0.1%	–	–	*
Cosmo DeNicola(8)	318,068	1.6%	–	–	*
Martin Pompadur	10,245	0.1%	–	–	*
Christina Weiss Lurie	58,007	0.3%	–	–	*
Diana Wilkin	28,837	0.1%	–	–	*
All current directors and executive officers as a group (ten persons)(9)	4,002,009	19.6%	7,654,506	100%	83.1%
Five Percent Holders:
Chicken Soup for the Soul Productions, LLC	2,774,163	13.6%	7,654,506	100%	81.8%
Sony Corporation(10)	4,000,000	19.6%	–	–	5.0%
Granaham Investment Management, Inc.(11)	1,379,179	6.8%	–	–	1.7%
HPS Investment Partners, LLC(12)	1,011,530	5.0%	–	–	1.3%
Redwood Holdco, LP(13)	2,850,990	14.0%	–	–	3.5%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is Chicken Soup for the Soul Entertainment, Inc., P.O. Box 700, Cos Cob, Connecticut 06807.

(2)	Percentage of total voting power represents voting power with respect to all shares of Class A and Class B common stock, as a single class. The holders of Class B common stock are entitled to ten votes per share, and holders of Class A common stock are entitled to one vote per share.

(3)	Mr. Rouhana and Ms. Newmark are married. Each spouse disclaims beneficial ownership of the shares owned by the other spouse.

(4)	Represents (i) 510,108 shares of Class A common stock beneficially owned by an affiliate of Mr. Rouhana, (ii) 2,774,163 Class A common stock beneficially owned by CSS and (iii) all of the shares of Class B common stock owned by CSS. The ultimate parent of CSS is CSS Holdings, which in turn is ultimately controlled by Mr. Rouhana.

(5)	Represents (i) 100,000 shares of Class A common stock purchasable under options that have vested granted under the Company’s 2017 Long-Term Incentive Plan, which are exercisable at $8.08 per share and (ii) 4,250 shares of Class A common stock issuable upon the exercise of Class W Warrants at an exercise price of $7.50 per share.

(6)	Represents 8,750 shares of Class A common stock purchasable under options that have vested granted under the our company’s 2017 Long-Term Incentive Plan, which are exercisable at $22.00 per share.

(7)	Includes (i) 90,620 shares of Class A common stock; (ii) 33,150 shares underlying Class W warrants at an exercise price of $7.50 per share and; (iii) 6,534 shares underlying Class Z warrants at an exercise price of $12.00 per share.

(8)	Includes 53,200 shares of Class A common stock issuable upon the exercise of Class W warrants at an exercise price of $7.50 per share.

(9)	Represents all of the shares beneficially owned by the individuals listed above and as set forth in footnotes (3) through (8) above.

(10)	The business address of Sony Corporation is 7-1, Konan 1-Chome, Minato-ku, Tokyo 108-0075 Japan. Information derived from a Schedule 13D/A filed on November 4, 2019. Includes shares of Class A common stock issuable upon the exercise of warrants to purchase (i) 800,000 shares of Class A Common Stock at an exercise price of $8.13 per share; (ii) 1,200,000 shares of Issuer Class A Common Stock at an exercise price of $9.67 per share; (iii) 380,000 shares of Class A Common Stock at an exercise price of $11.61 per share; and (iv) 1,620,000 shares of Class A Common Stock at an exercise price of $11.61 per share.

(11)	The business address of Granahan Investment Management, Inc.(“Granahan”) is 404 Wyman Street, Suite 460, Waltham, MA 02451. Jane M. White is the President and Chief Executive Officer of Granahan and may be deemed to beneficially own the Class A Common Stock owned by Granahan. Information derived from a Schedule 13G filed on February 14, 2022.

(12)	The business address of HPS Investment Partners, LLC is 40 W. 57th Street, New York, New York 10019.

(13)	The business address of Redwood Holdco, LP is One Manhattanville Road, Suite 201, Purchase, New York 10577.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Policy

Our Code of Ethics requires that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Affiliate Resources and Obligations

CSS License Agreement

We have a trademark and intellectual property license agreement with CSS, which we refer to as the “CSS License Agreement.” Under the terms of the CSS License Agreement, we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the Chicken Soup for the Soul brand and related content, such as stories published in the Chicken Soup for the Soul books. We pay CSS an incremental recurring license fee equal to 4% of our net revenue for each calendar quarter, and a marketing fee of 1% of our net revenue. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% license fee as it relates to Redbox’s net revenues is applied only to certain limited revenue categories.

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

CSS Management Agreement

We have a management services agreement, which we refer to as the “CSS Management Agreement”, in which we pay CSS a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, our senior brand advisor and director, Ms. Newmark, and Mr. Mitchell, our chief financial officer through November 14, 2022 and continues to be the chief financial officer of CSS. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement shall continue on a month-to-month basis until terminated by either of the parties thereto. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% management fee as it relates to Redbox’s net revenues is only applied to certain limited revenue categories.

For the years ended December 31, 2022 and 2021, we recorded $9.2 million and $5.5 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Modification of CSS License Agreement and CSS Management Agreement

In March 2023, we entered into a modification with CSS (the “CSS Agreements Modification”) to each of the CSS Management Agreement and CSS License Agreement, pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that were earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The shares payable with respect to clause (a), above, are being issued promptly following the execution of the CSS Agreements Modification. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned. The shares shall be valued at the higher of (a) $3.05 (which was the highest of our closing price (as reflected on Nasdaq.com) of our Class A common stock on the trading day immediately preceding the signing of the modification, and the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the modification, and (b) the average closing price of our Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately following the filing of the Company’s 10-K for the year ended December 31, 2022.

ITEM 14. Principle Accounting Fees and Services

The following fees were incurred for services rendered by Rosenfield & Co. in years ended December 31, 2021 and 2022:

	Year Ended December 31,
	2021	2022
Audit Fees(1)	$485,000	$670,000
Audit-Related Fees(2)	81,500	76,420
Tax Fees(3)	–	–
All Other Fees	–	–
Total Fees	$566,500	$746,420

(1)	Audit fees consist of fees billed for professional services by Rosenfield & Co. for audit and quarterly review of our consolidated financial statements during the years ended December 31, 2022 and 2021 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by Rosenfield & Co. that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax fees represent the aggregate fees billed for professional services rendered by Rosenfield & Co. for tax compliance, tax advice and tax planning services.

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

April 28, 2023	CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

	By:	/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer