Form 10-Q
period 2023-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2023-05-15
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock outstanding as of May11, 2023 totaled 29,235,269 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	21,580,763
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$5,467,393	$18,738,395
Accounts receivable, net of allowance for doubtful accounts of $1,592,078 and $1,277,597, respectively	149,938,518	113,963,425
Prepaid expenses and other current assets	11,757,709	13,196,180
Operating lease right-of-use assets	15,429,760	16,315,342
Content assets, net	115,036,955	126,090,508
Intangible assets, net	297,808,803	305,425,709
Goodwill	260,969,417	260,748,057
Other assets, net	27,797,720	29,401,793
Total assets	$884,206,275	$883,879,409

LIABILITIES AND EQUITY
Accounts payable	$54,414,979	$50,960,682
Accrued expenses	94,160,793	87,817,015
Due to affiliated companies	5,292,617	3,778,936
Programming obligations	61,591,834	55,883,788
Film library acquisition obligations	31,191,155	39,750,121
Accrued participation costs	45,911,280	28,695,713
Debt, net	499,643,035	479,653,611
Contingent consideration	7,066,699	7,311,949
Put option obligation	6,650,000	11,400,000
Operating lease liabilities	17,104,784	18,079,469
Other liabilities	21,775,004	20,800,186
Total liabilities	844,802,180	804,131,470

Commitments and contingencies (Note 15)

Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 5,113,527 and 4,496,345 shares issued and outstanding, respectively; redemption value of $127,838,175 and $112,408,625, respectively	511	450
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 17,621,244 and 15,621,562 shares issued, 15,198,402 and 13,198,720 shares outstanding, respectively	1,761	1,559
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	373,720,902	355,185,280
Deficit	(306,329,579)	(247,752,446)
Accumulated other comprehensive income	(41,708)	47,528
Class A common stock held in treasury, at cost (2,422,842 and 2,422,842 shares, respectively)	(28,165,913)	(28,165,913)
Total stockholders’ equity	39,186,740	79,317,224
Noncontrolling interests	217,355	430,715
Total equity	39,404,095	79,747,939
Total liabilities and equity	$884,206,275	$883,879,409

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$109,599,293	$29,206,197
Costs and expenses
Operating	96,306,368	22,575,408
Selling, general and administrative	32,763,551	12,816,520
Amortization and depreciation	11,183,717	1,648,258
Management and license fees	7,852,141	2,920,620
Total costs and expenses	148,105,777	39,960,806
Operating loss	(38,506,484)	(10,754,609)

Interest expense	16,666,259	1,310,459
Other non-operating income, net	(694,690)	(201,792)
Loss before income taxes and preferred dividends	(54,478,053)	(11,863,276)
Income tax provision	1,214,151	20,000
Net loss before noncontrolling interests and preferred dividends	(55,692,204)	(11,883,276)
Net loss attributable to noncontrolling interests	(127,662)	(38,385)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(55,564,542)	(11,844,891)
Less: preferred dividends	3,012,591	2,282,069
Net loss available to common stockholders	$(58,577,133)	$(14,126,960)

Net loss per common share:
Basic and diluted	$(2.76)	$(0.92)
Weighted-average common shares outstanding:
Basic and diluted	21,249,105	15,331,743

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(55,692,204)	$(11,883,276)
Other comprehensive income (loss):
Foreign currency translation adjustments	(174,934)	(1,604)
Comprehensive loss attributable to noncontrolling interests	85,698	1,015
Comprehensive loss	$(55,781,440)	$(11,883,865)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2022 (audited)	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$430,715	$79,747,939
Share based compensation - stock options							850,821					850,821
Share based compensation - common stock							63,750					63,750
Issuance of common stock, net			359,831	21			1,887,220					1,887,241
Issuance of preferred stock, net	617,182	61					10,657,221					10,657,282
Stock options exercised												—
Stock issued under ESPP			8,703	18			156,773					156,791
Lincoln Park			500,000	50			1,469,950					1,470,000
Stock issued as payment for management and licensing fees			1,131,148	113			3,449,887					3,450,000
Dividends on preferred stock								(3,012,591)				(3,012,591)
Net loss attributable to noncontrolling interests											(127,662)	(127,662)
Other comprehensive loss, net									(174,934)			(174,934)
Comprehensive loss attributable to noncontrolling interests									85,698		(85,698)	—
Net loss								(55,564,542)				(55,564,542)
Balance, March 31, 2023 (unaudited)	5,113,527	$511	17,621,244	$1,761	7,654,506	$766	$373,720,902	$(306,329,579)	$(41,708)	$(28,165,913)	$217,355	$39,404,095

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock						Subsidiary
			Class A		Class B		Additional		convertible
		Par		Par		Par	Paid-In		Preferred	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock										(8,584,102)		(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net loss attributable to noncontrolling interests											(38,385)	(38,385)
Other comprehensive loss, net									(1,604)			(1,604)
Comprehensive loss attributable to noncontrolling interests									1015		(1,015)	—
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022 (unaudited)	3,830,378	$383	9,423,330	$945	7,654,506	$766	$245,978,573	$(150,589,204)	$(18)	$(21,786,509)	$756,571	$74,361,507

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(55,692,204)	$(11,883,276)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	914,571	996,797
Content asset amortization	27,250,602	4,878,232
Amortization of deferred financing and debt discount costs	1,188,451	149,069
Amortization and depreciation of intangibles, property and equipment	11,183,717	2,004,073
Bad debt and video return expense	1,157,703	581,834
Non-cash payment of management and licensing fees	3,450,000	—
Deferred income taxes	1,179,597	—
Changes in operating assets and liabilities:
Trade accounts receivable	(37,132,796)	(1,915,460)
Prepaid expenses and other assets	2,044,671	(950,440)
Content assets	(9,273,675)	(24,906,339)
Accounts payable, accrued expenses and other payables	21,676,983	1,638,507
Film library acquisition and programming obligations	(50,920)	8,394,383
Accrued participation costs	17,215,567	5,795,134
Other liabilities	(1,179,464)	2,170,050
Net cash used in operating activities	(16,067,197)	(13,047,436)
Cash flows from Investing Activities:
Expenditures for property and equipment	(441,300)	(612,813)
Business combination, net of cash acquired	—	(6,672,474)
Increase in due from affiliated companies	—	(684,946)
Net cash used in investing activities	(441,300)	(7,970,233)
Cash flows from Financing Activities:
Principal payments on debt	—	(22,130)
Repurchase of common stock	—	(8,584,102)
Payment of contingent consideration	(245,250)	(2,100,195)
Payment of put option obligation	(4,750,000)	—
Acquisition of noncontrolling interests	—	(750,000)
Payments of revolving loan	(353,984)	—
Payments on capital leases	(572,056)	—
Payments on film acquisition advances	(3,463,791)	—
Proceeds from issuance of Class A common stock	3,514,032	—
Proceeds from issuance of preferred stock	10,657,282	1,288,739
Proceeds from revolving loan	—	4,350,014
Proceeds from film acquisition advances	—	6,796,000
Increase (decrease) in due to affiliated companies	1,513,681	(489,959)
Dividends paid to preferred stockholders	(2,887,485)	(2,255,888)
Net cash provided (used) by financing activities	3,412,429	(1,767,521)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(174,934)	(1,604)
Net decrease in cash, cash equivalents and restricted cash	(13,271,002)	(22,786,794)
Cash, cash equivalents and restricted cash at beginning of period	18,738,395	44,286,105
Cash, cash equivalents and restricted cash at end of the period	$5,467,393	$21,499,311

Supplemental data:
Cash paid for interest	$1,811,376	$1,151,636
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$1,292,717	$410,935
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$—	$2,228,680
Non-cash film acquisition advance	$9,723,374	$—
PIK interest increase in HPS debt	$13,518,091	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, that provides premium content to value conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the U.S., with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with approximately 180 channels as well as a transaction video-on-demand (TVOD) service. To provide original and exclusive content to its viewers, the company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul (CSS) brand name. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For some 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 30,600 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to approximately 180 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the Company CEO Mr. William J. Rouhana, Jr, and has historically operated and reported as one segment the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of March 31, 2023, the Company has a deficit of $306.3 million and for the three months ended March 31, 2023, the Company had a net loss attributable to common stockholders of $58.6 million.

The Company believes that with the cash on hand, anticipated operational cash flows, together with equity and or debt offerings in 2023, including the issuance of common and preferred shares, additional film financings, and the ability to enter into an asset-based lending facility (up to $40 million permitted under our HPS credit facility subject to lender’s consent) will be sufficient to meet the Company’s cash requirements beyond the next twelve months from the release of this report. The Company monitors cash flow liquidity, its capital base, operational spending, and leverage ratios with the long-term goal of maintaining Company credit worthiness.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, estimated film ultimate revenues, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for net deferred income taxes and amortization of programming and film library costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications

Certain amounts have been reclassified to conform to the current period’s presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include restricted cash of $3.4 million at March 31, 2023 and $3.7 million at December 31, 2022. See Note 11 for additional information.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are recognized using the straight-line method over the following approximate useful lives:

Useful Life
Redbox kiosks and components	3 - 5 years
Computers and software	2 - 3 years
Leasehold improvements (shorter of life of asset or remaining lease term)	3 - 6 years
Office furniture and equipment	5 - 7 years
Vehicles	3 - 4 years

The value of the Company’s property and equipment as of March 31, 2023 and December 31, 2022 is included in Other assets, net on the Consolidated Balance Sheets and is as follows (in thousands):

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31,	December 31,
	2023	2022
Redbox kiosks and components	$13,408,450	$13,707,512
Computers and software	16,046,448	13,857,011
Leasehold improvements (shorter of life of asset or remaining lease term)	5,119,077	5,119,077
Office furniture and equipment	1,287,104	1,287,104
Vehicles	2,752,708	2,747,604
Property and equipment, at cost	38,613,787	36,718,308
Accumulated depreciation and amortization	(14,635,996)	(11,570,457)
Property and equipment, net	$23,977,791	$25,147,851

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

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $13.2 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2023 and December 31, 2022, $7.3 million was deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of March 31, 2023 and December 31, 2022, $2.1 million and $2.3 million, respectively, of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2022 (fiscal year 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption did not have a direct material impact on our financial statements.

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

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock units and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued an aggregate of approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox. Included in the Class A common stock were 199,231 shares issued in connection with the acceleration and settlement of outstanding Redbox’s restricted stock units, or RSUs. The preliminary fair value of the Redbox RSUs was $2.9 million, of which $0.7 million was associated with services rendered prior to the acquisition and the remaining $2.2 million was expensed upon the acceleration of vesting immediately following the completion of the acquisition. The results of operations and financial position of Redbox are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s transaction costs of $17.5 million were expensed as incurred in the merger and transaction costs on the Consolidated Statement of Operations for the year ended December 31, 2023.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550
Accounts receivable	17,704,843
Content library	21,241,822
Prepaid expenses and other assets	16,726,998
Property and equipment	15,504,940
Right-of-use assets	7,183,735
Intangible assets(1)	291,200,000
Goodwill	215,506,176
Total assets acquired	597,990,064

Liabilities assumed:
Debt	359,854,921
Accounts payable and accrued expenses	91,809,662
Operating lease liabilities	7,183,736
Financing lease liabilities	2,241,304
Other liabilities	66,895,293
Total liabilities assumed	527,984,916

Net assets acquired	$70,005,148
(1)	The weighted-average useful life of the intangible assets acquired is approximately 14 years.

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

The identifiable intangible assets included customer relationships, technology and trade names and are being amortized on a straight-line basis ranging from 3 years to 15 years. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2037, a tax rate of 25%, a discount rate of 11% - 12%, and a royalty rate of 2%. The technology intangible asset was valued using the estimated replacement cost method. Goodwill is attributable to the workforce of Redbox as well as expected future growth into new and existing markets and approximately $7.9 million is deductible for income tax purposes.

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

Three Months Ended
March 31, 2022
Net revenue	$92,433,197
Net loss	$(41,531,960)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pro forma net loss for the three months ended March 31, 2022 reflect adjustments primarily related to acquisition costs, interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results would have been if the acquisition had been completed at the beginning of the period.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to acquisitions included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31, 2023
	Redbox	1091	Total
Net revenue	$43,324,584	$11,569,815	$54,894,399
Net income (loss)	$(28,195,183)	$2,314,413	$(25,880,770)

	Three Months Ended March 31, 2022
	Redbox	1091	Total
Net revenue	$—	$1,412,172	$1,412,172
Net income (loss)	$—	$47,314	$47,314

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended March 31,
		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$34,611,586	32%	$21,347,363	73%
Retail	32,259,454	29%	—	0%
Licensing and other	42,728,253	39%	7,858,834	27%
Net revenue	$109,599,293	100%	$29,206,197	100%

VOD and streaming

VOD and streaming revenue is generated as the Company exhibits content through the Crackle Plus and Redbox streaming services including AVOD, FAST and TVOD platforms available via connected TV’s, smartphones, tablets, gaming consoles and the web through our owned and operated platforms, as well as third-party platforms. The Company generates streaming revenues for our networks in three primary ways, selling advertisers video ad inventory on our AVOD and FAST streaming services, selling advertisers the ability to present content to our viewers, often with fewer commercials, and selling advertisers product and content integrations and sponsorships related to our original productions, as well as revenues from our direct-to-consumer TVOD platform. In addition, this revenue source includes third-party streaming platform license revenues, including TVOD, AVOD, FAST and SVOD related revenues.

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

Contract balances include the following:

	March 31,	December 31,
	2023	2022
Accounts receivable, net	$37,692,883	$39,467,049
Contract assets (included in accounts receivable)	112,245,635	74,496,376
Total accounts receivable, net	$149,938,518	$113,963,425

Deferred revenue (included in accrued expenses)	$(15,930,089)	$(12,043,508)

During the three months ending March 31, 2023, the Company has a customer who represents 44% of the total revenue. As of March 31, 2023 the same customer represented 32% of the total accounts receivable, net.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2023 and 2022, the Company recognized $850,821 and $933,047 respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity as of March 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2022	1,511,046	$14.89	3.15	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2023	1,511,046	$14.89	2.90	$—

Vested and exercisable at December 31, 2022	889,623	$14.02	2.62	$—
Vested and exercisable at March 31, 2023	1,020,228	$14.09	2.48	$—

As of March 31, 2023 the Company had unrecognized pre-tax compensation expense of $4,407,402 related to non-vested stock options under the Plan of which $2,456,796, $1,778,937, and $171,669 will be recognized in 2023, 2024 and 2025, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Three Months Ended March 31,
Weighted Average Assumptions:	2023(a)	2022
Expected dividend yield	—%	—%
Expected equity volatility	—%	65.6%
Expected term (years)	—	5
Risk-free interest rate	—%	1.58%
Exercise price per stock option	$—	$11.80
Market price per share	$—	$11.80
Weighted average fair value per stock option	$—	$6.55

(a) There were no stock options granted during the three months ended March 31, 2023.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For each of the March 31, 2023 and 2022, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750.

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

Basic and diluted loss per share is computed as follows:

	Three Months Ended March 31,
	2023	2022
Net loss available to common stockholders	$(58,577,133)	$(14,126,960)

Basic weighted-average common shares outstanding	21,249,105	15,331,743
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	21,249,105	15,331,743

Basic and diluted loss per share	$(2.76)	$(0.92)

Anti-dilutive stock options and warrants	59,785	502,339

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Content Assets, net

Content assets, net consists of the following:

	March 31,	December 31,
	2023	2022
Original productions:	(unaudited)
Programming costs released	$31,171,924	$31,081,500
In production	1,070,230	806,009
In development	8,982,139	8,377,649
Accumulated amortization (a)	(32,141,671)	(31,651,552)
Programming costs, net	9,082,622	8,613,606

Film library:
Film library acquisition costs	218,600,207	208,982,878
Accumulated amortization (b)	(145,379,349)	(125,967,305)
Film library costs, net	73,220,858	83,015,573

Licensed program rights:
Programming rights	61,909,308	56,288,723
Accumulated amortization	(29,175,833)	(21,827,394)
Programming rights, net	32,733,475	34,461,329

Content assets, net	$115,036,955	$126,090,508

(a) As of March 31, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $0 and $10,352,207, respectively.

(b) As of March 31, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $0 and $8,595,099, respectively.

Original productions programming costs consist primarily of episodic television programs which are available for distribution through a variety of platforms, including Crackle. Amounts capitalized include development costs, production costs and direct production overhead costs.

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

Amortization of content assets is as follows:

	Three Months Ended
	March 31,
	2023	2022
Original productions	$490,119	$303,414
Film library	19,412,044	4,363,238
Licensed program rights	7,348,439	211,580
Total content asset amortization	$27,250,602	$4,878,232

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2023 and 2022, the Company did not record any impairments related to content assets.

Note 9 – Intangible Assets and Goodwill

Intangible assets, net, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
March 31, 2023:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	10,411,020	—	8,395,984
Crackle Plus partner agreements	4,005,714	3,104,428	—	901,286
Distribution network	3,600,000	2,200,000	—	1,400,000
Locomotive contractual rights	1,206,870	609,558	—	597,312
1091 intangible assets	2,810,000	1,119,444	—	1,690,556
Redbox - Trade names and trademarks	82,700,000	3,294,165	—	79,405,835
Redbox - Technology	30,800,000	2,699,999	—	28,100,001
Redbox - Customer Relationships	177,700,000	8,862,917	—	168,837,083
Popcornflix brand value	3,663,943	183,197	—	3,480,746
Total definite lived intangibles	327,001,801	34,192,998	—	292,808,803
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$332,001,801	$34,192,998	$—	$297,808,803

December 31, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	9,739,341	—	9,067,663
Crackle Plus partner agreements	4,005,714	2,904,143	—	1,101,571
Distribution network	3,600,000	1,900,000	—	1,700,000
Locomotive contractual rights	1,206,870	484,477	—	722,393
1091 intangible assets	2,810,000	861,111	—	1,948,889
Redbox - Trade names and trademarks	82,700,000	2,067,500	—	80,632,500
Redbox - Technology	30,800,000	1,650,000	—	29,150,000
Redbox - Customer Relationships	177,700,000	5,261,250	—	172,438,750
Popcornflix brand value	7,163,943	—	3,500,000	3,663,943
Total definite lived intangibles	330,501,801	26,576,092	3,500,000	300,425,709
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$335,501,801	$26,576,092	$3,500,000	$305,425,709

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense was $7,616,906 and $1,449,218 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 amortization expense for the next five years is expected be:

2023	$23,182,699
2024	29,275,033
2025	27,124,226
2026	24,716,973
2027	23,709,455
Beyond	164,800,417
Total	$292,808,803

Total goodwill on our Condensed Consolidated Balance Sheets was $260,969,417 and $260,748,057 as of March 31, 2023 and December 31, 2022, respectively, and is comprised of the following:

	March 31, 2023
	Online Networks	Distribution & Production	Redbox
Beginning balance	$18,911,027	$26,552,214	$215,284,816
Adjustments	—	—	221,360
Acquisitions	—	—	—
Total	$18,911,027	$26,552,214	$215,506,176

	December 31, 2022
	Online Networks	Distribution & Production	Redbox
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	5,476,711	215,284,816
Total	$18,911,027	$26,552,214	$215,284,816

The Company is still assessing the goodwill allocation associated with its acquisition of Redbox between its reporting units. There was no impairment recorded related to goodwill and intangible assets in the three months ended March 31, 2023 and 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Leases

At March 31, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to our operating and finance leases.

	March 31,	December 31,
	2023	2022
Right-of-Use Assets
Operating lease right-of-use assets	$15,429,760	$16,315,342

Lease Liabilities:
Operating lease liabilities	$17,104,784	$18,079,469

Finance Lease cost
Amortization of right-of-use assets	$532,048	$827,191
Interest of lease liabilities	25,660	35,633
Total finance lease cost	$557,708	$862,824

	March 31,	December 31,
	2023	2022
Operating leases
Weighted average remaining lease term	5.7 years	5.9 years
Weighted average discount rate	7%	7%
Finance Leases
Weighted average remaining lease term	1.1 years	1.1 years
Weighted average discount rate	4%	4%

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

For the three months ended March 31, 2023, and 2022, rent expense including short-term leases was $1.8 million and $0.5 million, respectively. Cash paid for amounts included in operating lease liabilities was $1.3 million as of March 31, 2023.

The expected future payments relating to our operating and finance lease liabilities at March 31, 2023 are as follows:

	Operating	Financing
2023	$3,660,757	$869,888
2024	4,195,546	812,201
2025	3,675,921	553,762
2026	2,104,048	210,579
2027	1,643,022	—
Thereafter	5,230,326	—
Total minimum payments	20,509,620	2,446,430
Less amounts representing interest	3,404,836	302,206
Present value of minimum payments	$17,104,784	$2,144,224

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Debt

Debt for the periods presented was as follows:

	March 31,	December 31,
	2023	2022
HPS term	$346,190,093	$335,342,705
HPS revolving loan	85,033,038	82,362,336
Notes due 2025	44,855,900	44,855,900
Film acquisition advances	34,097,148	27,837,565
MUFG Union Bank film financing facility	6,223,259	6,577,243
Other debt	2,581,539	3,204,255
Total gross debt	518,980,977	500,180,004
Less: debt issuance costs and discounts	(19,337,942)	(20,526,393)
Total debt, net	499,643,035	479,653,611
Less: current portion	(17,276,235)	(18,798,515)
Total long-term debt, net	$482,366,800	$460,855,096

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

Interest is payable on the Senior Facilities entirely in cash or, for a period of up to 18 months, could be paid by increasing the principal amount of the Senior Facilities (PIK Interest), or through a combination of cash and PIK Interest. The applicable margin for borrowings under the HPS Term Loan and Revolving Credit Facility is 7.25% plus the greater of SOFR or 1.0% per annum. In addition, the loan contains an unused line fee of 3.625% per annum. Interest and fees on the loan are payable in arrears on the payment dates and on the maturity of the loan. The maturity of the revolving credit facility is 30 months or February 11, 2025 and the term loan is 5 years or August 11, 2027. Beginning in August of 2024 the Company may be subject to quarterly payments based upon any excess cash flow.

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

Since August 11, 2022, the Company has elected to PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. The total outstanding debt had net book value of $431.2 million ($346.2 million under a term loan and $85.0 million under a revolving credit facility). The total PIK interest of $25.5 million has been deferred and compounded and added to the principal balance including an additional $13.5 million during the three months ended March 31, 2023.

Dividend Restrictions & Covenants

The Credit Agreement contains certain customary affirmative covenants and negative covenants, including a limitation on the Company’s ability to pay dividends on its Class A Common Stock or make other restricted payments. The covenant prohibiting dividends and other restricted payments has certain limited exceptions, including customary overhead, legal, accounting and other professional fees and expenses; taxes; customary salary, bonus and other benefits.

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

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $2.9 million as of March 31, 2023. Additionally, there is a letter of credit arrangement of $0.3 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $3.3 million as of March 31, 2023.

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

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance was $6.5 million and $6.1 million, respectively. Subsequently, the “Term Sheet,” was amended such that the remaining balance is payable in four installments due within the year 2023. All other terms shall remain unaffected.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $33.1 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of March 31, 2023 and December 31, 2022, the outstanding balance was $27.6 million and $21.7 million, respectively.

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

MUFG Union Bank Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Union Bank (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film Financing Facility as of December 31, 2022. Borrowings outstanding under the Union Film Financing Facility as of the merger at August 11, 2022 and at December 31, 2022 was $6.6 million and as of March 31, 2023 $6.2 million.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The film financing facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Film Financing Facility was 7.61% as of March 31, 2023. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of March 31, 2023, the expected aggregate maturities of debt for each of the next five years are as follows:

2023	$17,276,236
2024	20,935,084
2025	134,382,816
2026	196,748
2027	346,190,093
Beyond	—
Total	$518,980,977

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on November 7, 2025 (“Put Election Period”). In February 2023, MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by May 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD. As of March 31, 2023 the Company has paid $4,750,000 and will pay the remaining balance during the remainder of the year. Upon payment, the Company will own 100% of CSS AVOD.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2023, the 5% interest in CSS AVOD, Inc. consists of the following,

March 31,
2023
Put Option Obligation	$6,650,000
Noncontrolling Interests	94,247
Total	$6,744,247

Note 13 – Income Taxes

For the three months ended March 31, 2023, the Company’s effective income tax rate was (2.3%), which differed from the federal statutory rate of 21.0% primarily due to the Company’s valuation allowance and state income taxes. For the three months ended March 31, 2022, the Company’s effective income tax rate was a benefit of 0.0% primarily due to the Company’s valuation allowance and state income taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At March 31, 2023, the Company determined that a portion of its deferred tax assets are not more likely than not to be realized. The Company maintains a valuation allowance against the net operating loss carryovers of A Sharp and Pivot Share, since it was determined that it is more likely than not, based on available objective evidence, that these separate filing jurisdictions would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets.

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

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At March 31, 2023, CSS directly owns 100% of the Company’s Class B common stock. CSS ownership of Class B common stock represents an ownership interest of 32.8% of the total outstanding common stock and 83.0% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The Company issued 1,131,148 shares of Class common stock as of March 31, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.

For the three months ended March 31, 2023 and 2022, the Company recorded management and license fees of $7,852,141 and $2,920,620, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs. As of March 31, 2023 and December 31, 2022, the intercompany payable, with affiliated companies is as follows:

	March 31,	December 31,
	2023	2022
Due to affiliated companies	$5,292,617	$3,778,936
Total due to/due from affiliated companies	$5,292,617	$3,778,936

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties. For the three  months ended March 31, 2023 and 2022 the amount of revenue recognized was $0 and $0, respectively. At March 31, 2023 and December 31, 2022, the Company had accounts receivable of $3.5 million and $4.8 million, respectively.

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

As of March 31, 2023, the Company had $138.7 million of content obligations, comprised of $31.2 million in film library acquisition obligations, $61.6 million of programming obligations and $45.9 million of accrued participation costs.

As of December 31, 2022, the Company had $124.3 million of content obligations, comprised of $39.8 million in film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments are expected to be

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

fulfilled in the normal course of business. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of March 31, 2023 is presented in the following table:

	Total	2023	2024	2025 and thereafter
Minimum estimated content commitments	$94,076,995	$82,017,445	$12,059,550	$—

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $7,006,699 at March 31, 2023. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participations on a slate of development projects. See Notes 4 and 12 for additional information.

Legal and Other Matters

The Company is not presently a party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on its business, financial condition, operating results, or cash flows. However, any legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on our business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations in the future.

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

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At March 31, 2023, the Company had $3,474,299 of authorization remaining under the stock repurchase program. During the three months ended March 31, 2023, the Company has not repurchased any shares of Class A Common Stock.

At the Market Offerings

During the three months ended March 31, 2023, the Company completed the sale of an aggregate of 617,182 shares of Series A preferred stock, generating net proceeds of $10,657,282. During the three months ended March 31, 2022, the Company completed the sale of an aggregate of 52,060 shares of Class A preferred stock, generating net proceeds of $1,288,739.

During the three months ended March 31, 2023, the Company completed the sale of an aggregate of 359,831 shares of Class A common stock, generating net proceeds of $1,887,256.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Shares Issued In Lieu of Payment

In March of 2023, the Company issued 1,131,148 shares of Class A common stock to its parent in lieu of $3,450,000 cash for fees due under the CSS Management Agreement and the CSS License Agreement. See Note 14, for more information.

Common Stock Purchase Agreement

On March 12, 2023, the Company, entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $50,000,000 of shares (the “Purchase Shares”) of the Company’s Class A common stock (the “Class A common stock”) over the thirty-six (36) month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

As of March 31, 2023 the Company sold 500,000 shares of Class A common stock to Lincoln Park for net proceeds of $1,470,000.

Warrants

Warrant activity for the three months ended March 31, 2023 is as follows:

						Weighted
					Weighted	Average
					Average	Remaining
	Outstanding			Outstanding	Exercise	Contract
Warrants	at December 31, 2022	Issued	Exercised	at March 31, 2023	Price	Term (Yrs.)
Class W	526,362	—	—	526,362	$7.50	0.25
Class Z	123,109	—	—	123,109	12.00	1.25
CSSE Class I	800,000	—	—	800,000	8.13	1.12
CSSE Class II	1,200,000	—	—	1,200,000	9.67	1.12
CSSE Class III-A	380,000	—	—	380,000	11.61	1.12
CSSE Class III-B	1,620,000	—	—	1,620,000	11.61	1.12
Redbox Public (CSSEL) (1)	1,039,183	—	—	1,039,183	132.18	3.57
Redbox Private (1)	339,065	—	—	339,065	132.18	3.57
Total	6,027,719	—	—	6,027,719	$30.54	1.61

(1)	The number of warrants is shown on an as converted basis based on exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The public warrants expire five years after issuance (October 24, 2026) or earlier upon redemption or liquidation.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3,473,184. As of March 31, 2023 the fair market value of the warrants was $0.03 or $35,697.

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

Net revenue generated in the United States accounted for approximately 55% and 80% of total net revenue for three months ended March 31, 2023 and 2022, respectively. All of the Company’s long-lived assets are based in the United States.

Note 18 – Subsequent Event

On March 31, 2023, the Company announced the pricing of an underwritten public offering of its Class A common stock. On April 3, 2023 the company issued 4,688,015 shares of its Class A common stock at a price of $2.30 per share, resulting in net proceeds of $10.4 million. The Company intends to use the proceeds of this offering for general corporate purposes and working capital, including payment of an aggregate of approximately $3.8 million due to CSS under the CSS Management Agreement and CSS License Agreement for 2022.

The Company evaluated subsequent events through the date these consolidated financial statements were issued, and determined there were no reportable subsequent events other than the above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (“Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	our merger with Redbox Entertainment Inc.;
●	we have and may continue to incur losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividends and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production, acquisition or availability of new content for our distribution and kiosk rental network, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;

●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

Overview

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with approximately 180 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 30,600 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The company’s best-in-class ad sales organization (formerly known as Crackle Plus) is now known to advertisers as Crackle Connex, a sales platform of unique scale and differentiated reach. Crackle Connex combines the ad inventory of our owned-and-operated networks and inventory with over 20 other premium AVOD partners who have chosen us to represent them in the marketplace. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to almost 70,000 content assets. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

Our AVOD services boast approximately 60 million monthly active users and are distributed through every major distribution platform including Roku, Amazon Fire TV, Samsung, Vizio, Xbox, PlayStation and many more. Our consumers view content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Bros. Discovery, Disney and more than 100 other production and distribution companies, as well as through our media partners. Crackle is among the most watched ad-supported independent VOD streaming services and has multiple branded FAST networks, all of which offer consumers free TV series and movies. Crackle is known for premium original and acquired content that delivers audiences of scale across a demographic spectrum.

Through our recently launched Chicken Soup for the Soul AVOD streaming service and FAST channel, we offer original and acquired unscripted lifestyle and scripted series and theatrical content that appeals to women and families.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of approximately 30,600 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to approximately 180 linear channels. Chicken Soup for the Soul

Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Plus, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

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

For the three months ended March 31, 2023 and 2022, our net revenue was approximately $109.6 million and $29.2 million, respectively. Our Adjusted EBITDA for three months ended March 31, 2023 and 2022 was $20.1 million and $3.6 million, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during three months ended March 31, 2023 and 2022, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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
●

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended March 31,
	2023	2022

Net loss available to common stockholders	$(58,577,133)	$(14,126,960)
Preferred dividends	3,012,591	2,282,069
Net loss attributable to noncontrolling interests	(127,662)	38,385
Income tax (benefit) provision	1,214,151	20,000
Other taxes	252,879	80,372
Interest expense(a)	16,666,259	1,310,459
Film library amortization and related costs(b)	40,875,543	9,687,024
Share-based compensation expense(c)	914,571	996,797
Expense for bad debt and video returns	1,157,703	581,834
Amortization and depreciation(d)	11,183,717	2,004,073
Other non-operating income, net(e)	(694,690)	(201,792)
Non-cash settlement of management and licensing fees	3,450,000	—
Transitional expenses and other non-recurring costs(f)	747,105	989,832
Adjusted EBITDA	$20,075,034	$3,662,093

(a)	Includes amortization of deferred financing costs of $1,188,451 and $149,069 for the three months ended March 31, 2023 and 2022, respectively,
(b)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(d)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e)	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(f)	Represents transitional and integration costs primarily associated with business combinations . Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead as well as legal, consulting, accounting and other non-recurring operating costs.

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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Redbox, Crackle and Chicken Soup for the Soul. We also generate revenues from Redbox Free Live TV, a free ad-supported streaming television (FAST) service as well as a transactional video-on-demand (TVOD) service Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD, and new digital media platforms worldwide. We also generate revenues through our kiosk business as fees charged to rent or purchase a movie at kiosks as well as service revenues. Additionally, we derive revenue from production services, as well as executive produce fees on produced content.

Operating costs

Our operating costs are derived from platform costs which are related to the various expenses incurred by the Company to support and maintain our AVOD & TVOD digital streaming services. These costs are comprised of hosting and bandwidth costs, website traffic costs, royalty fees, and music costs and content fees. Also, included in operating costs are advertisement representation fees earned by our advertising representation partners (“Ad Rep Partners”), content partners and license fees payable to third parties and the related amortization associated with programming rights. With regards to distribution and production services, included in our operating costs is the amortization of capitalized programming and film library costs relating to both television and short-form online videos as well as film library costs, distribution costs, film profit participation, revenue shares related to distribution agreements and costs associated with production services. For original productions and film rights acquired, we record the operating costs based on the individual-film-forecast method. This method requires costs to be amortized in the proportion that the current period’s revenue bears to management’s estimate of ultimate revenue expected to be recognized from each production or film. We have a growing list of independent production companies that we work with. We generally acquire distribution rights of our films covering periods of ten or more years.

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

Management and License Fees – Affiliate Company

We pay management fees of five percent (5%) of net revenues to CSS pursuant to the CSS Management Agreement as amended. CSS provides us with the operational expertise of its personnel, and we also receive other services, including accounting, legal, marketing, management, data access and back-office systems, office space and equipment usage. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

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

In March 2023, we entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The shares payable with respect to clause (a), we issued 1,131,148 shares of our Class A common stock. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2022

Revenue

The following table presents revenue by revenue source for the three months ended March 31, 2023 and 2022 and for the period-over-period dollar and percentage changes:

	Three Months Ended March 31,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$34,611,586	33%	$21,347,363	73%	$13,264,223	62%
Retail	32,259,454	29%	—	—%	32,259,454	100%
Licensing and other	42,728,253	39%	7,858,834	27%	34,869,419	444%
Net revenue	$109,599,293	100%	$29,206,197	100%	$80,393,096	275%

Our net revenue increased by $80.4 million or 275% for the three months ended March 31, 2023, compared to 2022.

VOD and streaming revenue increased $13.3 million or 44% for the three months ended March 31, 2023, compared to 2022. The change is related to an increase of $11.6 million in higher streaming revenues, principally related to the Redbox direct to consumer TVOD service and a $1.7 million increase in combined advertising revenues.

Retail revenue for the three months ended March 31, 2023 is entirely from the Redbox merger that closed on August 11, 2022. Redbox has had fewer than expected highly promoted theatrical releases of consequence since our acquisition. This resulted in lower revenues than expected. Looking forward, we anticipate strong growth in the number of consequential theatrical releases starting in the second quarter of 2023 and continuing for the remainder of the year. Growth in kiosk revenues in 2023 will be driven not only by an increase in the number of theatrical releases and an increase in box office, reflective of the strength in the anticipated movie slate, but also by the consistent weekly cadence of theatrical releases. We believe the combination of these aforementioned factors, along with studios increasing promotion of their 40 movie slates and returning to/valuing the home-video window to maximize their revenues, positions kiosk rentals for growth in 2023.

Licensing and other revenue increased $34.9 million or 444% for the three months ended March 31, 2023. The increase is related to higher net international licensing revenues of $38.1 million, principally related to an international AVOD licensing agreement across Screen Media’s film library in the quarter, partially offset by lower production revenues of $3.2 million.

The impact of acquisitions, including Redbox and 1091 Pictures contributed $47.1 million or 43% of total revenue in the quarter.

Costs & Expenses

The following table presents operating costs line items for the three months ended March 31, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of
	2023	Total	2022	Total	Change Period over Period
Operating:
Content amortization and other costs	$62,233,931	65%	$13,153,679	58%	$49,080,252	373%
Revenue share and partner fees	2,638,194	2%	4,212,588	19%	(1,574,394)	(37)%
Distribution and platform costs	31,434,243	33%	5,209,141	23%	26,225,102	503%
Total operating	$96,306,368	100%	$22,575,408	100%	$73,730,960	327%

Our operating costs increased by $73.7 million for the three months ended March 31, 2023.

The increase in content amortization and other costs primarily relates to $37.6 million in higher amortization and participations, consistent with additional revenues from Redbox and 1091 acquisitions, inclusive of increased digital streaming on Redbox’s TVOD platform and an increase international licensing deal across Screen Media library properties. Additionally, there was $2.3 million higher licensing costs related to third party content on Crackle Plus.

Revenue share and partner fees are lower by $1.6 million mostly due to a decrease in ad rep costs of $1.4 million.

The increase in distribution and platform costs of $26.2 million principally relates to the merger with Redbox of $25.7 million.

Acquisitions account for $47.2 million of total Operating costs, including Redbox’s direct product costs of $18.7 million and direct operating expenses of $17.7 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	March 31,		Change
	2023	2022	Period over Period
Compensation expense	$21,512,405	$7,405,968	$14,106,437	190%
Share-based compensation	914,571	996,797	(82,226)	(8)%
Professional fees	3,845,898	1,600,723	2,245,175	140%
Public company expenses	293,146	198,991	94,155	47%
Bad debt expense	351,004	(1,004)	352,008	(35,061)%
Other operating expenses	5,846,527	2,615,045	3,231,482	124%
Total Selling, General and Administrative Expenses	$32,763,551	$12,816,520	$19,947,031	156%

The increase in compensation expense of $14.1 million was due compensation expenses related to the acquisitions of Redbox and 1091 Media in 2022.

Professional fees increased by $2.3 million which was almost exclusively due to additional costs incurred by Redbox.

Other operating expenses increased by $3.2 million in the three months ended March 31, 2023 compared to 2022. This increase was primarily related to additional overhead costs of $2.3 million from Redbox.

Amortization and Depreciation

	Three Months Ended March 31,		Change
	2023	2022	Period over Period
Amortization and depreciation	$11,183,717	$1,648,258	$9,535,459	579%

Amortization and depreciation expense increased by $9.5 million principally due to the increase in acquired intangibles from our acquisitions during 2022.

Management and License Fees

	Three Months Ended March 31,		Change
	2023	2022	Period over Period
Management and license fees	$7,852,141	$2,920,620	$4,931,521	169%

The management and license fees increased $4.9 million or 169% for the three months ended March 31, 2023 due to the increase in eligible revenue growth over 2022.

Interest Expense

Interest expense increased $15.4 million for the three months ended March 31, 2023, compared to 2022. The increase is related to a higher average outstanding debt balance during 2023, principally related to the assumption of the HPS debt from Redbox and film acquisition advances.

Other Non-Operating Income, net

Other non-operating income, net increased $0.5 million for the three months ended March 31, 2023 as compared to 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the three months ended March 31, 2023 and 2022 was (2.3)% and 0%, respectively, and our income tax expense was $1.2 million and $0.0 million for each of the respective periods. Our effective rate is impacted primarily by the Company’s valuation allowance and state income taxes. See Note 13 for more information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, operating cash inflows and financing activities. As of March 31, 2023, we had cash and cash equivalents of $5.5 million, which includes $3.4 million of restricted cash. Our total gross debt outstanding was $519.0 million as of March 31, 2023, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $431.2 million under our HPS Credit Facility, $6.2 million under our Union Bank revolving credit facility, $34.1 million on our Film Acquisition Advances and additional debt of $2.6 million for capital leases and other debt financing.

During the first quarter of 2023 Debt, net of debt issuance costs, increased $20.0 million primarily due to our election to PIK the interest under our HPS credit facility, which allows us the ability to PIK our interest payments through February 11, 2024. The amount of principal due in the next twelve months is approximately $17.3 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the three months ended March 31, 2023, the Company completed the sale of an aggregate of 617,182 shares of Series A Preferred Stock, for net proceeds of $10.7 million, pursuant to an “At the Market Issuance.”

During the three months ended March 31, 2023, the Company completed the sale of an aggregate of 359,831 shares of Class A Common Stock, for net proceeds of $1.9 million, pursuant to an At the Market Issuance.

On March 12, 2023 we entered into a purchase commitment, and raised $1.5 million in March of 2023, with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the three months ended March 31, 2023 and 2022. Total dividends declared during the three months ended March 31, 2023 and 2022 were $3.0 million and $2.3 million, respectively.

Cash Flows

Our cash and cash equivalents balance were $5.5 million as of March 31, 2023 and $18.7 million as of December 31, 2022.

Cash flow information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(16,067,197)	$(13,047,436)
Investing activities	$(441,300)	$(7,970,233)
Financing activities	$3,412,429	$(1,767,521)

Operating Activities

Net cash used in operating activities was $16.1 million and $13.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in operating activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 was primarily due to a $6.1 million decrease in net loss adjusted for the exclusion of non-cash items and a $3.1 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $9.4 million for the three months ended March 31, 2023 as compared to a net loss adjusted for the exclusion of non-cash items of $3.3 million for the three months ended March 31, 2022. The increase in the net loss adjusted for non-cash items was primarily due to a $43.8 million increase in net loss offset $46.3 million increase in net non-cash items driven by an increase in content asset amortization, and amortization and depreciation of intangibles, property, and equipment.

The effect of changes in operating assets and liabilities was a decrease of $6.7 million for the three months ended March 31, 2023 compared to a decrease of $9.8 million for the three months ended March 31, 2022. The most significant drivers contributing to this decrease relate to the following:

•

Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations decreased less than $100 thousand for the three months ended March 31, 2023 compared to an increase of $8.4 million for the three months ended March 31, 2022.

•   Changes in the content assets primarily due to decreased premium content investment in our licensed programming rights and our film library. Content assets decreased $9.3 million for the three months ended March 31, 2023 compared to a $24.9 million decrease for the three months ended March 31, 2022.

•	Changes in trade accounts receivable decreased primarily due to the timing of payments as well as the increase in revenues. These costs decreased $37.1 million during the three months ended March 31, 2023 compared to a $1.9 million decrease during the three months ended March 31, 2022.
•	Changes in accounts payable, accrued expenses and other payable increased primarily due to the timing of payments. These costs increased $21.7 million during the three months ended March 31, 2023 compared to a $1.6 million increase during the three months ended March 31, 2022.

Investing Activities

For the three months ended March 31, 2023, our investing activities had net cash used totaling $0.4 million for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations.

For the three months ended March 31, 2022, our investing activities required a net use of cash totaling $8.0 million. This increase was due to $6.7 million of net cash used to fund the 1091 Media acquisition, a $0.7 million increase in our due from affiliated companies’ balance driven by our parent company’s central cash management system through which from time to time funds are transferred to meet liquidity needs and are settled on an ongoing basis and $0.6 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

Financing Activities

For the three months ended March 31, 2023, our financing activities provided cash totaling $3.4 million. This increase was primarily due to the $14.2 million in net proceeds from the at-the-market preferred and common stock offerings. The proceeds were offset by the partial payment of our put option obligation in the amount of $4.8 million, payments on film acquisition advances of $3.5 million, dividends on preferred stock of $2.9 million, and payments of our contingent consideration of $0.3 million.

For the three months ended March 31, 2022, our financing activities required a net use of cash totaling $1.8 million. This decrease was primarily due to the repurchase of common stock in the amount of $8.6 million, a $2.3 million payment of dividends to preferred stockholders, a $2.1 million payment of contingent consideration related to the Sonar acquisition, purchasing the remaining equity interest in Landmark Studio Group for $0.8 million and a $0.5 million decrease in our due-to affiliated companies’ balance. The aforementioned decreases were offset by $6.8 million in proceeds from the film acquisition advances, $4.4 million in net proceeds related to the revolving loan with Midcap Financial Trust and $1.3 million in net proceeds from the at-the-market preferred stock offerings during the period.

Anticipated Cash Requirements

We believe that an anticipated increase in our operating cash flows in 2023, our cash on hand, the equitization of up to $12.75 million of future CSS Management and License fees in Class A common stock as defined, together with a combination of equity and/or debt financings in 2023, will be adequate to meet our known operational cash needs. We have and intend to continue to utilize several sources to raise capital including the following:

●	in April 2023 we closed on an underwritten public offering of Class A common stock that provided net proceeds of $10.4 million,
●	our At-The-Market equity offerings,
●	we entered into a purchase commitment, and raised $1.5 million in March of 2023 with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines,
●	we regularly engage in normal course content financings to fund a portion of our content distribution rights acquisitions through various financing partners,
●	since our merger with Redbox, we have, and continue to have the ability to PIK our interest payments under our HPS credit facility through February 11, 2024. Also, as permitted under the credit facility, we have the ability to enter into up to a $40 million dollar asset-based lending facility secured by our accounts receivable with HPS’s consent.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our critical accounting policies, judgments and estimates, since December 31, 2022.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. These commitments are expected to be fulfilled in the normal course of business. For further information, see Note 15 in our unaudited financial statements at March 31, 2023 and our audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2022.

Effect of Inflation and Changes in Prices

The Company is beginning to see impacts of inflation in various areas of its business, including but not limited to, the cost of content, fuel, labor, parts, and insurance. The Company expects to see inflationary pressures to continue into 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, the Company has interest rate risk related to approximately $437.4 million of variable rate debt that is payable over 30 months to 5 years. A 1% increase in interest rates would increase our annual run-rate interest expense by approximately $4.4 million. We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established disclosure controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the control system are met, and no evaluation of controls can provide absolute assurance of all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, March 31, 2023, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2022.

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

/s/ Jason Meier
Jason Meier
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 15, 2023	(Principal Executive Officer)