Form 10-Q
period 2023-06-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2023-08-14
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Common Stock outstanding as of August 10, 2023 totaled 31,382,275 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	23,727,769
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash	$6,917,111	$18,738,395
Accounts receivable, net of allowance for doubtful accounts of $1,872,302 and $1,277,597, respectively	159,316,288	113,963,425
Prepaid expenses and other current assets	9,044,398	13,196,180
Operating lease right-of-use assets	14,549,978	16,315,342
Content assets, net	109,708,725	126,090,508
Intangible assets, net	290,025,906	305,425,709
Goodwill	261,322,774	260,748,057
Other assets, net	27,714,084	29,401,793
Total assets	$878,599,264	$883,879,409

LIABILITIES AND EQUITY
Accounts payable	$65,156,863	$50,960,682
Accrued expenses	93,694,320	87,817,015
Due to affiliated companies	4,022,477	3,778,936
Programming obligations	58,228,000	55,883,788
Film library acquisition obligations	30,189,206	39,750,121
Accrued participation costs	46,333,084	28,695,713
Debt, net	511,902,350	479,653,611
Contingent consideration	6,866,449	7,311,949
Put option obligation	4,400,000	11,400,000
Operating lease liabilities	16,127,975	18,079,469
Other liabilities	22,868,837	20,800,186
Total liabilities	859,789,561	804,131,470

Commitments and contingencies (Note 15)

Stockholders' Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 5,556,605 and 4,496,345 shares issued and outstanding, respectively; redemption value of $138,915,125 and $112,408,625, respectively	555	450
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 26,003,931 and 15,621,562 shares issued, 23,581,089 and 13,198,720 shares outstanding, respectively	2,579	1,559
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	396,992,240	355,185,280
Deficit	(350,061,978)	(247,752,446)
Accumulated other comprehensive income	(70,969)	47,528
Class A common stock held in treasury, at cost (2,422,842 and 2,422,842 shares, respectively)	(28,165,913)	(28,165,913)
Total stockholders’ equity	18,697,280	79,317,224
Noncontrolling interests	112,423	430,715
Total equity	18,809,703	79,747,939
Total liabilities and equity	$878,599,264	$883,879,409

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$79,910,063	$37,636,947	$189,509,356	$66,843,144
Costs and expenses
Operating	65,285,767	31,596,524	161,592,135	54,171,932
Selling, general and administrative	24,556,530	17,373,018	57,320,081	30,189,538
Amortization and depreciation	10,995,085	1,680,443	22,178,802	3,328,701
Management and license fees	4,926,349	3,763,695	12,778,490	6,684,315
Total costs and expenses	105,763,731	54,413,680	253,869,508	94,374,486
Operating loss	(25,853,668)	(16,776,733)	(64,360,152)	(27,531,342)

Interest expense	17,901,099	2,022,770	34,567,358	3,333,229
Other non-operating income, net	(1,370,495)	(279,405)	(2,065,185)	(481,197)
Loss before income taxes and preferred dividends	(42,384,272)	(18,520,098)	(96,862,325)	(30,383,374)
Income tax provision	(1,898,687)	14,000	(684,536)	34,000
Net loss before noncontrolling interests and preferred dividends	(40,485,585)	(18,534,098)	(96,177,789)	(30,417,374)
Net loss attributable to noncontrolling interests	(76,942)	(142,350)	(204,604)	(180,735)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(40,408,643)	(18,391,748)	(95,973,185)	(30,236,639)
Less: preferred dividends	3,323,756	2,391,442	6,336,347	4,673,511
Net loss available to common stockholders	$(43,732,399)	$(20,783,190)	$(102,309,532)	$(34,910,150)

Net loss per common share:
Basic and diluted	$(1.50)	$(1.39)	$(4.07)	$(2.30)
Weighted-average common shares outstanding:
Basic and diluted	29,171,223	14,950,458	25,163,744	15,152,222

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(40,485,585)	$(18,534,098)	$(96,177,789)	$(30,417,374)
Other comprehensive income (loss):
Foreign currency translation adjustments	(57,251)	(25,008)	(232,185)	(26,612)
Comprehensive loss attributable to noncontrolling interests	27,990	13,712	113,688	14,727
Comprehensive loss	$(40,514,846)	$(18,545,394)	$(96,296,286)	$(30,429,259)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2022 (audited)	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$430,715	$79,747,939
Share based compensation - stock options							850,821					850,821
Share based compensation - common stock							63,750					63,750
Issuance of common stock, net			359,831	21			1,887,220					1,887,241
Issuance of preferred stock, net	617,182	61					10,657,221					10,657,282
Stock issued under ESPP			8,703	18			156,773					156,791
Lincoln Park			500,000	50			1,469,950					1,470,000
Stock issued as payment for management and licensing fees			1,131,148	113			3,449,887					3,450,000
Dividends on preferred stock								(3,012,591)				(3,012,591)
Net loss attributable to noncontrolling interests											(127,662)	(127,662)
Other comprehensive loss, net									(174,934)			(174,934)
Comprehensive loss attributable to noncontrolling interests									85,698		(85,698)	-
Net loss								(55,564,542)				(55,564,542)
Balance, March 31, 2023 (unaudited)	5,113,527	$511	17,621,244	$1,761	7,654,506	$766	$373,720,902	$(306,329,579)	$(41,708)	$(28,165,913)	$217,355	$39,404,095
Share based compensation - stock options							594,613					594,613
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	443,078	44					6,281,767					6,281,811
Issuance of common stock, net			7,978,888	778			15,099,661					15,100,439
Net loss attributable to noncontrolling interests											(76,942)	(76,942)
Stock issued as payment for management and licensing fees			403,799	40			1,231,547					1,231,587
Other comprehensive loss, net									(57,251)			(57,251)
Comprehensive loss attributable to noncontrolling interests									27,990		(27,990)	-
Dividends on preferred stock								(3,323,756)				(3,323,756)
Net loss								(40,408,643)				(40,408,643)
Balance, June 30, 2023 (unaudited)	5,556,605	$555	26,003,931	$2,579	7,654,506	$766	$396,992,240	$(350,061,978)	$(70,969)	$(28,165,913)	$112,423	$18,809,703

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock										(8,584,102)		(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net loss attributable to noncontrolling interests											(38,385)	(38,385)
Other comprehensive loss, net									(1,604)			(1,604)
Comprehensive loss attributable to noncontrolling interests									1,015		(1,015)	-
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022 (unaudited)	3,830,378	$383	9,423,330	$945	7,654,506	$766	$245,978,573	$(150,589,204)	$(18)	$(21,786,509)	$756,571	$74,361,507
Share based compensation - stock options							894,108					894,108
Share based compensation - common stock							63,750					63,750
Issuance of common stock			155,871	16			1,120,403					1,120,419
Issuance of preferred stock, net	112,770	11					2,727,469					2,727,480
Common stock issued under employee stock purchase plan			12,133	1			89,825					89,826
Shares issued to directors			16,998	2			(2)					-
Purchase of treasury stock										(5,371,920)		(5,371,920)
Net loss attributable to noncontrolling interests											(142,350)	(142,350)
Other comprehensive loss, net									(25,008)			(25,008)
Comprehensive loss attributable to noncontrolling interests									13,712		(13,712)	-
Dividends on preferred stock								(2,391,442)				(2,391,442)
Net loss								(18,391,748)				(18,391,748)
Balance, June 30, 2022 (unaudited)	3,943,148	$394	9,608,332	$964	7,654,506	$766	$250,874,126	$(171,372,394)	$(11,314)	$(27,158,429)	$600,509	$52,934,622

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(96,177,789)	$(30,417,374)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	1,572,934	1,954,655
Content asset impairment and amortization	40,438,142	15,145,637
Amortization of deferred financing and debt discount costs	1,899,265	366,748
Amortization and depreciation of intangibles, property and equipment	22,178,802	5,044,338
Bad debt and video return expense	2,070,544	1,274,127
Non-cash settlement of management and licensing fees	4,681,587	—
Non-cash addition to long term debt	27,716,581	—
Deferred income taxes	(584,033)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(47,423,407)	(3,905,533)
Prepaid expenses and other assets	4,779,512	(1,339,116)
Content assets	(17,132,985)	(58,810,149)
Accounts payable, accrued expenses and other payables	18,738,083	8,406,731
Film library acquisition and programming obligations	(3,009,309)	29,970,417
Accrued participation costs	17,637,371	7,365,711
Other liabilities	701,190	2,145,770
Net cash used in operating activities	(21,913,512)	(22,798,038)
Cash flows from Investing Activities:
Expenditures for property and equipment	(3,113,500)	(1,254,747)
Business combination, net of cash acquired	—	(6,672,474)
Net cash used in investing activities	(3,113,500)	(7,927,221)
Cash flows from Financing Activities:
Principal payments on debt	—	(179,996)
Repurchase of common stock	—	(13,956,022)
Payment of contingent consideration	(445,500)	(5,054,700)
Payment of put option obligation	(7,000,000)	—
Acquisition of noncontrolling interests	—	(750,000)
Payments on capital leases	(964,705)	—
Proceeds from 9.50% notes due 2025, net	—	11,094,946
Payments on film acquisition advances	(7,825,947)	—
Proceeds from issuance of Class A common stock	18,614,471	1,210,245
Proceeds from issuance of preferred stock	16,939,093	4,016,219
Proceeds from revolving loan	—	5,406,518
Proceeds from film acquisition advances	—	10,129,999
Increase (decrease) in due to affiliated companies	243,541	2,655,577
Dividends paid to preferred stockholders	(6,123,040)	(4,623,833)
Net cash provided (used) by financing activities	13,437,913	9,948,953
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(232,185)	(26,612)
Net decrease in cash, cash equivalents and restricted cash	(11,821,284)	(20,802,918)
Cash, cash equivalents and restricted cash at beginning of period	18,738,395	44,286,105
Cash, cash equivalents and restricted cash at end of the period	$6,917,111	$23,483,187

Supplemental data:
Cash paid for interest	$3,092,790	$2,634,140
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$547,379	$180,764
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$—	$2,228,680
Non-cash settlement of management and licensing fees	$4,681,587	$—
Non-cash film acquisition advance	$11,130,768	$2,876,000
PIK interest increase in HPS debt	$27,716,581	$—

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

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For some 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 28,500 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to approximately 180 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the Company CEO Mr. William J. Rouhana, Jr, and has historically operated and reported as one segment the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Financial Condition and Liquidity

As of June 30, 2023, the Company has a deficit of $350.1 million and for the three and six months ended June 30, 2023, the Company had a net loss attributable to common stockholders of $43.7 million and $102.3 million, respectively.

The current cash position and available capital resources as compared to current obligations will require the Company to raise significant additional capital through one or more financing transactions if it experiences a delay in collecting its accounts receivable. Such financing transactions could include accounts receivable financing, asset sales, or sales of equity or debt, or a combination of the foregoing transactions. The Company believes that such transactions are available on commercially reasonable terms, and it is in active negotiations with respect to one or more such transactions. There can be no assurance, however, that the Company will be successful in consummating any such transaction for the net proceeds required or at all. Additionally, the Company has been actively involved in cost reduction initiatives to reduce forward operating expenses and to improve operational cash flow. Further, the parent company, CSS, has agreed that upon request of the board of directors, it will defer payment of any and all cash portions of the fees payable by us to CSS under the CSS Management Agreement and CSS License Agreement for up to 12 months. There can be no assurance that the efforts to reduce operating costs and other obligations, together with the capital raising initiatives, will prove successful overall. If the Company is not successful, it may need to curtail growth initiatives or certain operations and could suffer loss of certain content vendor and distribution relationships and other adverse consequences. The Company is also exploring strategic initiatives including certain asset sales or a strategic sale of the Company and the board of directors will be forming a strategic initiatives committee to evaluate transactions that management believes are currently available to our company.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Based on the Company’s financial position at June 30, 2023, history of recurring losses and negative operational cash flows, along with debt maturities and interest payments in the next 12 months we reviewed the Company’s ability to continue as a going concern. Our forecasted cash flows indicated a short-fall in cash flows in the assessment period and thus management has alleviated that short-fall by accelerating the collection of long-dated receivables, obtained  commitments to factor account receivables, put in place pans to further reduce future operating costs as well as, received a commitment from CSS, upon request of our board of directors, on relief of future cash management fees for up to 12 months.  The combination of these, together with equity and/or debt financings, that we believe are available to us on commercially reasonable terms, will be adequate to meet our known operational cash needs over the next twelve months.

The Company intends to continue to utilize several sources to raise capital including the following:

●	in April 2023, the Company closed on an underwritten public offering of Class A common stock that provided net proceeds of $10.4 million,
●	our At-The-Market equity offerings, including sale of Class A common and preferred shares,
●	the Company entered a purchase commitment, and raised $1.5 million in March of 2023 with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines,
●	the Company regularly engages in normal course content financings to fund a portion of its content distribution rights acquisitions through various financing partners,
●	since the merger with Redbox, the Company continues to have the ability to PIK our interest payments under the HPS credit facility through February 11, 2024. Also, as permitted under the credit facility, the Company has the ability to enter into up to a $40 million dollar asset-based lending facility secured by our accounts receivable with HPS’s consent. Finally, the Company has the ability to factor accounts receivable and sell certain assets subject to defined terms under the credit agreement.

The Company monitors its cash flow, working capital, capital base, operational spending, and leverage ratios with the long-term goal of maintaining our credit worthiness. If required to access debt or equity financing for our operating needs, the Company may incur additional debt and/or issue preferred stock or Class A common stock, which could serve to materially increase our liabilities and/or cause dilution to existing holders. There can be no assurance that the Company would be able to access debt or equity financing if required on a timely basis or at all or on terms that are commercially reasonable. If the Company should be required to obtain debt or equity financing and are unable to do so on the required terms, its operations and financial performance could be materially adversely affected.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, estimated film ultimate revenues, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for net deferred income taxes and amortization of programming and film library costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications

Certain amounts have been reclassified to conform to the current period’s presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include restricted cash of $3.4 million at June 30, 2023 and $3.7 million at December 31, 2022. See Note 11 for additional information.

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

The value of the Company’s property and equipment as of June 30, 2023 and December 31, 2022 is included in Other assets, net on the Consolidated Balance Sheets and is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Redbox kiosks and components	$13,200,210	$13,707,512
Computers and software	18,190,174	13,857,011
Leasehold improvements (shorter of life of asset or remaining lease term)	5,119,077	5,119,077
Office furniture and equipment	1,287,104	1,287,104
Vehicles	2,850,275	2,747,604
Property and equipment, at cost	40,646,840	36,718,308
Accumulated depreciation and amortization	(17,197,547)	(11,570,457)
Property and equipment, net	$23,449,293	$25,147,851

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

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $12.6 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2023 and December 31, 2022, $7.4 million and $7.3 million, respectively, were deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of June

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

30, 2023 and December 31, 2022, $2.0 million and $2.3 million, respectively, of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

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

On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock units and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued an aggregate of approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox. Included in the Class A common stock were 199,231 shares issued in connection with the acceleration and settlement of outstanding Redbox’s restricted stock units, or RSUs. The preliminary fair value of the Redbox RSUs was $2.9 million, of which $0.7 million was associated with services rendered prior to the acquisition and the remaining $2.2 million was expensed upon the acceleration of vesting immediately following the completion of the acquisition. The results of operations and financial position of Redbox are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s transaction costs of $17.5 million were expensed as incurred in the merger and transaction costs on the Consolidated Statement of Operations for the year ended December 31, 2022.

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

Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550
Accounts receivable	17,629,843
Content library	21,241,822
Prepaid expenses and other assets	16,448,641
Property and equipment	15,504,940
Right-of-use assets	7,183,735
Intangible assets(1)	291,200,000
Goodwill	215,859,533
Total assets acquired	597,990,064

Liabilities assumed:
Debt	359,854,921
Accounts payable and accrued expenses	91,809,662
Operating lease liabilities	7,183,736
Financing lease liabilities	2,241,304
Other liabilities	66,895,293
Total liabilities assumed	527,984,916

Net assets acquired	$70,005,148
(1)	The weighted-average useful life of the intangible assets acquired is approximately 14 years.

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

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Net revenue	$103,631,039	$196,064,236
Net loss	$(69,284,040)	$(110,816,000)

Pro forma net loss for the three and six months ended June 30, 2022 reflect adjustments primarily related to acquisition costs, interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results would have been if the acquisition had been completed at the beginning of the period.

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

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to acquisitions included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30, 2023
	Redbox	1091	Total
Net revenue	$42,943,214	$6,523,948	$49,467,162
Net income (loss)	$(25,023,177)	$1,119,144	$(23,904,033)

	Three Months Ended June 30, 2022
	Redbox	1091	Total
Net revenue	$—	$4,843,063	$4,843,063
Net income (loss)	$—	$(268,973)	$(268,973)

	Six Months Ended June 30, 2023
	Redbox	1091	Total
Net revenue	$86,267,798	$18,093,763	$104,361,561

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Net income (loss)	$(53,218,360)	$3,433,557	$(49,784,803)

	Six Months Ended June 30, 2022
	Redbox	1091	Total
Net revenue	$-	$6,255,235	$6,255,235
Net income (loss)	$-	$(221,659)	$(221,659)

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended June 30,
		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$31,723,589	40%	$29,510,365	78%
Retail	30,960,409	38%	—	0%
Licensing and other	17,226,065	22%	8,126,582	22%
Net revenue	$79,910,063	100%	$37,636,947	100%

	Six Months Ended June 30,

		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$66,335,175	35%	$50,857,728	76%
Retail	63,219,863	33%	—	0%
Licensing and other	59,954,318	32%	15,985,416	24%
Net revenue	$189,509,356	100%	$66,843,144	100%

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

Licensing and other

Licensing and other revenue included in this revenue source is generated as the Company licenses movies and television series worldwide, through Screen Media Ventures and 1091 Pictures, through license agreements across channels, including theatrical and home video. Additionally, Licensing and other also includes the sale of content, other revenue related to the Company’s intellectual property, and content services revenue, including development, non-writing executive producer fees and production services.

Contract balances include the following:

	June 30,	December 31,
	2023	2022
Accounts receivable, net	$33,453,692	$39,467,049
Contract assets (included in accounts receivable)	125,862,596	74,496,376
Total accounts receivable, net	$159,316,288	$113,963,425

Deferred revenue (included in accrued expenses)	$(15,944,129)	$(12,043,508)

During the three months ending June 30, 2023, customer A represented 31% of the total revenue. During the six months ending June 30, 2023, customers A and B represented 13% and 22% of the total revenue, respectively. As of June 30, 2023 customers A and B represented 15% and 26%, respectively, of the total accounts receivable, net.

As of December 31, 2022 customers C and D represented 14% and 12%, respectively, of the total accounts receivable, net.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended June 30, 2023 and 2022, the Company recognized $594,613 and $894,108, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized $1,445,434 and $1,827,155, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options activity through June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2022	1,511,046	$14.89	3.15	$—
Granted	—	—	—	—
Forfeited	(37,000)	19.27	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2023	1,474,046	$14.62	2.64	$—

Vested and exercisable at December 31, 2022	889,623	$14.02	2.62	$—
Vested and exercisable at June 30, 2023	1,053,417	$14.35	2.31	$—

As of June 30, 2023 the Company had unrecognized pre-tax compensation expense of $3,419,758 related to non-vested stock options under the Plan of which $1,540,470, $1,709,556, and $169,732 will be recognized in 2023, 2024 and 2025, respectively.

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Six Months Ended June 30,
Weighted Average Assumptions:	2023(a)	2022
Expected dividend yield	—%	—%
Expected equity volatility	—%	68.3%
Expected term (years)	—	5
Risk-free interest rate	—%	2.62%
Exercise price per stock option	$—	$8.83
Market price per share	$—	$8.83
Weighted average fair value per stock option	$—	$4.95

(a) There were no stock options granted during the six months ended June 30, 2023.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended June 30, 2023 and 2022, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750. For the six months ended June 30, 2023 and 2022, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $127,500.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive and are not included. There were no anti-dilutive stock options or warrants for the three and six month periods ending June 30, 2023.

Basic and diluted loss per share is computed as follows:

	Three Months Ended June 30,
	2023	2022
Net loss available to common stockholders	$(43,732,399)	$(20,783,190)

Basic weighted-average common shares outstanding	29,171,223	14,950,458
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	29,171,223	14,950,458

Basic and diluted loss per share	$(1.50)	$(1.39)

	Six Months Ended June 30,
	2023	2022
Net loss available to common stockholders	$(102,309,532)	$(34,910,150)

Basic weighted-average common shares outstanding	25,163,744	15,152,222
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	25,163,744	15,152,222

Basic and diluted loss per share	$(4.07)	$(2.30)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Content Assets, net

Content assets, net consists of the following:

	June 30,	December 31,
	2023	2022
Original productions:
Programming costs released	$31,164,062	$31,081,500
In production	1,711,071	806,009
In development	9,360,440	8,377,649
Accumulated amortization (a)	(32,458,465)	(31,651,552)
Programming costs, net	9,777,108	8,613,606

Film library:
Film library acquisition costs	222,145,902	208,982,878
Accumulated amortization (b)	(151,066,417)	(125,967,305)
Film library costs, net	71,079,485	83,015,573

Licensed program rights:
Programming rights	65,211,646	56,288,723
Accumulated amortization	(36,359,514)	(21,827,394)
Programming rights, net	28,852,132	34,461,329

Content assets, net	$109,708,725	$126,090,508

(a) As of June 30, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $10,352,207 and $10,352,207, respectively.

(b) As of June 30, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $12,236,701 and $8,595,099, respectively.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization of content assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Original productions	$316,794	$760,109	$806,913	$2,917,904
Film library	2,045,465	7,807,244	21,457,510	13,743,925
Licensed program rights	7,183,681	170,052	14,532,120	26,091
Content asset impairment	—	—	3,641,602	—
Total content asset amortization	$9,545,940	$8,737,405	$40,438,145	$16,687,920

During the three and six months ended June 30, 2023 the Company recorded content impairments of $3,641,602. During the three and six months ended June 30, 2022, the Company did not record any impairments related to content assets.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Intangible Assets and Goodwill

Intangible assets, net, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
June 30, 2023:
Crackle Plus content rights	$1,708,270	$1,708,270	$-	$-
Crackle Plus brand value	18,807,004	11,082,700	-	7,724,304
Crackle Plus partner agreements	4,005,714	3,304,714	-	701,000
Distribution network	3,600,000	2,500,000	-	1,100,000
Locomotive contractual rights	1,206,870	685,622	-	521,248
1091 intangible assets	2,810,000	1,377,778	-	1,432,222
Redbox - Trade names and trademarks	82,700,000	4,824,167	-	77,875,833
Redbox - Technology	30,800,000	3,850,000	-	26,950,000
Redbox - Customer Relationships	177,700,000	12,276,250	-	165,423,750
Popcornflix brand value	7,163,943	366,394	3,500,000	3,297,549
Total definite lived intangibles	330,501,801	41,975,895	3,500,000	285,025,906
Chicken Soup for the Soul Brand	5,000,000	-	-	5,000,000
Total indefinite lived intangibles	5,000,000	-	-	5,000,000
Total	$335,501,801	$41,975,895	$3,500,000	$290,025,906

December 31, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	9,739,341	—	9,067,663
Crackle Plus partner agreements	4,005,714	2,904,143	—	1,101,571
Distribution network	3,600,000	1,900,000	—	1,700,000
Locomotive contractual rights	1,206,870	484,477	—	722,393
1091 intangible assets	2,810,000	861,111	—	1,948,889
Redbox - Trade names and trademarks	82,700,000	2,067,500	—	80,632,500
Redbox - Technology	30,800,000	1,650,000	—	29,150,000
Redbox - Customer Relationships	177,700,000	5,261,250	—	172,438,750
Popcornflix brand value	7,163,943	—	3,500,000	3,663,943
Total definite lived intangibles	330,501,801	26,576,092	3,500,000	300,425,709
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$335,501,801	$26,576,092	$3,500,000	$305,425,709

Amortization expense was $7.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $15.4 million  and 3.2 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 amortization expense for the next five years is expected be:

Remainder of 2023	$15,399,802
2024	29,275,033
2025	27,124,226
2026	24,716,973
2027	23,709,455
Beyond	164,800,417
Total	$285,025,906

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total goodwill on our Condensed Consolidated Balance Sheets was $261.3 million and $260.7 million as of June 30, 2023 and December 31, 2022, respectively, and is comprised of the following:

	June 30, 2023
	Online Networks	Distribution & Production	Redbox
Beginning balance	$18,911,027	$26,552,214	$215,284,816
Adjustments	—	—	574,717
Total	$18,911,027	$26,552,214	$215,859,533

	December 31, 2022
	Online Networks	Distribution & Production	Redbox
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	—	5,476,711	215,284,816
Total	$18,911,027	$26,552,214	$215,284,816

The Company is still assessing the goodwill allocation associated with its acquisition of Redbox between its reporting units. There was no impairment recorded related to goodwill and intangible assets in the six months ended June 30, 2023 and 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Leases

At June 30, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to our operating and finance leases.

	June 30,	December 31,
	2023	2022
Right-of-Use Assets
Operating lease right-of-use assets	$14,549,978	$16,315,342

Lease Liabilities:
Operating lease liabilities	$16,127,975	$18,079,469

Finance Lease cost
Amortization of right-of-use assets	$997,195	$827,191
Interest of lease liabilities	59,238	35,633
Total finance lease cost	$1,056,433	$862,824

	June 30,	December 31,
	2023	2022
Operating leases
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	7%	7%
Finance Leases
Weighted average remaining lease term	2.3 years	1.1 years
Weighted average discount rate	5%	4%

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

For the three months ended June 30, 2023, and 2022, rent expense including short-term leases was $1.7 million and $0.8 million, respectively, and $3.5 million and $1.3 million, for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in operating lease liabilities was $2.6 million as of June 30, 2023.

The expected future payments relating to our operating and finance lease liabilities at June 30, 2023 are as follows:

	Operating	Financing
Remainder of 2023	$2,397,348	$539,908
2024	4,195,546	1,017,604
2025	3,675,921	762,930
2026	2,104,048	415,065
2027	1,643,022	3,316
Thereafter	5,230,326	—
Total minimum payments	19,246,211	2,738,823
Less amounts representing interest	3,118,236	206,497
Present value of minimum payments	$16,127,975	$2,532,326

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 – Debt

Debt, net for the periods presented was as follows:

	June 30,	December 31,
	2023	2022
HPS term	$357,576,139	$335,342,705
HPS revolving loan	87,845,483	82,362,336
Notes due 2025	44,855,900	44,855,900
Film acquisition advances	31,696,179	27,837,565
MUFG Bank, LTD film financing facility	6,023,449	6,577,243
Other debt	2,532,325	3,204,255
Total gross debt	530,529,475	500,180,004
Less: debt issuance costs and discounts	(18,627,125)	(20,526,393)
Total debt, net	511,902,350	479,653,611
Less: current portion	(23,087,645)	(18,798,515)
Total long-term debt, net	$488,814,705	$460,855,096

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Since August 11, 2022, the Company has elected to PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. The total outstanding debt had a net book value of $445.4 million ($357.6 million under a term loan and $87.8 million under a revolving credit facility). The total PIK interest of $39.6 million has been deferred and compounded and added to the principal balance including an additional $27.7 million during the six months ended June 30, 2023.

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

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $2.9 million as of June 30, 2023. Additionally, there is a letter of credit arrangement of $0.3 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $3.2 million as of June 30, 2023.

9.50% Notes Due 2025

On July 17, 2020, the Company completed a public offering of 9.50% Notes due 2025 (the “Notes”) in the aggregate principal amount of $21,000,000. On August 5, 2020, the Company sold an additional $1,100,000 of July Notes pursuant to the partial exercise of the overallotment option. The Notes bear interest at 9.50% per annum, payable every June 30, June 30, September 30, and December 31, and at maturity. The Notes mature on July 31, 2025.

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

The 9.50% Notes are not secured by any of our assets. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness, such as any new loan facility or other indebtedness to which we grant a security interest, including our film acquisition advances and our MUFG Bank, LTD film financing facility.

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. As of June 30, 2023 and December 31, 2022, the outstanding balance was $6.5 million and $6.1 million, respectively. Subsequently, the facility was amended such that the remaining balance is payable in four installments due within the year 2023. All other terms shall remain unaffected.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $33.1 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of June 30, 2023 and December 31, 2022, the outstanding balance was $25.2 million and $21.7 million, respectively.

MUFG Bank, LTD Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Bank, LTD (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financing Facility as of December 31, 2022. Borrowings outstanding under the Union Film Financing Facility as of the merger at August 11, 2022 and at December 31, 2022 was $6.6 million and as of June 30, 2023 $6.0 million.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or SOFR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus 0.50%, and (iii) daily one month SOFR plus 1.10%. The film financing facility borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus an applicable margin. The borrowing interest rate for the Union Film Financing Facility was 7.94% as of June 30, 2023. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of June 30, 2023, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2023	$15,644,433
2024	20,154,760
2025	136,764,049
2026	387,012
2027	357,579,221
Beyond	—
Total	$530,529,475

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on November 7, 2025 (“Put Election Period”). In February 2023, MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by May 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD. As of June 30, 2023 the Company has paid $7,000,000 and under an amendment and modification to the Put Option will pay the remaining balance during the remainder of the year. Upon payment, the Company will own 100% of CSS AVOD.

As of June 30, 2023, the 5% interest in CSS AVOD, Inc. consists of the following,

June 30,
2023
Put Option Obligation	$4,400,000
Noncontrolling Interests	94,247
Total	$4,494,247

Note 13 – Income Taxes

For the six months ended June 30, 2023, the Company’s effective income tax rate was 0.7%, which differed from the federal statutory rate of 21.0% primarily due to the Company’s valuation allowance and state income taxes. For the six months ended June 30, 2022, the Company’s effective income tax rate was a benefit of 0.0% primarily due to the Company’s valuation allowance and state income taxes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At June 30, 2023, the Company determined that a portion of its deferred tax assets are not more likely than not to be

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

realized. The Company maintains a valuation allowance against the net operating loss carryovers of A Sharp and Pivot Share, since it was determined that it is more likely than not, based on available objective evidence, that these separate filing jurisdictions would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets.

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

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At June 30, 2023, CSS directly owns 100% of the Company’s Class B common stock and 3,177,962 shares of the Company’s Class A common stock. On a combined basis CSS has an ownership interest of 34.7% of the total outstanding common stock and 79.6% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. The Company issued 1,534,947 shares of Class common stock as of June 30, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share. As of June 30, 2023, $8.1 million of future management and license fees will be offset by Class A common stock.

For the three and six months ended June 30, 2023 and 2022, the Company recorded management and license fees of $4,926,349 and $12,778,490, respectively, and $3,763,695 and $6,684,315, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs. As of June 30, 2023 and December 31, 2022, the intercompany payable, with affiliated companies is as follows:

	June 30,	December 31,
	2023	2022
Due to affiliated companies	$4,022,477	$3,778,936
Total due to/due from affiliated companies	$4,022,477	$3,778,936

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties. For the three and six  months ended June 30, 2023 and 2022 the amount of revenue recognized was $0 and $0, respectively. At June 30, 2023 and December 31, 2022, the Company had accounts receivable of $3.5 million and $4.8 million, respectively.

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

As of June 30, 2023, the Company had $134.7 million of content obligations, comprised of $30.2 million in film library acquisition obligations, $58.2 million of programming obligations and $46.3 million of accrued participation costs.

As of December 31, 2022, the Company had $124.3 million of content obligations, comprised of $39.8 million in film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments are expected to be fulfilled in the normal course of business. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of June 30, 2023 is presented in the following table:

	Total	2023	2024	2025 and thereafter
Minimum estimated content commitments	$73,829,738	$60,656,588	$13,173,150	$—

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $6.9 million at June 30, 2023. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participations on a slate of development projects. See Note 12 for additional information.

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

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At June 30, 2023, the Company had $3,474,299 of authorization remaining under the stock repurchase program. During the six months ended June 30, 2023, the Company has not repurchased any shares of Class A Common Stock.

At the Market Offerings

During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 1,060,260 shares of Series A preferred stock, generating net proceeds of $16,938,093. During the six months ended June 30, 2022, the Company completed the sale of an aggregate of 164,830 shares of Class A preferred stock, generating net proceeds of $4,016,219

During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 3,375,897 shares of Class A common stock, generating net proceeds of $5,820,404.

Shares Issued In Lieu of Payment

During the six months ended June 30, 2023, the Company issued 1,534,947 shares of Class A common stock to its parent in lieu of $4,681,587 cash for fees due under the CSS Management Agreement and the CSS License Agreement. See Note 14, for more information.

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

As of June 30, 2023 the Company sold 500,000 shares of Class A common stock to Lincoln Park for net proceeds of $1,470,000.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

Warrant activity for the six months ended June 30, 2023 is as follows:

							Weighted
						Weighted	Average
						Average	Remaining
	Outstanding				Outstanding	Exercise	Contract
Warrants	at December 31, 2022	Issued	Exercised	Expired	at June 30, 2023	Price	Term (Yrs.)
Class W	526,362	—	—	(526,362)	—	$—	—
Class Z	123,109	—	—	—	123,109	12.00	1.00
CSSE Class I	800,000	—	—	—	800,000	8.13	0.87
CSSE Class II	1,200,000	—	—	—	1,200,000	9.67	0.87
CSSE Class III-A	380,000	—	—	—	380,000	11.61	0.87
CSSE Class III-B	1,620,000	—	—	—	1,620,000	11.61	0.87
Redbox Public (CSSEL) (1)	1,039,183	—	—	—	1,039,183	132.18	3.32
Redbox Private (1)	339,065	—	—	—	339,065	132.18	3.32
Total	6,027,719	—	—	(526,362)	5,501,357	$32.75	1.49

(1)	The number of warrants is shown on an as converted basis based on exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3,473,184. As of June 30, 2023 the fair market value of the warrants was $0.02 or $24,946.

Note 17 – Segment Reporting and Geographic Information

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment and currently operates in the United States and internationally.

Net revenue generated in the United States accounted for approximately 99% and 82% of total net revenue for three months ended June 30, 2023 and 2022, respectively, and 74% and 84% of total net revenue for six months ended June 30, 2023 and 2022, respectively. All of the Company’s long-lived assets are based in the United States.

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

Important factors that may affect our actual results include:

●	continued integration of our merger with Redbox Entertainment Inc. following our August 2022 acquisition,
●	continued slowdowns in movie studio releases caused by union strikes, COVID, and other extraordinary factors;
●	the continued incurrence of losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividends and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	any unavailability or inability to secure necessary financing, including accounts receivable factoring financing, other financing, asset sales or other strategic alternatives, to service payables and other operating costs in the ordinary course of business, including content agreements, as maybe needed in the near term;
●	difficult conditions in the economy generally and our industry specifically resulting from writers’ union and other union strikes and the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production, acquisition or availability of new content for our distribution and kiosk rental network, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or

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

Overview

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with approximately 180 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 28,500  kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The company’s best-in-class ad sales organization (formerly known as Crackle Plus) is now known to advertisers as Crackle Connex, a sales platform of unique scale and differentiated reach. Crackle Connex combines the ad inventory of our owned-and-operated networks and inventory with over 20 other premium AVOD partners who have chosen us to represent them in the marketplace. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to almost 70,000 content assets. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

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

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing

U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of approximately 28,500 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to approximately 180 linear channels. Chicken Soup for the Soul Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Plus, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

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

For the three months ended June 30, 2023 and 2022, our net revenue was approximately $79.9 million and $37.6 million, respectively, and $189.5 million and $66.8 million for the six months ended June 30, 2023 and 2022. Our Adjusted EBITDA for three months ended June 30, 2023 and 2022 was $0.7 million and $5.6 million, respectively, and $20.7 million and $9.2 million for the six months ended June 30, 2023 and 2022. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during three and six months ended June 30, 2023 and 2022, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-

GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;

●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss available to common stockholders	$(43,732,399)	$(20,783,190)	$(102,309,532)	$(34,910,150)
Preferred dividends	3,323,756	2,391,442	6,336,347	4,673,511
Net loss attributable to noncontrolling interests	(76,942)	(142,350)	(204,604)	(103,965)
Income tax (benefit) provision	(1,898,687)	14,000	(684,536)	34,000
Other taxes	172,859	178,403	425,738	258,775
Interest expense(a)	17,901,099	2,022,770	34,567,358	3,333,229
Film library amortization and related costs(b)	10,782,476	14,666,992	51,658,019	24,354,016
Share-based compensation expense(c)	912,841	957,859	1,827,412	1,954,656
Expense for bad debt and video returns	658,363	692,295	1,816,066	1,274,129
Amortization and depreciation(d)	10,995,085	2,674,893	22,178,802	4,678,966
Other non-operating income, net(e)	(1,370,495)	(279,405)	(2,065,185)	(481,197)
Non-cash settlement of management and licensing fees	1,231,587	255,615	4,681,587	255,615
Transitional expenses and other non-recurring costs(f)	1,759,127	2,919,987	2,506,232	3,909,819
Adjusted EBITDA	$658,670	$5,569,311	$20,733,704	$9,231,404

(a)	Includes amortization of deferred financing costs of $1,188,451 and $217,679 for the three months ended June 30, 2023 and 2022, respectively, and $2,376,901 and $366,748 for the six months ended June 30, 2023 and 2022, respectively.
(b)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights and impairment of content assets. Includes impairment of content assets of $3,641,602 for the three and six months ended June 30, 2023 and none for the three and six months ended June 30, 2022.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(d)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e)	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(f)	Represents transitional and integration costs primarily associated with business combinations . Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead as well as legal, consulting, accounting and other non-recurring operating costs.

Results of Operations

Items Impacting Comparability

Merger with Redbox Entertainment Inc.

The merger with Redbox Entertainment Inc. was consummated on August 11, 2022. Immediately prior to the merger closing, CSSE entered a definitive financing arrangement with HPS Investment Partners, LLC (“HPS”), that amended Redbox’s existing credit facility, which had $357.6 million of debt outstanding, and includes an $80 million revolving credit facility. Additionally, the Company issued a warrant to HPS to acquire 4.5% of CSSE on a fully diluted post-merger basis. On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock unit and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the Company issued approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox.

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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Redbox, Crackle and Chicken Soup for the Soul. We also generate revenues from Redbox Free Live TV, a free ad-supported streaming television (FAST) service as well as a transactional video-on-demand (TVOD) service Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD, and new digital media platforms worldwide, including other rights related to our intellectual property. We also generate revenues through our kiosk business as fees charged to rent or purchase a movie at kiosks as well as service revenues. Additionally, we derive revenue from production services, as well as executive produce fees on produced content.

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

In March 2023, we entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. We have issued 1,534,947 shares of Class common stock as of June 30, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2022

Revenue

The following table presents revenue by revenue source for the three months ended June 30, 2023 and 2022 and for the period-over-period dollar and percentage changes:

	Three Months Ended June 30,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$31,723,589	40%	$29,510,365	78%	$2,213,224	7%
Retail	30,960,409	38%	—	—%	30,960,409	100%
Licensing and other	17,226,065	22%	8,126,582	22%	9,099,483	112%
Net revenue	$79,910,063	100%	$37,636,947	100%	$42,273,116	112%

Our net revenue increased by $42.3 million or 112% for the three months ended June 30, 2023, compared to 2022.

VOD and streaming revenue increased $2.2 million or 7% for the three months ended June 30, 2023, compared to 2022. The change is principally related to an increase of $10.2 million in higher streaming revenues related to the Redbox direct to consumer TVOD service. The increase was partially offset by a reduction in streaming license revenues of $8.6 million due to a lower volume of deals in the quarter as compared to the prior year.

Retail revenue for the three months ended June 30, 2023 is entirely from the Redbox merger that closed on August 11, 2022. Redbox has had fewer than expected highly promoted theatrical releases of consequence since our acquisition. This resulted in lower revenues than expected.  Growth in kiosk revenues in 2023 and beyond is dependent on an increase in the number of theatrical releases and an increase in box office, reflective of the strength in the anticipated movie slate, but also by the consistent weekly cadence of theatrical releases. We believe the combination of these aforementioned factors, along with studios increasing promotion and returning to/valuing the home-video window to maximize their revenues, positions kiosk rentals for growth in 2023. A lengthy writers’ strike could impact the cadence of theatrical releases in the future.

Licensing and other revenue increased $9.1 million or 112% for the three months ended June 30, 2023. The increase is related to $16.4 million of other revenue related to our intellectual property. The increase was offset by lower production revenues of $3.6 million and lower net international licensing revenues of $2.9 million.

The impact of acquisitions, including Redbox, contributed $42.9 million or 54% of total revenue in the quarter.

Costs & Expenses

The following table presents operating costs line items for the three months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended June 30,
		% of		% of
	2023	Total	2022	Total	Change Period over Period
Operating:
Content amortization and other costs	$32,629,783	50%	$20,119,073	64%	$12,510,710	62%
Revenue share and partner fees	3,478,115	5%	5,314,571	17%	(1,836,456)	(35)%
Distribution and platform costs	29,177,869	45%	6,162,880	20%	23,014,989	373%
Total operating	$65,285,767	100%	$31,596,524	100%	$33,689,243	107%

Our operating costs increased by $33.7 million for the three months ended June 30, 2023.

The increase in Content amortization and other costs primarily relates to $19.4 million in higher costs related to the acquisition of Redbox. The increase was offset by $7.5 million of lower film library amortization and production services costs, both due to the mix and volume of library sales and services as compared to second quarter of 2022.

Revenue share and partner fees are lower by $1.8 million due to a lower volume of ad representation revenue in the quarter.

The increase in distribution and platform costs of $23.0 million principally relates to the merger with Redbox whose costs were $23.6 million.

Acquisitions account for $43.0 million of total Operating costs, including Redbox’s direct product costs of $19.4 million and direct operating expenses of $16.3 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	June 30,		Change
	2023	2022	Period over Period
Compensation expense	$11,318,536	$7,950,630	$3,367,906	42%
Share-based compensation	658,363	957,858	(299,495)	(31)%
Professional fees	5,476,252	3,986,650	1,489,602	37%
Public company expenses	296,837	287,454	9,383	3%
Bad debt expense	275,636	37,426	238,210	636%
Other operating expenses	6,530,906	4,153,000	2,377,906	57%
Total Selling, General and Administrative Expenses	$24,556,530	$17,373,018	$7,183,512	41%

The increase in compensation expense of $3.3 million was due compensation expenses related to the acquisition of Redbox in 2022.

Professional fees increased by $1.5 million which was due to additional costs incurred by Redbox.

Other operating expenses increased by $2.4 million in the three months ended June 30, 2023 compared to 2022. This increase was primarily related to additional overhead costs of $3.5 million from Redbox offset by a reduction in costs for the legacy company.

Amortization and Depreciation

	Three Months Ended June 30,		Change
	2023	2022	Period over Period
Amortization and depreciation	$10,995,085	$1,680,443	$9,314,642	554%

Amortization and depreciation expense increased by $9.3 million principally due to the increase in acquired intangibles from our acquisitions during 2022.

Management and License Fees

	Three Months Ended June 30,		Change
	2023	2022	Period over Period
Management and license fees	$4,926,349	$3,763,695	$1,162,654	31%

The management and license fees increased $1.2 million or 31% for the three months ended June 30, 2023 due to the increase in eligible revenue growth over 2022.

Interest Expense

Interest expense increased $15.9 million for the three months ended June 30, 2023, compared to 2022. The increase is related to a higher average outstanding debt balance during 2023, principally related to the assumption of the HPS debt from Redbox and film acquisition advances.

Other Non-Operating Income, net

Other non-operating income, net increased $1.1 million for the three months ended June 30, 2023 as compared to 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the three months ended June 30, 2023 and 2022 was 4.4% and 0%, respectively, and our income tax expense was ($1.9) million and $0.0 million for each of the respective periods. Our effective rate is impacted primarily by the Company’s valuation allowance and state income taxes. See Note 13 for more information on income taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2022

Revenue

The following table presents revenue by revenue source for the six months ended June 30, 2023 and 2022 and for the period-over-period dollar and percentage changes:

	Six Months Ended June 30,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$66,335,175	35%	$50,857,728	76%	$15,477,447	30%
Retail	63,219,863	33%	—	—%	63,219,863	N/A
Licensing and other	59,954,318	32%	15,985,416	24%	43,968,902	275%
Net revenue	$189,509,356	100%	$66,843,144	100%	$122,666,212	184%

Our net revenue increased by $122.7 million or 184% for the six months ended June 30, 2023, compared to 2022.

VOD and streaming revenue increased $15.5 million or 30% for the six months ended June 30, 2023, compared to 2022. The change is related to an increase of $22.7 million in higher streaming revenues, principally related to the Redbox and 1091 Pictures acquisitions. Advertising increased $2.3 million, with licensing revenues to streamers down due to the nature and mix of deals in 2023 as compared to 2022.

Retail revenue for the six months ended June 30, 2023 is entirely from the Redbox merger that closed on August 11, 2022. Redbox has had fewer than expected highly promoted theatrical releases of consequence since our acquisition. This resulted in lower revenues than expected. Looking forward growth in kiosk revenues is dependent on an increase in the number of theatrical releases and an increase in box office, reflective of the strength in the anticipated movie slate, but also by the consistent weekly cadence of theatrical releases. We believe the combination of these aforementioned factors, along with studios increasing promotion of their movie slates and returning to/valuing the home-video window to maximize their revenues, positions kiosk rentals for growth. A lengthy writers’ strike could impact the cadence of theatrical releases in the future.

Licensing and other revenue increased $44.0 million or 275% for the six months ended June 30, 2023. The increase is related to higher net international licensing revenues of $38.8 million, principally related to an international AVOD licensing agreement across Screen Media’s film library in the quarter and $16.4 million in additional revenues related to other revenues related to our intellectual property, partially offset by lower production and other revenues of $10.8 million.

The impact of acquisitions, including Redbox and 1091 Pictures contributed $90.0 million or 47% of total revenue in the quarter.

Costs & Expenses

The following table presents operating costs line items for the six months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
		% of		% of	Change
	2023	Total	2022	Total	Period over Period
Operating:
Content amortization and other costs	$94,863,714	59%	$33,272,752	61%	$61,590,962	185%
Revenue share and partner fees	6,116,309	4%	9,527,159	18%	(3,410,850)	(36)%
Distribution and platform costs	60,612,112	37%	11,372,021	21%	49,240,091	433%
Total operating	$161,592,135	100%	$54,171,932	100%	$107,420,203	198%

Our operating costs increased by $107.4 million for the six months ended June 30, 2023.

The increase in content amortization and other costs primarily relates to $41.2 million in higher amortization and participations, consistent with additional revenues from Redbox and 1091 acquisitions, inclusive of increased digital streaming on Redbox’s TVOD platform and an increase international licensing deal across Screen Media library properties. During the six months ending June 30, 2023 there is an impairment of content charges of $3.6 million. Additionally, there was $2.9 million higher licensing costs related to third party content on Crackle Plus offset by a reduction in production costs of $6.4 million.

Revenue share and partner fees are lower by $3.4 million mostly due to a decrease in ad rep costs of $3.0 million.

The increase in distribution and platform costs of $49.2 million principally relates to the merger with Redbox of $49.3 million.

Acquisitions account for $90.1 million of total Operating costs, including Redbox’s direct product costs of $38.1 million and direct operating expenses of $34.1 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the six months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Six Months Ended June 30,
			Change
	2023	2022	Period over Period
Compensation expense	$32,834,222	$15,356,597	$17,477,625	114%
Share-based compensation	1,572,934	1,954,655	(381,721)	(20)%
Professional fees	9,322,150	5,587,373	3,734,777	67%
Public company expenses	589,984	486,445	103,539	21%
Bad debt expense	626,640	36,421	590,219	1,621
Other operating expenses	12,374,151	6,768,047	5,606,104	83%
Total operating expenses	$57,320,081	$30,189,538	$27,130,543	90%

The increase in compensation expense of $17.4 million was due to compensation expenses related to the acquisitions of Redbox and 1091 Media in 2022.

Professional fees increased by $3.7 million which was due the acquisition of Redbox.

Other operating expenses increased by $5.6 million in the six months ended June 30, 2023 compared to 2022. This increase was primarily related to additional overhead costs of $5.8 million from Redbox.

Amortization and Depreciation

	Six Months Ended June 30,		Change
	2023	2022	Period over Period
Amortization and depreciation	$22,178,802	$3,328,701	$18,850,101	566%

Amortization and depreciation expense increased by $18.9 million principally due to the increase in acquired intangibles from our acquisitions during 2022.

Management and License Fees

	Six Months Ended June 30,		Change
	2023	2022	Period over Period
Management and license fees	$12,778,490	$6,684,315	$6,094,175	91%

The management and license fees increased $6.1 million or 91% for the six months ended June 30, 2023 due to the increase in eligible revenue growth over 2022.

Interest Expense

Interest expense increased $31.2 million for the six months ended June 30, 2023, compared to 2022. The increase is related to a higher average outstanding debt balance during 2023, principally related to the assumption of the HPS debt from Redbox and film acquisition advances.

Other Non-Operating Income, net

Other non-operating income, net increased $1.6 million for the six months ended June 30, 2023 as compared to 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 0.7% and 0%, respectively, and our income tax expense was ($0.7) million and $0.0 million for each of the respective periods. Our effective rate is impacted primarily by the Company’s valuation allowance and state income taxes. See Note 13 for more information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity are our existing cash and cash equivalents, operating cash inflows and financing activities.

Our current cash position and available capital resources as compared to our current obligations will require us to raise significant additional capital through one or more financing transactions if we experience a delay in collecting our accounts receivable. Such financing transactions could include accounts receivable financing, asset sales, or sales of equity or debt, or a combination of the foregoing transactions. We believe that such transactions are available to us on commercially reasonable terms, and we are in active negotiations with respect to one or more such transactions. There can be no assurance, however, that we will be successful in consummating any such transaction for the net proceeds required or at all. Additionally, we have been actively involved in cost reduction initiatives to reduce forward operating expenses and to improve operational cash flow. Further, our parent company, CSS, has agreed that upon request of our board of directors, it will defer payment of any and all cash portions of the fees payable by us to CSS under the CSS Management Agreement and CSS License Agreement for up to 12 months. There can be no assurance that our efforts to reduce operating costs and other obligations, together with our capital raising initiatives, will prove successful overall. If we are not successful, we may need to curtail growth initiatives or certain operations and could suffer loss of certain content vendor and distribution relationships and other adverse consequences. We are also exploring strategic initiatives including certain asset sales or a strategic sale of the Company and our board of directors will be forming a strategic initiatives committee to evaluate transactions that management believes are currently available to our company.

As of June 30, 2023, we had cash and cash equivalents of $6.9 million, which includes $3.4 million of restricted cash. Our total gross debt outstanding was $530.5 million as of June 30, 2023, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $445.4 million under our HPS Credit Facility, $6.0 million under our Union Bank revolving credit facility, $31.7 million on our Film Acquisition Advances and additional debt of $2.5 million for capital leases and other debt financing.

During the first half of 2023 Debt, net of debt issuance costs, increased $27.7 million primarily due to our election to PIK the interest under our HPS credit facility, which allows us the ability to PIK our interest payments through February 11, 2024. The amount of principal due in the next twelve months is approximately $23.1 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 1,060,260 shares of Series A Preferred Stock, for net proceeds of $17.0 million, pursuant to an “At the Market Issuance.”

During the six months ended June 30, 2023, the Company completed the sale of an aggregate of 3,375,897 shares of Class A Common Stock, for net proceeds of $5.8 million, pursuant to an At the Market Issuance.

On March 12, 2023 we entered into a purchase commitment, and raised $1.5 million in March of 2023, with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the six months ended June 30, 2023 and 2022. Total dividends declared during the six months ended June 30, 2023 and 2022 were $6.3 million and $4.7 million, respectively.

Cash Flows

Our cash and cash equivalents balance were $6.9 million as of June 30, 2023 and $18.7 million as of December 31, 2022.

Cash flow information for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(21,913,512)	$(22,798,038)
Investing activities	$(3,113,500)	$(7,927,221)
Financing activities	$13,437,913	$9,948,953

Operating Activities

Net cash used in operating activities was $21.9 million and $22.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used in operating activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 was primarily due to a $10.4 million decrease in net loss adjusted for the exclusion of non-cash items and a $9.5 million increase related to the effect of changes in operating assets and liabilities.

The net income adjusted for the exclusion of non-cash items was approximately $3.8 million for the six months ended June 30, 2023 as compared to a net loss adjusted for the exclusion of non-cash items of $6.6 million for the six months ended June 30, 2022. The decrease in the net loss adjusted for non-cash items was primarily due to a $65.8 million increase in net loss offset $76.2 million increase in net non-cash items driven by an increase in content asset amortization, amortization and depreciation of intangibles, property, and equipment, as well as the non-cash additions to long term debt.

The effect of changes in operating assets and liabilities was a decrease of $25.7 million for the six months ended June 30, 2023 compared to a decrease of $16.2 million for the six months ended June 30, 2022. The most significant drivers contributing to this decrease relate to the following:

•

Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations decreased $3.0 million for the six months ended June 30, 2023 compared to an increase of $30.0 million for the six months ended June 30, 2022.

•   Changes in the content assets primarily due to decreased premium content investment in our licensed programming rights and our film library. Content assets decreased $17.1 million for the six months ended June 30, 2023 compared to a $58.8 million decrease for the dix months ended June 30, 2022.

•	Changes in trade accounts receivable decreased primarily due to the timing of payments as well as the increase in revenues. These costs decreased $47.4 million during the six months ended June 30, 2023 compared to a $3.9 million decrease during the six months ended June 30, 2022.
•	Changes in accounts payable, accrued expenses and other payable increased primarily due to the timing of payments. These costs increased $18.7 million during the six months ended June 30, 2023 compared to a $8.4 million increase during the six months ended June 30, 2022.

Investing Activities

For the six months ended June 30, 2023, our investing activities had net cash used totaling $3.1 million for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations.

For the six months ended June 30, 2022, our investing activities required a net use of cash totaling $7.9 million. This increase was due to $6.7 million of net cash used to partially fund the 1091 Media acquisition and $1.3 million in cash used for capital expenditures primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

Financing Activities

For the six months ended June 30, 2023, our financing activities provided cash totaling $16.6 million. This increase was primarily due to the $35.6 million in net proceeds from the at-the-market preferred and common stock offerings. The proceeds were offset by the partial payment of our put option obligation in the amount of $7.0 million, payments on film acquisition advances of $7.3 million, dividends on preferred stock of $6.1 million, and payments of our contingent consideration of $0.4 million.

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

Anticipated Cash Requirements

Based on the Company’s financial position at June 30, 2023, history of recurring losses and negative operational cash flows, along with debt maturities and interest payments in the next 12 months we reviewed the Company’s ability to continue as a going concern. Our forecasted cash flows indicated a short-fall in cash flows in the assessment period and thus management has alleviated that short-fall by accelerating the collection of long-dated receivables, obtained  commitments to factor account receivables, put in place pans to further reduce future operating costs as well as, received a commitment from CSS on relief on any and all cash portions of the management fee for up to 12 months, if necessary.  The combination of these, together with equity and/or debt financing, that we believe are available to us on commercially reasonable terms, will be adequate to meet our known operational cash needs over the next twelve months.

We have and intend to continue to utilize several sources to raise capital including the following:

•	in April 2023 we closed on an underwritten public offering of Class A common stock that provided net proceeds of $10.4 million,
•	our At-The-Market equity offerings, including sale of Class A common and preferred shares,
•	we entered into a purchase commitment, and raised $1.5 million in March of 2023 with Lincoln Park Capital Fund, LLC who will purchase up to $50 million worth of our Class A common stock over a three-year period at the Company’s option, based on defined volume requirements and certain defined guidelines,
•	we regularly engage in normal course content financings to fund a portion of our content distribution rights acquisitions through various financing partners,
•	since our merger with Redbox, we have, and continue to have the ability to PIK our interest payments under our HPS credit facility through February 11, 2024. Also, as permitted under the credit facility, we have the ability to enter into up to a $40 million dollar asset-based lending facility secured by our accounts receivable with HPS’s consent. Finally, we have the ability to factor accounts receivable and sell certain assets subject to defined terms under the credit agreement.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. These commitments are expected to be fulfilled in the normal course of business. For further information, see Note 15 in our unaudited financial statements at June 30, 2023 and our audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2022.

Effect of Inflation and Changes in Prices

The Company is beginning to see impacts of inflation in various areas of its business, including but not limited to, the cost of content, fuel, labor, parts, and insurance. The Company expects to see inflationary pressures to continue into 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, the Company has interest rate risk related to approximately $451.4 million of variable rate debt that is payable over 30 months to 5 years. A 1% increase in interest rates would increase our annual run-rate interest expense by approximately $4.5 million. We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, June 30, 2023, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2 – Unregistered Sales of Equity Securities

During the six months ended June 30, 2023 the Company issued 1,534,947 shares of Class A common stock to CSS in lieu of contractual management fee payment based on a fixed price of $3.05 per share. The  agreement allows for up to $12.75 million to be paid with shares at a fixed price of $3.05 per share.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit No.	Description
10.1	Modification Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Included herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

/s/ Jason Meier
Jason Meier
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: August 14, 2023	(Principal Executive Officer)