Form 10-Q
period 2023-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2023-12-22
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding as of December 20, 2023 totaled 32,215,813 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	24,561,307
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash of $3,657,070 and $3,706,153, respectively	$4,063,889	$18,738,395
Accounts receivable, net of allowance for doubtful accounts of $2,097,332 and $1,277,597, respectively	157,752,358	113,963,425
Prepaid expenses and other current assets	9,013,057	13,196,180
Operating lease right-of-use assets	13,690,157	16,315,342
Content assets, net	105,320,794	126,090,508
Intangible assets, net	44,521,255	305,425,709
Goodwill	120,494,059	260,748,057
Other assets, net	26,478,411	29,401,793
Total assets	$481,333,980	$883,879,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$80,802,578	$50,960,682
Accrued expenses	74,358,659	87,817,015
Due to affiliated companies	3,222,990	3,778,936
Programming obligations	66,309,363	55,883,788
Film library acquisition obligations	38,009,206	39,750,121
Accrued participation costs	49,799,197	28,695,713
Debt, net	531,352,086	479,653,611
Contingent consideration	6,677,449	7,311,949
Put option obligation	4,100,000	11,400,000
Operating lease liabilities	15,180,113	18,079,469
Other liabilities	20,246,439	20,800,186
Total liabilities	890,058,080	804,131,470

Commitments and contingencies (Note 15)

Stockholders' (Deficit) Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 6,004,049 and 4,496,345 shares issued and outstanding, respectively; redemption value of $150,101,225 and $112,408,625, respectively	600	450
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 26,469,201 and 15,621,562 shares issued, 24,036,159 and 13,198,720 shares outstanding, respectively	2,635	1,559
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	403,012,833	355,185,280
Deficit	(783,416,716)	(247,752,446)
Accumulated other comprehensive income	(93,868)	47,528
Class A common stock held in treasury, at cost (2,433,042 and 2,422,842 shares, respectively)	(28,165,913)	(28,165,913)
Total stockholders’ (deficit) equity	(408,659,663)	79,317,224
Noncontrolling interests	(64,437)	430,715
Total (deficit) equity	(408,724,100)	79,747,939
Total liabilities and equity	$481,333,980	$883,879,409

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$65,723,886	$72,392,263	$255,233,242	$139,235,407
Costs and expenses
Operating	65,889,842	60,155,906	227,481,977	114,327,838
Selling, general and administrative	25,466,875	27,632,865	82,786,956	55,795,064
Amortization and depreciation	10,452,032	6,349,026	32,630,834	9,677,727
Impairment of intangible assets and goodwill	374,706,666	—	374,706,666	—
Management and license fees	3,886,794	4,774,758	16,665,284	11,459,073
Merger, transaction, and other costs	—	15,476,452	—	17,503,791
Total costs and expenses	480,402,209	114,389,007	734,271,717	208,763,493
Operating loss	(414,678,323)	(41,996,744)	(479,038,475)	(69,528,086)

Interest expense	20,924,973	7,658,665	55,492,331	10,991,894
Other non-operating income, net	(939,328)	(4,551,004)	(3,004,513)	(5,032,201)
Loss before income taxes and preferred dividends	(434,663,968)	(45,104,405)	(531,526,293)	(75,487,779)
Income tax benefit	(4,715,748)	(27,320,839)	(5,400,284)	(27,286,839)
Net loss before noncontrolling interests and preferred dividends	(429,948,220)	(17,783,566)	(526,126,009)	(48,200,940)
Net loss attributable to noncontrolling interests	(155,074)	(167,289)	(359,678)	(348,024)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(429,793,146)	(17,616,277)	(525,766,331)	(47,852,916)
Less: preferred dividends	3,561,592	2,443,970	9,897,939	7,117,481
Net loss available to common stockholders	$(433,354,738)	$(20,060,247)	$(535,664,270)	$(54,970,397)

Net loss per common share:
Basic and diluted	$(13.78)	$(1.13)	$(19.65)	$(3.43)
Weighted-average common shares outstanding:
Basic and diluted	31,442,984	17,802,522	27,256,807	16,040,097

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(429,948,220)	$(17,783,566)	$(526,126,009)	$(48,200,940)
Other comprehensive income (loss):
Foreign currency translation adjustments	(44,685)	90,212	(276,870)	63,600
Comprehensive loss (income) attributable to noncontrolling interests	21,786	(41,941)	135,474	(27,214)
Comprehensive loss	$(429,971,119)	$(17,735,295)	$(526,267,405)	$(48,164,554)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2022 (audited)	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$430,715	$79,747,939
Share based compensation - stock options							850,821					850,821
Share based compensation - common stock							63,750					63,750
Issuance of common stock, net			359,831	21			1,887,220					1,887,241
Issuance of preferred stock, net	617,182	61					10,657,221					10,657,282
Stock issued under ESPP			8,703	18			156,773					156,791
Lincoln Park			500,000	50			1,469,950					1,470,000
Stock issued as payment for management and licensing fees			1,131,148	113			3,449,887					3,450,000
Dividends on preferred stock								(3,012,591)				(3,012,591)
Net loss attributable to noncontrolling interests											(127,662)	(127,662)
Other comprehensive loss, net									(174,934)			(174,934)
Comprehensive loss attributable to noncontrolling interests									85,698		(85,698)	—
Net loss								(55,564,542)				(55,564,542)
Balance, March 31, 2023 (unaudited)	5,113,527	$511	17,621,244	$1,761	7,654,506	$766	$373,720,902	$(306,329,579)	$(41,708)	$(28,165,913)	$217,355	$39,404,095
Share based compensation - stock options							594,613					594,613
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	443,078	44					6,281,767					6,281,811
Issuance of common stock, net			7,978,888	787			15,099,652					15,100,439
Net loss attributable to noncontrolling interests											(76,942)	(76,942)
Stock issued as payment for management and licensing fees			403,799	40			1,231,547					1,231,587
Other comprehensive loss, net									(57,251)			(57,251)
Comprehensive loss attributable to noncontrolling interests									27,990		(27,990)	—
Dividends on preferred stock								(3,323,756)				(3,323,756)
Net loss								(40,408,643)				(40,408,643)
Balance, June 30, 2023 (unaudited)	5,556,605	$555	26,003,931	$2,588	7,654,506	$766	$396,992,231	$(350,061,978)	$(70,969)	$(28,165,913)	$112,423	$18,809,703
Share based compensation - stock options							770,235					770,235
Share based compensation - common stock							106,250					106,250
Issuance of common stock, net			35,714	4			149,996					150,000
Issuance of preferred stock, net	447,444	45					3,910,696					3,910,741
Stock issued under ESPP			110,966	11			111,759					111,770
Stock issued as payment for management and licensing fees			318,590	32			971,666					971,698
Dividends on preferred stock								(3,561,592)				(3,561,592)
Net loss attributable to noncontrolling interests											(155,074)	(155,074)
Other comprehensive loss, net									(44,685)			(44,685)
Comprehensive loss attributable to noncontrolling interests									21,786		(21,786)	—
Net loss								(429,793,146)				(429,793,146)
Balance, September 30, 2023 (unaudited)	6,004,049	$600	26,469,201	$2,635	7,654,506	$766	$403,012,833	$(783,416,716)	$(93,868)	$(28,165,913)	$(64,437)	$(408,724,100)

See accompanying notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In		Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2021 (audited)	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$651,853	$91,599,153
Share based compensation - stock options							933,047					933,047
Share based compensation - common stock							63,750					63,750
Issuance of preferred stock, net	52,060	5					1,288,734					1,288,739
Purchase of treasury stock										(8,584,102)		(8,584,102)
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,008)					(2,200,000)
Locomotive business combination											144,118	144,118
1091 business combination	80,000	8	375,000	38			5,283,705					5,283,751
Net loss attributable to noncontrolling interests											(38,385)	(38,385)
Other comprehensive loss, net									(1,604)			(1,604)
Comprehensive loss attributable to noncontrolling interests									1,015		(1,015)	—
Dividends on preferred stock								(2,282,069)				(2,282,069)
Net loss								(11,844,891)				(11,844,891)
Balance, March 31, 2022 (unaudited)	3,830,378	$383	9,423,330	$945	7,654,506	$766	$245,978,573	$(150,589,204)	$(18)	$(21,786,509)	$756,571	$74,361,507
Share based compensation - stock options							894,108					894,108
Share based compensation - common stock							63,750					63,750
Issuance of common stock			155,871	16			1,120,403					1,120,419
Issuance of preferred stock, net	112,770	11					2,727,469					2,727,480
Common stock issued under employee stock purchase plan			12,133	1			89,825					89,826
Shares issued to directors			16,998	2			(2)					—
Purchase of treasury stock										(5,371,920)		(5,371,920)
Net loss attributable to noncontrolling interests											(142,350)	(142,350)
Other comprehensive loss, net									(25,008)			(25,008)
Comprehensive loss attributable to noncontrolling interests									13,712		(13,712)	—
Dividends on preferred stock								(2,391,442)				(2,391,442)
Net loss								(18,391,748)				(18,391,748)
Balance, June 30, 2022 (unaudited)	3,943,148	$394	9,608,332	$964	7,654,506	$766	$250,874,126	$(171,372,394)	$(11,314)	$(27,158,429)	$600,509	$52,934,622
Share based compensation - stock options							798,600					798,600
Share based compensation - common stock							63,750					63,750
Share based compensation - Redbox							2,232,182					2,232,182
Issuance of preferred stock, net	130,343	13					3,100,463					3,100,476
Issuance of common stock, net			219,095	22			2,255,748					2,255,770
Stock options exercised			40,000	4			301,700					301,704
Warrant issued and exercised - HPS			1,011,530	98			14,919,971					14,920,069
Stock issued under ESPP			9,124	1			67,548					67,549
Redbox business combination			4,662,195	466			68,760,500					68,760,966
Dividends on preferred stock								(2,443,970)				(2,443,970)
Net loss attributable to noncontrolling interests											(167,289)	(167,289)
Other comprehensive loss, net									90,212			90,212
Comprehensive loss attributable to noncontrolling interests									(41,941)		41,941	—
Net loss								(17,616,277)				(17,616,277)
Balance, September 30, 2022 (unaudited)	4,073,491	$407	15,550,276	$1,555	7,654,506	$766	$343,374,588	$(191,432,641)	$36,957	$(27,158,429)	$475,161	$125,298,364

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(526,126,009)	$(48,200,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,449,419	5,049,187
Content asset impairment and amortization	56,483,118	30,794,640
Amortization of deferred financing and debt discount costs	3,124,154	710,885
Impairment of intangible assets and goodwill	374,706,666	—
Amortization and depreciation of intangibles, property and equipment	32,630,834	11,904,185
Bad debt and video return expense	2,702,319	1,962,407
Non-cash settlement of management and licensing fees	5,653,285	—
Interest expense added to debt	43,076,196	—
Loss on debt extinguishment	—	311,718
Deferred income taxes	(5,304,756)	(27,393,494)
Changes in operating assets and liabilities:
Trade accounts receivable	(46,491,252)	(16,531,079)
Prepaid expenses and other assets	9,658,047	(7,277,542)
Content assets	(28,790,030)	(83,647,302)
Accounts payable, accrued expenses and other payables	18,988,750	(6,876,274)
Film library acquisition and programming obligations	12,892,054	69,583,548
Accrued participation costs	21,103,484	17,470,589
Other liabilities	1,851,651	943,273
Net cash used in operating activities	(21,392,070)	(51,196,199)
Cash flows from Investing Activities:
Expenditures for property and equipment	(4,681,581)	(3,485,496)
Business combination, net of cash acquired	—	6,249,076
Net cash (used in) provided by investing activities	(4,681,581)	2,763,580
Cash flows from Financing Activities:
Repurchase of common stock	—	(13,956,022)
Payment of contingent consideration	(634,500)	(6,970,707)
Payment of put option obligation	(7,300,000)	—
Acquisition of noncontrolling interests	—	(750,000)
Payments of revolving loan	(390,830)	(26,121,191)
Payments on capital leases	(1,454,910)	(162,925)
Proceeds from 9.50% notes due 2025, net	—	11,094,946
Payments for film acquisition advances	(7,972,153)	(4,767,238)
Proceeds from issuance of Class A common stock	18,726,244	3,533,563
Proceeds from issuance of preferred stock	20,849,835	7,116,695
Proceeds from revolving loan	—	55,679,945
Proceeds from film acquisition advances	—	20,330,867
Proceeds from exercise of stock options and warrants	—	301,704
(Decrease) increase in due to affiliated companies	(555,946)	2,099,908
Dividends paid to preferred stockholders	(9,591,725)	(7,042,832)
Net cash provided by financing activities	11,676,015	40,386,713
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(276,870)	63,600
Net decrease in cash, cash equivalents and restricted cash	(14,674,506)	(7,982,306)
Cash, cash equivalents and restricted cash at beginning of period	18,738,395	44,286,105
Cash, cash equivalents and restricted cash at end of the period	$4,063,889	$36,303,799

Supplemental data:
Cash paid for interest	$4,999,451	$4,120,005
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$590,654	$552,231
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$—	$2,228,680
Class A common stock and assumption of warrants for Redbox Merger	$—	$70,005,148
Warrant issued in conjunction with HPS credit facility	$—	$14,920,068
Non-cash settlement of management and licensing fees	$5,653,285	$—
Non-cash film acquisition advance	$11,130,768	$—
PIK interest added to HPS debt	$43,076,196	$—

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

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 28,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to approximately 180 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the Company’s CEO, Mr. William J. Rouhana, Jr, and has historically operated and reported as one segment the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company generated negative cash flows from operations of $21.4 million and has a deficit of $783.4 million at September 30, 2023.

CSSE’s merger with Redbox occurred in August 2022. The merger included the assumption of $359.9 million of debt. The ability to service this debt was predicated on a partial return to pre-COVID levels in the number and cadence of theatrical releases that were available to the company for its kiosk network, as well as cost synergies. The corresponding rebound in demand for physical kiosk rentals was expected to return to approximately a third of 2019 levels, along with expected synergies from the acquisition, would generate sufficient cash flows to cover the cash needs of the combined businesses.

The Company’s operating plan and budget called for the Company to obtain a working capital loan of up to $40 million secured by a first lien on the Company’s accounts receivable.  A working capital loan meeting this criteria is specifically contemplated and permitted under the terms of the Company’s primary credit facility, and was expected to be sufficient to enable the Company to take advantage of the expected rebound in theatrical releases which was set to occur in the late spring of 2023.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

While the Company was offered a loan facility by a reputable private lending fund on terms compliant with the credit facility, the new loan facility was not approved by the Company’s primary lender.  Thus, as the flow of theatrical releases began to increase following Covid, the Company’s inability to secure the accounts receivable loan hampered its ability to pay for and secure new content, which began to strain relationships with the Company’s creditors, including content providers. As a result, the Company was unable to pay for all the movies that were offered to it by its providers, and as a result operating results failed to meet management’s expectations, particularly in Redbox’s kiosk rentals, resulting in insufficient cash flows and a significant working capital deficit hampering our ability to operate the business efficiently.

In order to partially replace the working capital shortfall resulting from the lack of the aforementioned working capital loan, the Company factored its short-dated receivables but was unable to factor its long-term receivables (which we expected to create additional liquidity generally sufficient to cover the shortfall). Also, the Company launched initiatives to improve its efficiency and reduce its cost structure, including, but not limited to, (i) optimizing its kiosk network, (ii) evaluating and implementing workforce reductions across its supply chain and corporate teams and (iii) maximizing cost synergies across the combined businesses.

The combination of these factors has resulted in asserted defaults and/or contractual terminations with critical content and service providers, impacting our ability to procure and monetize content efficiently across our distribution platforms. Due to the on-going impact of the above factors on our current and future results of operations, cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern.

In order to address these conditions, the Company has undertaken and is evaluating a number of strategic initiatives that management believes can provide sufficient financing to fund its operations. The Company has: i) hired an investment bank, Solomon Partners, and other advisors to help sell assets and to assess strategic alternatives to maximize the value for all shareholders; ii) procured three additional non-binding term sheets from third-party lenders, two for $50 million each and one for $145 million to provide additional financing that we believe should be sufficient to fund our future operations if and when closed; and iii) been engaged in active discussions to modify the underlying terms of our existing loan agreement, including, i) allowing  us to close up to an additional $195 million of financing, ii) extension of terms on the loan and iii) conversion of the entire existing debt and accrued interest into a minority and noncontrolling interest in the Class A common stock of CSSE.  As these term sheets and negotiations are nonbinding, have not been concluded, and lenders have no obligation to provide any additional loans or to extend or modify credit agreements, these plans to alleviate the substantial doubt may not be successful in whole or in part.

The Company has evaluated the impact of the additional financing and restructuring actions and initiatives described above on its ability to continue as a going concern. Absent an amendment to the terms of our primary credit facility and a viable solution under one of the Company’s strategic alternatives, the Company intends to exercise all remedies available to it.

Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Subsequent Events

Although the Company raised $5.9 million through private placements of its Series A Preferred Stock in the fourth quarter, the Company’s capital resources continued to worsen. The Company believes this is a continuing consequence of a breach by our primary lender of the Company’s credit facility. As a result of its diminished capital position, in the fourth quarter, the Company has received an increasing number of termination and/or non-renewal notices from content suppliers and other service providers, including receiving default notices under certain of its leases (offices, distribution facility, and its car fleet).  The Company's inability to timely pay content providers has materially diminished the content available across the Company's distribution platforms and has had significant adverse effects on the Company's overall business and financial condition.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company intends to pursue all remedies available to it although there is no certainty of the remedies or recoveries the Company will be able to obtain, if any, and the timing of same. The Company also is working, and believes it may be able, to favorably renegotiate its material obligations; however, if the Company is unable to renegotiate acceptable terms or thereafter meet payment obligations under any renegotiated terms, the cumulative impact could have a continuing adverse impact on the Company’s operations and its financial position. As previously noted, the Company is evaluating all available strategic alternatives.

The Company has received two notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. This includes the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days.  If the stock price does not increase to a level that satisfies this requirement, the Company intends to meet the minimum bid requirement through a reverse stock split.  In November 2023, the Company failed to timely file its third quarter Form 10-Q with the SEC.  The Company believes that it will hereafter timely file all required Exchange Act reports with the SEC, and will engage with Nasdaq on this requirement, there can be no assurance, however, that the Company’s filing of this Form 10-Q and undertaking to timely file all future reports will satisfy Nasdaq. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market.  In such event the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, estimated film ultimate revenues, impairment of intangible assets and goodwill, allowance for doubtful accounts, intangible assets, share-based compensation expense, valuation allowance for net deferred tax assets and amortization of programming and film library costs. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022,

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

except for the adoption ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, for the sale of accounts receivable.  See the Sale of Receivables for additional information.

Reclassifications

Certain amounts have been reclassified to conform to the current period’s presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include restricted cash of $3.7 million at September 30, 2023 and December 31, 2022. See Note 11 for additional information.

Sale of Receivables

During the quarter ended September 30, 2023, the Company began factoring its accounts receivable on a nonrecourse basis with various finance partners.  These agreements contain customary representations and warranties, with certain agreements providing for a specific percentage holdback on an invoice until the earlier of collection by the transferee or 180 days, as well as obligating the Company to provide support to the transferee’s collection efforts in the event of nonpayment by our customer.  As the Company does not maintain effective control over the transferred receivables, these transfers are derecognized from our Consolidated Balance Sheet.  During the three and nine months ended September 30, 2023, the Company sold $18.4 million of receivables, received $17.0 million of cash and incurred discount fees of $0.9 million. The amount receivable from our factoring partners at September 30, 2023 is less than $1 million and our collection support efforts have been de minimis, therefore, no servicing asset or liability is provided for.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The value of the Company’s property and equipment as of September 30, 2023 and December 31, 2022 is included in Other assets, net on the Consolidated Balance Sheets and is as follows:

	September 30,	December 31,
	2023	2022
Redbox kiosks and components	$13,163,000	$13,707,512
Computers and software	18,867,700	13,857,011
Leasehold improvements (shorter of life of asset or remaining lease term)	5,119,077	5,119,077
Office furniture and equipment	1,306,881	1,287,104
Vehicles	1,631,026	2,747,604
Property and equipment, at cost	40,087,684	36,718,308
Less: accumulated depreciation and amortization	(17,412,376)	(11,570,457)
Property and equipment, net	$22,675,308	$25,147,851

During the three and nine months ended September 30, 2023 the Company recorded depreciation and amortization expense of $2,752,131 and $9,531,130, respectively. During the three and nine months ended September, 2022, the Company recorded depreciation and amortization expense of $1,854,480 and $2,021,295, respectively.

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

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a Redbox kiosk occupies to its original condition upon removal of the kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $12.6 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

Promotional Codes and Gift Cards

Redbox offers its consumers the option to purchase stored value products in the form of bulk promotional codes and electronic gift cards. There are no expiration dates on these products and the Company does not charge service fees that cause a decrease to customer balances in the case of gift cards. Cash receipts from the sale of promotional codes and gift

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

cards are recorded as deferred revenue in Accrued expenses and recognized as revenue upon redemption. Additionally, the Company recognizes revenue from non-redeemed or partially redeemed promotional codes and gift cards in proportion to the historical redemption patterns, referred to as “breakage.” Estimated breakage revenue is recognized over time in proportion to actual promotional code and gift card redemptions and is not material in any period presented.

As of September 30, 2023 and December 31, 2022, $7.4 million and $7.3 million, respectively, were deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of September 30, 2023 and December 31, 2022, $1.7 million and $2.3 million, respectively, of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550
Accounts receivable	17,756,450
Content library	20,647,154
Prepaid expenses and other assets	16,439,902
Property and equipment	15,504,940
Right-of-use assets	7,183,735
Intangible assets(1)	291,200,000
Goodwill	211,932,734
Total assets acquired	593,586,465

Liabilities assumed:
Debt	359,854,921
Accounts payable and accrued expenses	87,406,063
Operating lease liabilities	7,183,736
Financing lease liabilities	2,241,304
Other liabilities	66,895,293
Total liabilities assumed	523,581,317

Net assets acquired	$70,005,148
(1)	The weighted-average useful life of the intangible assets acquired is approximately 14 years.

The above allocation of the purchase price was based upon certain preliminary valuations and other analyses. The purchase price allocations for this transaction were formalized in the third quarter of 2023.

The identifiable intangible assets included customer relationships, technology and trade names and are being amortized on a straight-line basis ranging from 3 years to 15 years. The valuation methods requires judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rates. Key assumptions used included revenue projections for fiscal 2022 through 2037, a tax rate of 25%, a discount rate of 11% - 12%, and a royalty rate of 2%. The technology intangible asset was valued using the estimated replacement cost method. Goodwill is attributable to the workforce of Redbox as well as expected future growth into new and existing markets and approximately $7.9 million is deductible for income tax purposes.

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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net revenue	$99,561,227	$295,625,227
Net loss	$(57,047,000)	$(167,863,000)

Pro forma net loss for the three and nine months ended September, 2022 reflect adjustments primarily related to acquisition costs, interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

forma financial information is not necessarily indicative of what the Company’s consolidated results would have been if the acquisition had been completed at the beginning of the period.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to acquisitions included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30, 2023
	Redbox	1091	Total
Net revenue	$36,089,934	$4,536,617	$40,626,551
Net income (loss)	$(393,023,009)	$481,206	$(392,541,803)

	Three Months Ended September 30, 2022
	Redbox	1091	Total
Net revenue	$31,585,586	$8,211,291	$39,796,877
Net income (loss)	$(9,542,257)	$788,526	$(8,753,731)

	Nine Months Ended September 30, 2023
	Redbox	1091	Total
Net revenue	$122,357,732	$22,630,380	$144,988,112
Net income (loss)	$(446,241,369)	$3,914,763	$(442,326,606)

	Nine Months Ended September 30, 2022
	Redbox	1091	Total
Net revenue	$31,585,586	$14,466,526	$46,052,112
Net income (loss)	$(9,542,257)	$566,867	$(8,975,390)

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended September 30,
		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$21,760,898	33%	$30,895,649	43%
Retail	27,532,500	42%	25,658,906	35%
Licensing and other	16,430,488	25%	15,837,708	22%
Net revenue	$65,723,886	100%	$72,392,263	100%

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30,

		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$88,096,073	34%	$81,753,377	59%
Retail	90,752,363	36%	25,658,906	18%
Licensing and other	76,384,806	30%	31,823,124	23%
Net revenue	$255,233,242	100%	$139,235,407	100%

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

Contract balances include the following:

	September 30,	December 31,
	2023	2022
Accounts receivable, net	$22,038,271	$39,467,049
Contract assets (included in accounts receivable)	135,714,087	74,496,376
Total accounts receivable, net	$157,752,358	$113,963,425

Deferred revenue (included in accrued expenses)	$(19,040,485)	$(12,043,508)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ending September 30, 2023, customer A represented 23% of the total revenue. During the nine months ending September 30, 2023, customers A and B represented 12% and 16% of the total revenue, respectively. As of September 30, 2023 customers A and B represented 25% and 31%, respectively, of the total accounts receivable, net.

As of December 31, 2022 customers C and D represented 14% and 12%, respectively, of the total accounts receivable, net.

Note 6 – Share-Based Compensation

Effective January 1, 2017, the Company adopted the 2017 Long Term Incentive Plan (the “Plan”) to attract and retain certain employees. The Plan provides for the issuance of up to 5,000,000 common stock equivalents, inclusive of an additional 2,500,000 shares authorized by the shareholders of the Company in September, 2022, subject to the terms and conditions of the Plan. The Plan generally provides for quarterly and bi-annual vesting over terms ranging from two to three years. The Company accounts for the Plan as an equity plan.

The Company recognizes stock options granted under the Plan at fair value determined by applying the Black Scholes options pricing model to the grant date market value of the underlying common shares of the Company.

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended September 30, 2023 and 2022, the Company recognized $770,235 and $798,600, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized $2,215,669 and $2,625,756, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity through September 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2022	1,511,046	$14.89	3.15	$—
Granted	—	—	—	—
Forfeited	(37,000)	19.27	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2023	1,474,046	$14.62	2.38	$—

Vested and exercisable at December 31, 2022	889,623	$14.02	2.62	$—
Vested and exercisable at September 30, 2023	1,053,417	$14.35	2.05	$—

As of September 30, 2023 the Company had unrecognized pre-tax compensation expense of $2,649,523 related to non-vested stock options under the Plan of which $770,235, $1,709,556, and $169,732 will be recognized in 2023, 2024 and 2025, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Nine Months Ended September 30,
Weighted Average Assumptions:	2023(a)	2022
Expected dividend yield	—%	—%
Expected equity volatility	—%	68.9%
Expected term (years)	—	5
Risk-free interest rate	—%	2.66%
Exercise price per stock option	$—	$8.82
Market price per share	$—	$8.82
Weighted average fair value per stock option	$—	$4.89

(a) There were no stock options granted during the nine months ended September 30, 2023.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended September 30, 2023 and 2022, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750 and $63,750, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $191,250 and $191,250, respectively. In addition to the share-based compensation, two of the Company’s directors received stock in-lieu of their cash payments during the three months ended September 30, 2023 in the amount $42,500.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss available to common stockholders causes all potentially dilutive securities to be anti-dilutive and are not included. There were no anti-dilutive stock options or warrants for the three and six month periods ending September 30, 2023.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic and diluted loss per share is computed as follows:

	Three Months Ended September 30,
	2023	2022
Net loss available to common stockholders	$(433,354,738)	$(20,060,247)

Basic weighted-average common shares outstanding	31,442,984	17,802,522
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	31,442,984	17,802,522

Basic and diluted loss per share	$(13.78)	$(1.13)

	Nine Months Ended September 30,
	2023	2022
Net loss available to common stockholders	$(535,664,270)	$(54,970,397)

Basic weighted-average common shares outstanding	27,256,807	16,040,097
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	27,256,807	16,040,097

Basic and diluted loss per share	$(19.65)	$(3.43)

Note 8 – Content Assets, net

Content assets, net consists of the following:

	September 30,	December 31,
	2023	2022
Original productions:
Programming costs released	$34,305,804	$31,081,500
In production	65,170	806,009
In development	8,642,704	8,377,649
Less: accumulated amortization (a)	(34,198,041)	(31,651,552)
Programming costs, net	8,815,637	8,613,606

Film library:
Film library acquisition costs	225,021,820	208,982,878
Less: accumulated amortization (b)	(153,635,072)	(125,967,305)
Film library costs, net	71,386,748	83,015,573

Licensed program rights:
Programming rights	73,214,666	56,288,723
Less: accumulated amortization (c)	(48,096,257)	(21,827,394)
Programming rights, net	25,118,409	34,461,329
Content assets, net	$105,320,794	$126,090,508

(a) As of September 30, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $11,374,639 and $10,352,207, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(b) As of September 30, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $12,236,701 and $8,595,099, respectively.

(c) As of September 30, 2023 and December 31, 2022, accumulated amortization includes impairment expense of $7,057,143 and $0, respectively.

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

Licensed program rights consist of licenses to various titles which the Company makes available for streaming on Crackle and Redbox’s kiosks and streaming services for an agreed upon license period.

Amortization of content assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Original productions	$717,144	$520,471	$1,524,057	$1,583,994
Film library	2,568,656	7,008,740	24,026,165	19,874,419
Licensed program rights	4,679,600	8,119,792	19,211,720	9,336,227
Content asset impairment	8,079,575	—	11,721,177	—
Total content asset amortization	$16,044,975	$15,649,003	$56,483,119	$30,794,640

During the three and nine months ended September 30, 2023 the Company recorded content impairments of $8,079,575 and $11,721,177, respectively. The impairment in the third quarter of 2023 principally relates to a $7.1 million write-off related to a commercial dispute with a third-party licensor and the incremental charges for the nine months reflect, adjustments related to film ultimates in the first half of the year. During the three and nine months ended September 30, 2022, the Company did not record any impairments related to content assets.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Intangible Assets and Goodwill

Intangible assets, net, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
September 30, 2023:
Crackle Plus content rights	$1,708,270	$1,708,270	$-	$-
Crackle Plus brand value	18,807,004	11,754,380	2,753,000	4,299,624
Crackle Plus partner agreements	4,005,714	3,505,000	-	500,714
Distribution network	3,600,000	2,800,000	-	800,000
Locomotive contractual rights	1,206,870	786,194	-	420,676
1091 intangible assets	2,810,000	1,636,111	-	1,173,889
Redbox - Trade names and trademarks	82,700,000	6,202,500	52,798,000	23,699,500
Redbox - Technology	30,800,000	4,950,000	17,150,000	8,700,000
Redbox - Customer Relationships	177,700,000	15,783,750	160,103,750	1,812,500
Popcornflix brand value	7,163,943	549,591	3,500,000	3,114,352
Total definite lived intangibles	330,501,801	49,675,796	236,304,750	44,521,255
Chicken Soup for the Soul Brand	5,000,000	-	5,000,000	-
Total indefinite lived intangibles	5,000,000	-	5,000,000	-
Total	$335,501,801	$49,675,796	$241,304,750	$44,521,255

December 31, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	9,739,341	—	9,067,663
Crackle Plus partner agreements	4,005,714	2,904,143	—	1,101,571
Distribution network	3,600,000	1,900,000	—	1,700,000
Locomotive contractual rights	1,206,870	484,477	—	722,393
1091 intangible assets	2,810,000	861,111	—	1,948,889
Redbox - Trade names and trademarks	82,700,000	2,067,500	—	80,632,500
Redbox - Technology	30,800,000	1,650,000	—	29,150,000
Redbox - Customer Relationships	177,700,000	5,261,250	—	172,438,750
Popcornflix brand value	7,163,943	—	3,500,000	3,663,943
Total definite lived intangibles	330,501,801	26,576,092	3,500,000	300,425,709
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$335,501,801	$26,576,092	$3,500,000	$305,425,709

Amortization expense was $7.7 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $23.1 million  and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 amortization expense for the next five years is expected be:

Remainder of 2023	$2,480,491
2024	8,397,392
2025	6,246,585
2026	4,577,986
2027	3,906,169
2028	3,173,381
Beyond	15,739,251
Total	$44,521,255

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total goodwill on our Condensed Consolidated Balance Sheets was $120.5 million and $260.7 million as of September 30, 2023 and December 31, 2022, respectively, and is comprised of the following:

	September 30, 2023
	Digital	Distribution & Production	Retail
Beginning balance	$155,069,845	$26,552,214	$79,125,998
Adjustments	—	—	(3,352,082)
Accumulated impairments	(61,128,000)	—	(75,773,916)
Total	$93,941,845	$26,552,214	$—

	December 31, 2022
	Digital	Distribution & Production	Retail
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	136,158,818	5,476,711	79,125,998
Total	$155,069,845	$26,552,214	$79,125,998

During the quarter ended September 30, 2023, the Company undertook a review of its goodwill across its reporting units due to operating results not meeting management’s expectations, particularly Redbox’s kiosk rentals.  The Company performed a qualitative and quantitative assessment, as required, for its reporting units, goodwill and the indefinite lived intangibles.

The Company utilized a discounted cash flow method that estimates the free cash flow available to both debt and equity investors to determine the enterprise value of the reporting unit. The analysis for the Distribution & Production reporting unit indicated that there were no impairment conditions. The analysis for the Digital and Retail reporting units indicated an impairment condition existed.  As such, the Company evaluated the recoverability of the long-lived assets in the reporting units and determined that there was an intangible impairment of $237.8 million and goodwill was impaired by $136.9 million across the two units for the three and nine months ended September 30, 2023.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Leases

At September 30, 2023, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to our operating and finance leases.

	September 30,	December 31,
	2023	2022
Right-of-Use Assets
Operating lease right-of-use assets	$13,690,157	$16,315,342

Lease Liabilities:
Operating lease liabilities	$15,180,113	$18,079,469

Finance Lease cost
Amortization of right-of-use assets	$1,347,679	$827,191
Interest on lease liabilities	111,178	35,633
Total finance lease cost	$1,458,857	$862,824

	September 30,	December 31,
	2023	2022
Operating leases
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	7%	7%
Finance Leases
Weighted average remaining lease term	2.6 years	1.1 years
Weighted average discount rate	5%	4%

As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. We have operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs.   See Note 1, Subsequent Events for additional information regarding defaults under our operating and financing leases.

For the three months ended September 30, 2023, and 2022, rent expense including short-term leases was $2.0 million and $1.4 million, respectively, and $5.5 million and $2.7 million, for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in operating lease liabilities was $3.8 million as of September 30, 2023.

The expected future payments relating to our operating and finance lease liabilities at September 30, 2023 are as follows:

	Operating	Financing
Remainder of 2023	$1,182,546	$365,927
2024	4,195,546	1,420,853
2025	3,675,921	1,164,873
2026	2,104,048	817,008
2027	1,643,022	65,969
2028	1,495,221	—
Thereafter	3,735,105	—
Total minimum payments	18,031,409	3,834,630
Less amounts representing interest	2,851,296	318,717

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Present value of minimum payments	$15,180,113	$3,515,913

Note 11 – Debt

Debt, net for the periods presented was as follows:

	September 30,	December 31,
	2023	2022
HPS term	$369,900,033	$335,342,705
HPS revolving loan	90,881,204	82,362,336
Notes due 2025	44,855,900	44,855,900
Film acquisition advances	30,996,179	27,837,565
MUFG Bank, LTD film financing facility	6,186,413	6,577,243
Other debt	5,934,595	3,204,255
Total gross debt	548,754,324	500,180,004
Less: debt issuance costs and discounts	(17,402,238)	(20,526,393)
Total debt, net	531,352,086	479,653,611
Less: current portion	(22,169,834)	(18,798,515)
Total long-term debt, net	$509,182,252	$460,855,096

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

Since August 11, 2022, the Company has elected to add PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. The total outstanding debt had a net book value of $460.8 million ($369.9 million under the term loan and $90.9 million under the revolving credit facility). The total PIK interest of approximately $55.0 million has been deferred and compounded and added to the principal balance including an additional $43.1 million during the nine months ended September 30, 2023.

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

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $2.9 million as of September 30, 2023. Additionally, there is a letter of credit arrangement of $0.3 million that serves as a security deposit for leased warehouse space and is pledged by an equal amount of cash pledged as collateral. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $3.2 million as of September 30, 2023.

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

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. As of September 30, 2023 and December 31, 2022, the outstanding balance was $6.5 million and $6.1 million, respectively. Subsequently, the facility was amended such that the remaining balance is payable the later of when defined contractual receipts are collected or when loan is fully repaid by the Company. All other terms shall remain unaffected.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $33.1 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of September 30, 2023 and December 31, 2022, the outstanding balance was $24.5 million and $21.7 million, respectively.

MUFG Bank, LTD Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Bank, LTD (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film Financing Facility as of December 31, 2022. Borrowings outstanding under the Union Film Financing Facility as of the merger on August 11, 2022 and at December 31, 2022 was $6.6 million and as of September 30, 2023 $6.2 million.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or SOFR (based on an interest period selected by the Company of one month, three months or nine months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus 0.50%, and (iii) daily one month SOFR plus 1.10%. The film financing facility borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus an applicable margin. The borrowing interest rate for the Union Film Financing Facility was 8.09% as of September 30, 2023. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of September 30, 2023, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2023	$9,640,530
2024	28,235,901
2025	140,162,063
2026	754,341
2027	369,961,489
Beyond	—
Total	$548,754,324

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option was exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on November 7, 2025 (“Put Election Period”). In February 2023, MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by May 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD. As of September 30, 2023, the Company has paid $7,300,000 under the amended payment agreement and the outstanding amount is past due.  Upon payment, the Company will own 100% of CSS AVOD.  See Note 1 for additional information.

As of September 30, 2023, the 5% interest in CSS AVOD, Inc. consists of the following,

September 30,
2023
Put Option Obligation	$4,100,000
Noncontrolling Interests	94,247
Total	$4,194,247

Note 13 – Income Taxes

For the nine months ended September 30, 2023, the Company’s effective income tax rate was 1.0%, which differed from the federal statutory rate of 21.0% primarily due to the Company’s valuation allowance and state income taxes. For the nine months ended September, 2022, the Company’s effective income tax rate was 35.9% which differed from the federal statutory rate of 21.0% primarily due to the release of a portion of the Company’s valuation allowance as a result of the acquired deferred tax liability of Redbox. In connection with the Redbox acquisition, the Company recorded a deferred

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

tax liability of $40.2 million, which enabled the Company to release a portion of the beginning of year’s valuation allowance of $27.4 million.

The Company evaluates its net deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At September 30, 2023, the Company determined that a portion of its deferred tax assets are not more likely than not to be realized. The Company maintains a valuation allowance against the net operating loss carryovers of A Sharp and Pivot Share, since it was determined that it is more likely than not, based on available objective evidence, that these separate filing jurisdictions would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits for this portion of its deferred tax assets.

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

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At September 30, 2023, CSS directly owns 100% of the Company’s Class B common stock and 3,496,552 shares of the Company’s Class A common stock. On a combined basis CSS has an ownership interest of 35.2% of the total outstanding common stock and 90.6% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our Company of shares of our Class A common stock. The Company has issued an aggregate of 1,853,537 shares of Class A common stock to CSS under the modification as of September 30, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share. As of September 30, 2023, $5.7 million of accrued and payable management and license fees have been satisfied through the issuance to CSS shares of Class A common stock, and an aggregate of  $7.1 million of future management and license fees will be offset by the issuance of Class A common stock to CSS in the periods after September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company recorded management and license fees of $3.9 million and $16.7 million, respectively, and $4.8 million and $11.5 million, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs. As of September 30, 2023 and December 31, 2022, the intercompany payable, with affiliated companies is as follows:

	September 30,	December 31,
	2023	2022
Due to affiliated companies	$3,222,990	$3,778,936
Total due to/due from affiliated companies	$3,222,990	$3,778,936

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties. For the three and nine  months ended September 30, 2023 and 2022 the amount of revenue recognized was $0 and $0, respectively. At September 30, 2023 and December 31, 2022, the Company had accounts receivable from these parties $3.5 million and $4.8 million, respectively.

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

As of September 30, 2023, the Company had $154.1 million of content obligations, comprised of $38.0 million in film library acquisition obligations, $66.3 million of programming obligations and $49.8 million of accrued participation costs.

As of December 31, 2022, the Company had $124.3 million of content obligations, comprised of $39.8 million in film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments are expected to be fulfilled in the normal course of business. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of September 30, 2023 is presented in the following table:

	Total	2023	2024	2025 and thereafter
Minimum estimated content commitments	$47,017,970	$39,340,820	$7,677,150	$—

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $6.7 million at September 30, 2023. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participations on a slate of development projects. See Note 12 for additional information.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Legal and Other Matters

The Company is currently subject to numerous litigation matters relating to among other items, various content vendor contracts. The Company also is in default under various office and equipment leases and other agreements. While management believes that no single action or default in and of itself would be materially adverse to the Company or its business, financial condition, operating results, or cash flows, in the aggregate these actions and defaults could have such material adverse effect. Legal proceedings (both existing proceedings and any additional proceedings arising from such defaults) are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, loss of office access, loss of equipment use, and other adverse consequences, and excessive verdicts can result from litigation, and as such, could result in further material adverse impacts on our business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations in the future.

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

Treasury Stock

On February 28, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At September 30, 2023, the Company had $3,474,299 of authorization remaining under the stock repurchase program.

At the Market Offerings and Private Placements

During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 1,179,704 shares of Series A preferred stock, generating net proceeds of $18,563,758. During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 295,173 shares of Class A preferred stock, generating net proceeds of $7,116,965.

During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 3,375,897 shares of Class A common stock, generating net proceeds of $5,820,404. During the nine months ended September 30, 2022, the Company completed the sale of an aggregate of 332,734 shares of Class A common stock, generating net proceeds of $3,339,883.

Public Offering

On April 3, 2023, the Company issued 4,688,015 shares of its Class A common stock at a price of $2.30 per share, resulting in net proceeds of $10.4 million. The Company used the proceeds of this offering for general corporate purposes and

Chicken Soup for the Soul Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

working capital, including payment of an aggregate of approximately $3.8 million due to CSS under the CSS Management Agreement and CSS License Agreement for 2022.

Shares Issued In Lieu of Payment

During the nine months ended September 30, 2023, the Company issued an aggregate of 1,853,537 shares of Class A common stock to its parent (CSS) in lieu of $5,653,100 cash for fees due under the CSS Management Agreement and the CSS License Agreement. See Note 14, for more information.

During the nine months ended September 30, 2023 the Company issued 35,714 shares valued at $42,500 in lieu of cash payments to two of the Company’s Directors.

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

As of September 30, 2023 the Company sold 500,000 shares of Class A common stock to Lincoln Park for net proceeds of $1,470,000.

Warrants

Warrant activity for the nine months ended September 30, 2023 is as follows:

							Weighted
						Weighted	Average
						Average	Remaining
	Outstanding				Outstanding	Exercise	Contract
Warrants	at December 31, 2022	Issued	Exercised	Expired	at September 30, 2023	Price	Term (Yrs.)
Class W	526,362	—	—	(526,362)	—	$—	—
Class Z	123,109	—	—	—	123,109	12.00	0.75
CSSE Class I	800,000	—	—	—	800,000	8.13	0.62
CSSE Class II	1,200,000	—	—	—	1,200,000	9.67	0.62
CSSE Class III-A	380,000	—	—	—	380,000	11.61	0.62
CSSE Class III-B	1,620,000	—	—	—	1,620,000	11.61	0.62
Redbox Public (CSSEL) (1)	1,039,183	—	—	—	1,039,183	132.18	3.07
Redbox Private (1)	339,065	—	—	—	339,065	132.18	3.07
Total	6,027,719	—	—	(526,362)	5,501,357	$32.75	1.24

(1)	The number of warrants is shown on an as converted basis based on exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3.5 million. As of September 30, 2023 the fair market value of the warrants was $0.01 or $14 thousand. For the three and nine months ended September 30, 2023, the change in value was $10 thousand and $10.3 thousand, respectively. For the three and nine months ended September 30, 2023, the change in value was $3.4 million.

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

Net revenue generated in the United States accounted for approximately 99% and 98% of total net revenue for three months ended September 30, 2023 and 2022, respectively, and 80% and 91% of total net revenue for nine months ended September 30, 2023 and 2022, respectively. All of the Company’s long-lived assets are based in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (“Form 10-K”), as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K and Item 1A of this Form 10-Q, for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	continued integration of our merger with Redbox Entertainment Inc. following our August 2022 acquisition;
●	our ability to negotiate modified terms with landlords and vendors to improve cash flow;
●	the loss of and decrease in content available for use in our kiosks, VOD platforms and film distribution; the loss of critical service providers and kiosk retail partners, all resulting from compromised vendor relationships;
●	continued slowdowns in movie studio releases caused by union strikes, COVID, and other extraordinary factors;
●	the continued incurrence of losses in the operation of our business;
●	we may not be able to generate sufficient cash to service our debt, preferred stock dividends and other obligations or our ability to pay our preferred stock dividends could be adversely affected or prohibited upon default under our current or future indebtedness;
●	any unavailability or inability to secure necessary financing in the near term to satisfy material capital needs of the Company, including assets backed borrowings, accounts receivable factoring financings, other financings, asset sales or other strategic alternatives, to service payables and other operating costs in the ordinary course of business, including content agreements, as maybe needed in the near term;
●	any inability to utilize our publicly traded securities to raise capital as a result of materially decreased market prices;
●	impairments or other write-downs of our asset values, including with respect to our intellectual property, which could impair our ability to borrow against assets or otherwise monetize our assets;

●	difficult conditions in the economy generally and our industry specifically resulting from writers’ union and other union strikes and the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production, acquisition or availability of new content for our distribution and kiosk rental network, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition;
●	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;
●	the occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations;
●	the ability of our content offerings to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in retaining, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions, including joint ventures and co-production arrangements;
●	our ability to manage growth and integrate acquired operations;
●	uninterrupted service by the third-party service providers we rely on for the distribution of our content and delivery of ad impressions;
●	the potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

Overview

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with approximately 180 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 28,000 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The company’s best-in-class ad sales organization (formerly known as Crackle Plus) is now known to advertisers as Crackle Connex, a sales platform of unique scale and differentiated reach. Crackle Connex combines the ad inventory of our owned-and-operated networks and inventory with other premium AVOD partners who have chosen us to represent them in the marketplace. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to many thousands of content assets. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

Our AVOD services boast approximately 60 million monthly active users and are distributed through every major distribution platform including Roku, Amazon Fire TV, Samsung, Vizio, Xbox, PlayStation and many more. Our consumers view content produced through our various television production affiliates, acquired by Screen Media, or licensed from film studios and other production and distribution companies, as well as through our media partners. Crackle is among the most watched ad-supported independent VOD streaming services and has multiple branded FAST networks, all of which offer consumers free TV series and movies. Crackle is known for premium original and acquired content that delivers audiences of scale across a demographic spectrum.

Through our recently launched Chicken Soup for the Soul AVOD streaming service and FAST channel, we offer original and acquired unscripted lifestyle and scripted series and theatrical content that appeals to women and families.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of approximately 28,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to approximately 180 linear channels. Chicken Soup for the Soul Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Plus, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

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

For the three months ended September 30, 2023 and 2022, our net revenue was approximately $65.7 million and $72.4 million, respectively, and $255.2 million and $139.2 million for the nine months ended September 30, 2023 and 2022. Our Adjusted EBITDA for three months ended September 30, 2023 and 2022 was $(7.4) million and $9.6 million, respectively, and $13.4 million and $18.8 million for the nine months ended September 30, 2023 and 2022. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during three and nine months ended September 30, 2023 and 2022, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;

●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss available to common stockholders	$(433,354,738)	$(20,060,247)	$(535,664,270)	$(54,970,397)
Preferred dividends	3,561,592	2,443,970	9,897,939	7,117,481
Net loss attributable to noncontrolling interests	(155,074)	(167,289)	(359,678)	13,446
Income tax (benefit) provision	(4,715,748)	(27,320,839)	(5,400,284)	(27,286,839)
Other taxes	96,122	62,428	521,860	321,203
Interest expense(a)	20,924,973	7,658,665	55,492,331	10,991,894
Film library amortization and related costs(b)	17,919,780	18,222,417	69,577,799	42,576,433
Share-based compensation expense(c)	876,485	3,094,532	2,449,419	5,049,188
Expense for bad debt and video returns	631,775	779,507	2,702,319	2,053,636
Amortization and depreciation(d)	10,452,032	6,349,026	32,630,834	11,027,992
Other non-operating income, net(e)	(939,328)	(3,551,025)	(3,004,513)	(4,032,222)
Non-cash settlement of management and licensing fees	971,699	—	5,653,286	—
Impairment of intangible assets and goodwill (f)	374,706,666	—	374,706,666	—
Transitional expenses and other non-recurring costs(g)	1,647,835	22,060,464	4,154,068	25,941,198
Adjusted EBITDA	$(7,375,929)	$9,571,609	$13,357,776	$18,803,013

(a)	Includes amortization of deferred financing costs of $1,224,888 and $344,146 for the three months ended September 30, 2023 and 2022, respectively, and $3,601,789 and $710,885 for the nine months ended September 30, 2023 and 2022, respectively.
(b)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights and impairment of content assets. Includes impairment of content assets of $8,079,575 for the three months ended September 30, 2023, and $11,721,177 for the nine months ended September 30, 2023 and none for the three and nine months ended September, 2022.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.

(d)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e)	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(f)	Represents impairments of the Company’s goodwill and certain intangible assets.
(g)	Represents transitional and integration costs primarily associated with business combinations . Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead as well as legal, consulting, accounting and other non-recurring operating costs.

Business Update, Going Concern and Strategic Alternatives

There is substantial doubt about our ability to continue as a going concern and this could materially impact our ability to obtain capital financing and the value of our common and preferred stock.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company generated negative cash flows from operations of $21.4 million and has a deficit of $783.4 million at September 30, 2023.

CSSE’s merger with Redbox occurred in August 2022. The merger included the assumption of $359.9 million of debt. The ability to service this debt was predicated on a partial return to pre-COVID levels in the number and cadence of theatrical releases that were available to the company for its kiosk network, as well as cost synergies. The corresponding rebound in demand for physical kiosk rentals was expected to return to approximately a third of 2019 levels, along with expected synergies from the acquisition, would generate sufficient cash flows to cover the cash needs of the combined businesses.

The Company’s operating plan and budget called for the Company to obtain a working capital loan of up to $40 million secured by a first lien on the Company’s accounts receivable.  A working capital loan meeting this criteria is specifically contemplated and permitted under the terms of the Company’s primary credit facility, and was expected to be sufficient to enable the Company to take advantage of the expected rebound in theatrical releases which was set to occur in the late spring of 2023.

While the Company was offered a loan facility by a reputable private lending fund on terms compliant with the credit facility, the new loan facility was not approved by the Company’s primary lender.  Thus, as the flow of theatrical releases began to increase following Covid, the Company’s inability to secure the accounts receivable loan hampered its ability to pay for and secure new content, which began to strain relationships with the Company’s creditors, including content providers. As a result, the Company was unable to pay for all the movies that were offered to it by its providers, and as a result operating results failed to meet management’s expectations, particularly in Redbox’s kiosk rentals, resulting in insufficient cash flows and a significant working capital deficit hampering our ability to operate the business efficiently.

In order to partially replace the working capital shortfall resulting from the lack of the aforementioned working capital loan, the Company factored its short-dated receivables but was unable to factor its long-term receivables (which we expected to create additional liquidity generally sufficient to cover the shortfall). Also, the Company launched initiatives to improve its efficiency and reduce its cost structure, including, but not limited to, (i) optimizing its kiosk network, (ii) evaluating and implementing workforce reductions across its supply chain and corporate teams and (iii) maximizing cost synergies across the combined businesses.

The combination of these factors has resulted in asserted defaults and/or contractual terminations with critical content and service providers, impacting our ability to procure and monetize content efficiently across our distribution platforms. Due to the on-going impact of the above factors on our current and future results of operations, cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern.

In order to address these conditions, the Company has undertaken and is evaluating a number of strategic initiatives that management believes can provide sufficient financing to fund its operations. The Company has: i) hired an investment bank, Solomon Partners, and other advisors to help sell assets and to assess strategic alternatives to maximize the value for all shareholders; ii) procured three additional non-binding term sheets from third-party lenders, two for $50 million each and one for $145 million to provide additional financing that we believe should be sufficient to fund our future operations if and when closed; and iii) been engaged in active discussions to modify the underlying terms of our existing loan agreement, including, i) allowing  us to close up to an additional $195 million of financing, ii) extension of terms on the loan and iii) conversion of the entire existing debt and accrued interest into a minority and noncontrolling interest in the Class A common stock of CSSE.  As these term sheets and negotiations are nonbinding, have not been concluded, and lenders have no obligation to provide any additional loans or to extend or modify credit agreements, these plans to alleviate the substantial doubt may not be successful in whole or in part.

The Company has evaluated the impact of the additional financing and restructuring actions and initiatives described above on its ability to continue as a going concern. Absent an amendment to the terms of our primary credit facility and a viable solution under one of the Company’s strategic alternatives, the Company intends to exercise all remedies available to it.

Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Subsequent Events

Although the Company raised $5.9 million through private placements of its Series A Preferred Stock in the fourth quarter, the Company’s capital resources continued to worsen. The Company believes this is a continuing consequence of a breach by our primary lender of the Company’s credit facility. As a result of its diminished capital position, in the fourth quarter, the Company has received an increasing number of termination and/or non-renewal notices from content suppliers and other service providers, including receiving default notices under certain of its leases (offices, distribution facility, and its car fleet).  The Company's inability to timely pay content providers has materially diminished the content available across the Company's distribution platforms and has had significant adverse effects on the Company's overall business and financial condition.

The Company intends to pursue all remedies available to it although there is no certainty of the remedies or recoveries the Company will be able to obtain, if any, and the timing of same. The Company also is working, and believes it may be able, to favorably renegotiate its material obligations; however, if the Company is unable to renegotiate acceptable terms or thereafter meet payment obligations under any renegotiated terms, the cumulative impact could have a continuing adverse impact on the Company’s operations and its financial position. As previously noted, the Company is evaluating all available strategic alternatives.

Results of Operations

Items Impacting Comparability

Impairment of Goodwill & Intangibles

Due to continuing underperformance of our business, principally as it relates to the physical rentals of Redbox, along with other factors across our business, we undertook an evaluation of our goodwill and certain intangibles assets for potential impairment as of September 30, 2023.  We utilized a discounted cash flow method entailing a “debt free” analysis which estimates the free cash flows available to both debt and equity investors, to determine the enterprise value of the reporting units. The analysis for the Digital and Retail reporting units showed an enterprise value less than the carrying value.  As such, we evaluated the recoverability of the long-lived assets in the reporting units and determined that there was an intangible asset impairment of $237.8 million and a goodwill impairment of $136.9 million.

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

Revenue

Our revenue is derived from content generated by online streaming of films and television programs on our advertising-supported video on demand (AVOD) streaming services consisting of Redbox, Crackle and Chicken Soup for the Soul. We also generate revenues from Redbox Free Live TV, a free ad-supported streaming television (FAST) service as well as a transactional video-on-demand (TVOD) service. Additionally, we derive revenue from the distribution of television series and films in all media, including theatrical, home video, and pay-per-view, free, cable and pay television, VOD, and new digital media platforms worldwide, including other rights related to our intellectual property. We also generate revenues through our kiosk business as fees charged to rent or purchase a movie at kiosks, as well as revenues from servicing third party kiosks.  Additionally, we derive revenue from production services, as well as executive produce fees on produced content, the sale of content.

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

In March 2023, we entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. We have issued 1,853,537 shares of Class common stock as of September 30, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenue

The following table presents revenue by revenue source for the three months ended September 30, 2023 and 2022 and for the period-over-period dollar and percentage changes:

	Three Months Ended September 30,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$21,760,898	33%	$30,895,649	43%	$(9,134,751)	(30)%
Retail	27,532,500	41%	25,658,906	35%	1,873,594	7%
Licensing and other	16,430,488	25%	15,837,708	22%	592,780	4%
Net revenue	$65,723,886	100%	$72,392,263	100%	$(6,668,377)	(9)%

Our net revenue decreased by $6.7 million or 9% for the three months ended September 30, 2023, compared to 2022.

VOD and streaming revenue decreased $9.1 million or 30% for the three months ended September 30, 2023, compared to 2022. The change is principally related to a decrease of $6.2 million in lower streaming licensee revenues by SMV compared to prior year, as well as $2.8 million in lower ad representation revenues due to a lower volume of inventory available to sell.

Retail revenue for the three months ended September 30, 2023 is entirely from the Redbox merger that closed on August 11, 2022.  Although Retail revenue increased $1.8 million, on a comparable basis year over year excluding the impact of acquisition date, Retail revenue is down approximately 42% reflecting lower rental volume from our inability to stock theatrically released titles in the kiosk, resulting in an inconsistent release cadence for our customers, as well as fewer titles of consequence.  We expect to experience a lower level of kiosk rentals through the fourth quarter and into the future until such time that we are able to stock titles of consequence on a consistent basis.  Growth in kiosk rental revenues in the future is dependent on an increase in the number of theatrical releases and an increase in box office, but also by the consistent weekly cadence of theatrical releases and the size of our kiosk rental network. The future size of our kiosk rental network is dependent on the growth of new retail partners, our retention of existing retail partners and our on-going efforts to rationalize our kiosk footprint to maximize efficiency.

Licensing and other revenue increased $0.6 million or 4% for the three months ended September 30, 2023. The revenue in the quarter is principally related to the modification of an existing intellectual property licensing agreement.

The impact of acquisitions, including Redbox, contributed $36.1 million or 55% of total revenue in the quarter.

Costs & Expenses

The following table presents operating costs line items for the three months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended September 30,
		% of		% of
	2023	Total	2022	Total	Change Period over Period
Operating:
Content amortization and other costs	$34,094,546	52%	$33,211,873	55%	$882,673	3%
Revenue share and partner fees	2,059,217	3%	4,613,273	8%	(2,554,056)	(55)%
Distribution and platform costs	29,736,079	45%	22,330,760	37%	7,405,319	33%
Total operating	$65,889,842	100%	$60,155,906	100%	$5,733,936	10%

Our operating costs increased by $5.7 million for the three months ended September 30, 2023.

The increase in Content amortization and other costs primarily relates to a content impairment charge of $8.1 million, principally related to a commercial dispute with a licensor, partially offset by lower amortization and participation costs of almost $6.9 million, due to lower SMV licensing deals.

Revenue share and partner fees are lower by $2.6 million due to a lower volume of ad representation revenue in the quarter.

The increase in distribution and platform costs of $7.4 million principally relates to the merger with Redbox whose costs were $8.1 million offset slightly by a decrease in legacy costs of $0.7 million.

Acquisitions account for $37.9 million of total Operating costs, including Redbox’s direct product costs of $13.6 million and direct operating expenses of $24.3 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	September 30,		Change
	2023	2022	Period over Period
Compensation expense	$14,041,741	$14,794,883	$(753,142)	(5)%
Share-based compensation	876,485	3,094,532	(2,218,047)	(72)%
Professional fees	2,693,868	2,102,996	590,872	28%
Other operating expenses	7,854,781	7,640,454	214,327	3%
Total Selling, General and Administrative Expenses	$25,466,875	$27,632,865	$(2,165,990)	(8)%

The decrease in share-based compensation expense of $2.2 million was due to additional share-based compensation expenses related to the acquisition of Redbox in 2022.

Professional fees increased by $0.6 million which was due to higher accounting, tax, and consulting costs.

Other operating expenses increased by $0.2 million in the three months ended September 30, 2023 compared to 2022.

Amortization and Depreciation

	Three Months Ended September 30,		Change
	2023	2022	Period over Period
Amortization and depreciation	$10,452,032	$6,349,026	$4,103,006	65%

Amortization and depreciation expense increased by 4.1 million principally due to the increase in acquired intangibles from our acquisitions during 2022.

Impairment of Goodwill & Intangibles

During the three months ended September 30, 2023 we concluded that the fair value of the goodwill and intangible assets of the Digital and Retail reporting units was less than its carrying value resulting in an impairment of goodwill of $136.9 million and  impairment of certain intangible assets of $237.8 million.

Management and License Fees

	Three Months Ended September 30,		Change
	2023	2022	Period over Period
Management and license fees	$3,886,794	$4,774,758	$(887,964)	(19)%

The management and license fees decreased $0.9 million or 19% for the three months ended September 30, 2023 due to the decrease in eligible revenue growth over 2022.

Interest Expense

Interest expense increased $13.3 million for the three months ended September 30, 2023, compared to 2022. The increase is related to a higher average outstanding debt balance during 2023, principally related to the assumption of the HPS debt from Redbox and a higher level of film acquisition advances.

Other Non-Operating Income, net

Other non-operating income, net decreased $3.6 million for the three months ended September 30, 2023 as compared to 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the three months ended September 30, 2023 and 2022 was 1.1% and 77.9%, respectively, and our income tax (expense) benefit was ($4.7) million and $27.4 million for each of the respective periods. Our effective rate is impacted primarily by the Company’s valuation allowance and state income taxes. See Note 13 for more information on income taxes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenue

The following table presents revenue by revenue source for the nine months ended September 30, 2023 and 2022 and for the period-over-period dollar and percentage changes:

	Nine Months Ended September 30,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$88,096,073	35%	$81,753,377	59%	$6,342,696	8%
Retail	90,752,363	36%	25,658,906	18%	65,093,457	254%
Licensing and other	76,384,806	30%	31,823,124	23%	44,561,682	140%
Net revenue	$255,233,242	100%	$139,235,407	100%	$115,997,835	83%

Our net revenue increased by $116.0 million or 83% for the nine months ended September 30, 2023, compared to 2022.

VOD and streaming revenue increased $6.3 million or 8% for the nine months ended September 30, 2023, compared to 2022. The change is related to an increase of $29.3 million in higher streaming revenues, principally related to the Redbox and 1091 Pictures acquisitions. This was offset by a decrease in advertising of $7.2 million and a decrease of $16.0 million from licensing revenues to streamers down due to the nature and mix of deals in 2023 as compared to 2022.

Retail revenue for the nine months ended September 30, 2023 is entirely from the Redbox merger that closed on August 11, 2022. The increase in the revenues is due to the comparison of nine months in 2023 to a little less than two full months in 2022. The results for nine months ended September 30, 2023 resulted in lower revenues than management expected. We expect to experience a lower level of kiosk rentals through the fourth quarter and into the future until such time that we are able to stock titles of consequence on a consistent basis.  Growth in kiosk rental revenues in the future is dependent on an increase in the number of theatrical releases and an increase in box office, but also by the consistent weekly cadence of theatrical releases and the size of our kiosk rental network. The future size of our kiosk rental network is dependent on the growth of new retail partners, our retention of existing retail partners and our on-going efforts to rationalize our kiosk footprint to maximize efficiency.

Licensing and other revenue increased $44.6 million or 140% for the nine months ended September 30, 2023. The increase is related to higher net international licensing revenues of $45.1 million, principally related to an international AVOD licensing agreement across Screen Media’s film library in the first quarter and $25.1 million in other revenues principally related to an amendment of an existing intellectual property agreement, partially offset by lower production revenues of $25.5 million.

The impact of acquisitions of Redbox contributed $122.4 million or 48% of total revenue in the period.

Costs & Expenses

The following table presents operating costs line items for the nine months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
		% of		% of	Change
	2023	Total	2022	Total	Period over Period
Operating:
Content amortization and other costs	$128,958,261	57%	$66,484,625	58%	$62,473,636	94%
Revenue share and partner fees	8,175,526	4%	14,140,433	12%	(5,964,907)	(42)%
Distribution and platform costs	90,348,190	39%	33,702,780	29%	56,645,410	168%
Total operating	$227,481,977	100%	$114,327,838	100%	$113,154,139	99%

Our operating costs increased by $113.2 million for the nine months ended September 30, 2023.

The increase in content amortization and other costs primarily relates to $46.8 million in higher amortization and participation costs, consistent with additional revenues from Redbox and 1091 acquisitions, inclusive of increased digital streaming on Redbox’s TVOD platform and an increase international licensing deal across Screen Media library properties. During the nine months ending September 30, 2023 there is an impairment of content charges of $11.7 million related to a commercial dispute with a licensee and adjustments to film ultimates. Additionally, there was $3.9 million in higher licensing costs related to third party content as well as production costs.

Revenue share and partner fees are lower by $6.0 million mostly due to a decrease to lower ad representation revenues.

The increase in distribution and platform costs of $56.6 million principally relates to the merger with Redbox of $57.4 million.

Acquisitions account for $125.3 million of total Operating costs, including Redbox’s direct product costs of $51.7 million and direct operating expenses of $73.6 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the nine months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items:

	Nine Months Ended September 30,
			Change
	2023	2022	Period over Period
Compensation expense	$46,875,964	$30,151,480	$16,724,484	55%
Share-based compensation	2,449,418	5,049,188	(2,599,770)	(51)%
Professional fees	8,227,673	5,663,031	2,564,642	45%
Other operating expenses	25,233,901	14,931,365	10,302,536	69%
Total Selling, General and Administrative Expenses	$82,786,956	$55,795,064	$26,991,892	48%

The increase in compensation expense of $16.7 million was due to compensation expenses related to the acquisitions of Redbox and 1091 Media in 2022.

Share based compensation expense is lower due to no grants in 2023 and lapping grants related to the Redbox acquisition.

Professional fees increased by $2.6 million which was due to the acquisition of Redbox.

Other operating expenses increased by was primarily related to additional overhead costs of $10.3 million from Redbox.

Amortization and Depreciation

	Nine Months Ended September 30,		Change
	2023	2022	Period over Period
Amortization and depreciation	$32,630,834	$9,677,727	$22,953,107	237%

Amortization and depreciation expense increased by $23.0 million principally due to the increase in acquired intangibles from our acquisitions during 2022.

Impairment of Goodwill & Intangibles

During the nine months ended September 30, 2023 we concluded that the fair value of the goodwill and intangible assets of the Digital and Retail reporting units was less than its carrying value resulting in an impairment of goodwill of $136.9 million and  impairment of certain intangible assets of $237.8 million.

Management and License Fees

	Nine Months Ended September 30,		Change
	2023	2022	Period over Period
Management and license fees	$16,665,284	$11,459,073	$5,206,211	45%

The management and license fees increased $5.2 million or 45% for the nine months ended September 30, 2023 due to the increase in eligible revenue growth over 2022.

Interest Expense

Interest expense increased $47.8 million for the nine months ended September 30, 2023, compared to 2022. The increase is related to a higher average outstanding debt balance during 2023, principally related to the assumption of the HPS debt from Redbox and film acquisition advances.

Other Non-Operating Income, net

Other non-operating income, net increased $1.5 million for the nine months ended September 30, 2023 as compared to 2022.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 1.0% and 35.9%, respectively, and our income tax (expense) benefit was ($5.4) million and $27.4 million for each of the respective periods. Our effective rate is impacted primarily by the Company’s valuation allowance and state income taxes. See Note 13 for more information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Resources and Anticipated Capital Requirements

The current cash position and available capital resources as compared to current obligations will require the Company to raise significant additional capital through one or more financing transactions in the near term. Such financing transactions could include accounts receivable financing, asset sales, or sales of equity or debt, or a combination of the foregoing transactions. The Company believes that such transactions are available on commercially reasonable terms, and it is in active negotiations with respect to one or more such transactions. There can be no assurance, however, that the Company will be successful in consummating any such transaction for the net proceeds required or at all. Additionally, the Company has been actively involved in cost reduction initiatives to reduce forward operating expenses and to improve operational cash flow. Further, the parent company, CSS, has agreed that upon request of the board of directors, it will defer payment of any and all cash portions of the fees payable by us to CSS under the CSS Management Agreement and CSS License Agreement for up to 12 months. The Company also is exploring strategic initiatives including certain asset sales or a strategic sale of the Company and the board of directors will form a strategic initiatives committee as appropriate and necessary to evaluate any potential transactions. There can be no assurance that the efforts to reduce operating costs and other obligations, together with the capital raising and debt initiatives, will prove successful overall. If the Company is not successful, it may need to curtail growth initiatives or certain or all operations, could suffer loss of certain content vendor and distribution relationships and other adverse consequences, or seek relief under applicable bankruptcy laws.

Based on the Company’s financial position at September 30, 2023, history of recurring losses and negative operational cash flows, along with debt maturities and interest payments in the next 12 months, we reviewed the Company’s ability to continue as a going concern and have concluded that there is not sufficient cash flows and substantial doubt exists about the ability of the Company to continue as a going concern.

As of September 30, 2023, we had cash and cash equivalents of $4.1 million, which includes $3.7 million of restricted cash. Our total gross debt outstanding was $548.8 million as of September 30, 2023, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $460.8 million under our HPS Credit Facility, $6.2 million under our Union Bank revolving credit facility, $31.0 million on our Film Acquisition Advances and additional debt of $5.9 million for capital leases and other debt financing.

During the nine months ending September 30, 2023 outstanding debt, net of dent issuance costs, increased $51.7 million primarily due to our election to add the interest due on the debt to the debt (PIK) under our HPS credit facility, which allows us the ability to PIK our interest payments through February 11, 2024. The amount of principal due in the next twelve months is approximately $22.2 million. See Note 11, Debt in the accompanying notes to our condensed consolidated financial statements.

During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 1,179,704 shares of Series A Preferred Stock, for net proceeds of $18.6 million, pursuant to an “At the Market Issuance.”

During the nine months ended September 30, 2023, the Company completed the sale of an aggregate of 3,375,897 shares of Class A Common Stock, for net proceeds of $5.8 million, pursuant to an At the Market Issuance. Additionally, in April of 2023, the Company raised $10.4 million through a public offering of 4,688,015 shares of its Class A common stock at a price of $2.30 per share.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the nine months ended September 30, 2023 and 2022. Total dividends declared during the nine months ended September 30, 2023 and 2022 were $9.9 million and $7.1 million, respectively.

Cash Flows

Our cash and cash equivalents balance were $4.1 million as of September 30, 2023 and $18.7 million as of December 31, 2022.

Cash flow information for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(21,392,070)	$(51,196,199)
Investing activities	$(4,681,581)	$2,763,580
Financing activities	$11,676,015	$40,386,713

Operating Activities

Net cash used in operating activities was $21.4 million and $51.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September, 2022 was primarily due to a $14.3 million decrease in net loss adjusted for the exclusion of non-cash items and a $15.5 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $10.6 million for the nine months ended September 30, 2023 as compared to a net loss adjusted for the exclusion of non-cash items of $24.9 million for the nine months ended September, 2022. The decrease in the net loss adjusted for non-cash items was primarily due to a $477.9 million increase in net loss offset $492.2 million increase in net non-cash items driven by an increase in content asset amortization, amortization and depreciation of intangibles, property, and equipment, as well as the non-cash additions to long term debt.

The effect of changes in operating assets and liabilities was a decrease of $10.8 million for the nine months ended September 30, 2023 compared to a decrease of $26.3 million for the nine months ended September, 2022. The most significant drivers contributing to this decrease relate to the following:

•

Changes in film library acquisition and programming obligations primarily due to the timing of payments and increased content investment in our licensed programming content. Film library acquisition and programming obligations increased $12.9 million for the nine months ended September 30, 2023 compared to an increase of $69.6 million for the nine months ended September, 2022.

•   Changes in the content assets primarily due to decreased premium content investment in our licensed programming rights and our film library. Content assets decreased $28.8 million for the nine months ended September 30, 2023 compared to a $83.6 million decrease for the nine months ended September, 2022.

•	Changes in trade accounts receivable decreased primarily due to the timing of payments, including $17.0 million of cash receipts related to our factoring in the third quarter, as well as the increase in revenues. These costs decreased $46.5 million during the nine months ended September 30, 2023 compared to a $16.5 million decrease during the nine months ended September, 2022.
•	Changes in accounts payable, accrued expenses and other payable increased primarily due to the timing of payments. These costs increased $19.0 million during the nine months ended September 30, 2023 compared to a $6.9 million decrease during the nine months ended September, 2022.

Investing Activities

For the nine months ended September 30, 2023, our investing activities had net cash used totaling $4.7 million for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our growing operations.

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

Financing Activities

For the nine months ended September 30, 2023, our financing activities provided cash totaling $11.7 million. This increase was primarily due to the $39.6 million in net proceeds from the at-the-market preferred and common stock offerings. The proceeds were offset by the partial payment of our put option obligation in the amount of $7.3 million, payments on film acquisition advances of $8.0 million, dividends on preferred stock of $9.6 million, and payments of our contingent consideration of $0.6 million.

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

During the quarter ending September 30, 2023, we undertook a review of our goodwill across the reporting units due to operating results not meeting management’s expectations, particularly Redbox’s kiosk rentals.  We performed a qualitative and quantitative assessment, as required, for our reporting units, goodwill and the indefinite lived intangibles.

We utilized a discounted cash flow method that estimates the free cash flow available to both debt and equity investors to determine the enterprise value of the reporting unit. The analysis for the Distribution & Production reporting unit indicated that there were no impairment conditions. The analysis for the Digital and Retails reporting units indicated an impairment condition existed.  As such, we evaluated the recoverability of the long-lived assets in the reporting units and determined that there was an intangible impairment of $237.8 million and goodwill was impaired by $136.9 million across the two units for the three and nine months ended September 30, 2023.

There have been no significant changes in our critical accounting policies, judgments and estimates other than noted above, since December 31, 2022.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation.

These commitments are expected to be fulfilled in the normal course of business. For further information, see Note 15 in our unaudited financial statements at September 30, 2023 and our audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2022.

Effect of Inflation and Changes in Prices

The Company is beginning to see impacts of inflation in various areas of its business, including but not limited to, the cost of content, fuel, labor, parts, and insurance. The Company expects to see inflationary pressures to continue into 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, the Company has interest rate risk related to approximately $467.0 million of variable rate debt that is payable over 30 months to 5 years. A 1% increase in interest rates would increase our annual run-rate interest expense by approximately $4.7 million. We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, September 30, 2023, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is currently subject to numerous litigation matters relating to among other items, various content vendor contracts. The Company also is in default under various office and equipment leases and other agreements. While management believes that no single action or default in and of itself would be materially adverse to the Company or its business, financial condition, operating results, or cash flows, in the aggregate these actions and defaults could have such material adverse effect. Legal proceedings (both existing proceedings and any additional proceedings arising from such defaults) are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, loss of office access, loss of equipment use, and other adverse consequences, and excessive verdicts can result from litigation, and as such, could result in further material adverse impacts on our business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations in the future.

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

There is substantial doubt about our ability to continue as a going concern and this could materially impact our ability to obtain capital financing and the value of our common and preferred stock.

CSSE’s merger with Redbox occurred in August 2022. The merger included the assumption of $359.9 million of debt. The ability to service this debt was predicated on a partial return to pre-COVID levels in the number and cadence of theatrical releases that were available to the company for its kiosk network, as well as cost synergies. The corresponding rebound in demand for physical kiosk rentals was expected to return to approximately a third of 2019 levels, along with expected synergies from the acquisition, would generate sufficient cash flows to cover the cash needs of the combined businesses.

Since the acquisition, operating results have not met management’s expectations, particularly Redbox’s kiosk rentals, resulting in insufficient cash flows and working capital to operate the business efficiently.  The combination of these factors has resulted in an increasing number of defaults and/or contractual terminations across critical counterparties and service providers, impacting our ability to procure and monetize content efficiently across our distribution platforms.

Due to the on-going impact of these factors on our future results of operations, cash flows and financial condition, as well as our inability to factor longer dated receivables under our credit facility constraints, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company is considering strategic alternatives and transactions, as well as restructuring actions and initiatives to improve its efficiency and reduce its cost structure. However, there can be no assurance that these steps will be sufficient to mitigate the adverse trends we are experiencing in our businesses.

Management may seek to implement further cost and capital expenditure reductions, as necessary. Even if the Company is able to achieve some or all of the contemplated actions, there can be no assurances that we can complete any such actions or strategic transactions in amounts sufficient to alleviate the substantial doubt regarding the Company's ability to continue as a going concern.

If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us and holders of our indebtedness may also suffer material losses on their investments. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Item 2 – Unregistered Sales of Equity Securities

During the nine months ended September 30, 2023 the Company issued 1,853,537 shares of Class A common stock to CSS in lieu of contractual management fee payment based on a fixed price of $3.05 per share. The  agreement allows for up to $12.75 million to be paid with shares at a fixed price of $3.05 per share.

During the nine months ended September 30, 2023 the Company issued 211,057 shares of Class A common stock to third parties in lieu of payment based on an average price of $1.31 per share.

During the nine months ended September 30, 2023 the Company issued 328,000 shares of Series A preferred stock on a price of an average price of $7.27 per share or $2.4 million.

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
(Registrant)

/s/ Jason Meier
Jason Meier
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: December 22, 2023	(Principal Executive Officer)