Form 10-Q/A
period 2023-09-30
Chicken Soup for the Soul Entertainment, Inc.
filed 2024-02-21
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Not Applicable

Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	CSSE	The Nasdaq Stock Market LLC
Common Stock Purchase Warrant	CSSEL	The Nasdaq Stock Market LLC
9.75% Series A Cumulative Redeemable Perpetual Preferred Stock	CSSEP	The Nasdaq Stock Market LLC
9.50% Notes Due 2025	CSSEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class Z Warrants	CSSEZ	OTC Markets

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Chicken Soup for the Soul Entertainment, Inc. (the “Company”) for the period ended September 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on December 22, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the written form of the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing pursuant to Section 302 of the Sarbanes-Oxley Act of 2022. Specifically, the Company is refiling these certifications solely to modify the wording of the introductory language of certification #4 to include “…and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))…”, which language was inadvertently omitted from the Company’s certifications in the Original Filing. There were no changes to the reported results and disclosures in the Original Filing.

This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on December 22, 2023. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

Item 6.    Exhibits:

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

* Incorporated by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.
(Registrant)

Date: February 21, 2024	/s/ Jason Meier
Jason Meier
Chief Financial Officer (Principal Financial Officer)

Date: February 21, 2024	/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer