Form 10-K
period 2023-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2024-04-19
CIK 1679063

Director*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of June 30, 2023, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $24.1 million.

The number of shares of Common Stock outstanding as of April 12, 2024 totaled 32,388,203 as follows:Number of

Title of Each Class	Shares Outstanding
Class A common stock, $.0001 par value per share	24,733,697
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for Registrant’s 2024 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business involves various risks. Many of these risks are discussed in this Report under the heading “Item 1A. Risk Factors.” If any of these risks occur, our business, financial condition, liquidity, results of operations, prospects and ability to make interest payments to our noteholders and distributions to our shareholders could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose a portion or your investment. These risks include:

●	Substantial doubt exists regarding our ability to continue as a going concern and we are in default on various debt and leases agreements. If we are unable to renegotiate our primary credit facility and secure financing from new sources, we may be required to seek relief and protections under United States federal bankruptcy laws.
●	We may and continue to incur losses in the operation of our business.
●	We currently have material disputes with our principal lender and may not be successful in or able to pursue our claims against such lender or defend against the claims of the lender.
●	We are currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor and content supplier payments because of our capital shortfalls. Terminations of content supplier and vendor contracts will need to be reinstated or alternative sources secured. Interruptions in our ability to provide our video-on-demand products and our service to our customers could damage our reputation, which could have a material adverse effect on us.

●	Difficult conditions in the economy generally and our industry specifically resulting from the COVID-19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition.
●	Competition could have a material adverse effect on our business, financial condition and results of operations.
●	The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.
●	The loss of key personnel, including our executive officers, could have a material adverse effect on us.
●	Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers could have a material adverse effect on us.
●	The market price and trading volume of our securities may be volatile.
●	We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits. Additionally, conflicts of interest may arise between us and our affiliated companies and we have waived rights for monetary damages in the event of such conflicts.

PART I

Our company, Chicken Soup for the Soul Entertainment, Inc., is referred to in this Annual Report on Form 10-K as “CSSE,” the Company,” or “we” or similar pronouns. References to:

●	“CSS Productions” means Chicken Soup for the Soul Productions, LLC, our immediate parent;
●	“CSS” means Chicken Soup for the Soul, LLC, our intermediate parent company;
●	“CSS Holdings” means Chicken Soup for the Soul Holdings, LLC, the parent company of CSS and our ultimate parent company;
●	“Screen Media” means Screen Media Ventures, LLC, a wholly owned subsidiary of CSSE;
●	“A Plus” means A Sharp Inc. (d/b/a A Plus), a wholly owned subsidiary of CSSE;
●	“Pivotshare” means Pivotshare, Inc., a wholly owned subsidiary of CSSE;
●	“Crackle Plus” means Crackle Plus, LLC, a wholly owned subsidiary of CSSE which was originally formed by CSSE and CPE Holdings, Inc. (an affiliate of Sony Pictures Television Inc.);
●	“Landmark Studio Group” means Landmark Studio Group, a majority owned subsidiary of CSSE;
●	“Halcyon Television” means Halcyon Television, LLC, a wholly owned subsidiarity of CSSE;
●	“CSS AVOD” means CSS AVOD Inc., a majority owned subsidiary of CSSE;
●	“Locomotive Global” means Locomotive Global, Inc., a majority owned subsidiary of CSSE;
●	“1091 Pictures” means TOFG, LLC, a wholly owned subsidiary of Screen Media Ventures, LLC; and
●	“Redbox” means Redbox Automated Retail, LLC, a wholly owned subsidiary of CSSE.

ITEM 1. Business

Overview of our Business

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the Company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with nearly 170 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 27,800 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the Company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The Company’s best-in-class ad sales organization is known to advertisers as Crackle Connex, a sales platform of unique scale and differentiated reach. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to over 50,000 content assets, with over 60,000 programming hours. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

Our AVOD services boast approximately 40 million monthly active users and are distributed through every major distribution platform including Roku, Amazon Fire TV, Samsung, Vizio, Xbox, PlayStation and many more. Our consumers view content produced through our various television production affiliates, acquired by Screen Media, or licensed from Sony Pictures Television (SPT), Lionsgate, Paramount, Fox, Warner Bros. Discovery, Disney and other production and distribution companies, as well as through our media partners. Crackle is among the most watched ad-supported independent VOD streaming services and has multiple branded FAST networks, all of which offer consumers free TV series and movies. Crackle is known for premium original and acquired content that delivers audiences of scale across a demographic spectrum.

Through our Chicken Soup for the Soul AVOD streaming service and FAST channel, we offer original and acquired unscripted lifestyle and scripted series and theatrical content that appeals to women and families.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of thousands of self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to nearly 170 linear channels. Chicken Soup for the Soul Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Connex, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

Screen Media manages one of the industry’s largest independently owned television and film libraries consisting of approximately 20,000 films and television episodes driven historically by approximately 10 to 20 new theatrically released feature film and a few hundred direct-to-video acquisitions each year. Screen Media provides content for the Crackle portfolio and also distributes its library to other exhibitors and third-party networks to generate additional revenue and operating cash flow. Our Halcyon Television subsidiary manages the extensive film and television library we acquired from Sonar Entertainment in 2021. This library is distributed by Screen Media and contains more than 1,000 titles, and 4,000 hours of programming, ranging from classics, including The Little Rascals, Laurel & Hardy and Blondie (produced by Hal Roach Studios), to acclaimed epic event mini-series such as Lonesome Dove and Dinotopia. Our Halcyon library titles have received 471 Emmy Award nominations, 109 Emmy Awards and 15 Golden Globe Awards. In March of 2022, Screen Media acquired 1091 Pictures that added approximately 4,000 films and episodes of licensed content as well as established FAST and AVOD channels in genre specific verticals with approximately 1 billion yearly ad-impressions.

Chicken Soup for the Soul Television Group houses our film and television production activities and produces or co-produces original content for Crackle as well as content for other third-party networks. This group’s production efforts are conducted through a number of affiliates, including Landmark Studio Group Chicken Soup for the Soul Studios, Indian-centric Locomotive Global Inc., and Halcyon Studios, which was formed in connection with our acquisition of the assets of Sonar Entertainment. Halcyon Studios develops, produces, finances, and distributes high-caliber scripted content for our company for all platforms across a broad spectrum in the U.S. and internationally, including premium series such as Hunters (Amazon Prime) and Mysterious Benedict Society (Disney+).

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

The U.S. market for AVOD is projected to reach $24 billion in revenue in 2024, representing a growth rate of 21% over 2023. Industry projections estimate AVOD revenue to grow at a compounded annual growth rate (CAGR) of 11% between 2024 through 2027. At the same time, advertising spending on traditional linear television networks is expected to decline as more viewers transition from pay television subscriptions to connected TV (CTV) viewing. For these reasons, interest in the AVOD business model is increasing, evidenced by traditional linear network operators increasingly seeking to acquire or launch AVOD networks to maintain access to viewers making this transition and established SVOD players expanding their offerings to include a hybrid AVOD that in most cases still requires a subscription fee. We believe free AVOD networks will continue to experience accelerated growth, particularly as consumers seek affordable programming alternatives to multiple SVOD offerings.

Since our inception in January 2015, our business has grown rapidly. For the full year 2023, our net revenue was $294.4 million, as compared to the full year 2022 net revenue of $252.8 million. Our 2023 Adjusted EBITDA was approximately $(9.4) million, as compared to 2022 Adjusted EBITDA of $33.5 million. We had net losses of approximately $(636.6) million in 2023, as compared to net losses of $(111.3) million in 2022. As described below in “Use of Non-GAAP

Financial Measure”, we use Adjusted EBITDA as an important metric for management. See “Item 7. Management’s Discussion and Analysis of Financial Condition” and “Item 8. Financial Statements” for more information.

Our Strategy

We believe our company is in a differentiated position within the growing and evolving television industry, as we execute our strategy to become the leading provider of premium entertainment for value-conscious consumers. We identified the trends favoring the growth of free AVOD streaming services in 2015 and began building our direct-to-consumer (DTC) offering in 2017, including the development of our original content production strategy. Since then, with Crackle and Chicken Soup for the Soul, we have built premier ad-supported streaming services that deliver utility and value to viewers and advertisers. With the addition of Redbox, we have added an iconic and beloved brand that enhances our existing leadership in the AVOD landscape. Redbox’s connected TV app boasts a robust and integrated ad-supported VOD and free live TV (FAST) service. Redbox’s DVD rental kiosks and connected TV transactional VOD businesses are perfectly positioned to capitalize on the post-COVID resurgence of theatricals at the box-office. We believe Chicken Soup for the Soul Entertainment has the advantage of being unencumbered by the often-conflicting strategic choices and priorities faced by diversified media companies that own both legacy linear television networks and VOD streaming services intended to compete with legacy networks. We are singularly focused on the value-conscious consumer and serving that consumer with unique and differentiated offerings that feature a range of mass-appeal and thematic content, a focus on original and exclusive content, and which employ innovative user platforms and data analytics to deliver more personalized viewing experiences and more engaging advertising. We are executing on our strategy in multiple ways:

●	Content: Maximize transactional revenue and cost-effectively grow our production business, our content library, and our ownership of content rights.
o	Transactional revenue. As films exit the theatrical window, they enter the home video window in which we are the dominant player offering rentals and sales across both physical and TVOD. We are focused on maximizing and accelerating transactional content revenue for both our Redbox physical and digital businesses. As the volume, quality and cadence of significant theatrical releases returns to pre-COVID levels, we plan to drive DVD rentals and sales higher at our vast national kiosk network, as well as continue growing our TVOD rentals and sales.
o	Original & exclusive programming. Our focus on “original and exclusive” content, supported by our distribution and production business, is designed to distinguish our AVOD network brands among viewers. We are able to add to our existing broad base of content without the significant capital outlay of a traditional television or film studio by producing new originals at low cost through creative partnerships, such as on our popular series Going from Broke from executive producer Ashton Kutcher, and Inside The Black Box, our innovative and award-winning look inside black Hollywood.
o	Content acquisition and rights ownership. Through Screen Media, we acquire the rights to additional exclusive content. This strategy reduces our reliance on content licensing, which leads to lower costs of revenue and increased gross margin and provides us with wider distribution opportunities to generate additional revenue. When economically attractive, from time to time, we choose to sell all or a subset of rights of an individual title in our content library to generate funds to keep our overall investment in content cost effective and maximize returns to our investors. We consider all sources of content recoupment revenue, including ancillary revenues and intellectual property infringement.

●	Advertising: Utilize technology and data to deliver innovative advertising formats and relevant ads that engage viewers.
o	Advertiser-desired audience profile. We have relationships with many leading advertisers based on our demographic reach, our sales approach, and our commitment to premium content and innovative, engaging ad formats. Our networks offer advertisers a desirable target audience. For example, the average age of our Crackle viewers is 33, compared to 58 for traditional broadcast networks, and 54 for advertising-supported cable networks. We estimate that 32% of our viewers fall in the 18-34 age demographic.

Diverse sales channels. We employ a diverse and targeted advertising sales strategy, using direct, local reseller and programmatic sales channels to provide us with optionality based on market conditions. Most of our advertising revenues are derived from direct sales and programmatic direct agreements, which we believe give us greater margin contribution and control over our advertising avails than is possible with traditional programmatic advertising. The majority of our programmatic advertising sales are sold by our direct sales force and executed programmatically, providing greater insights and data to our customers, resulting in higher-than-normal programmatic CPMs.

o	Technology investment. As we grow our portfolio of streaming services, we continue to upgrade our entire suite of streaming applications to add value for advertisers and enhance the user experience, including more intuitive navigation, enhanced video players, seamless ad insertion and better content recommendation engines. As we execute on these initiatives, we believe we will be positioned to increase both overall advertising sales and ad insertion rates, firmly establishing our streaming services as a compelling option for advertisers compared to traditional linear broadcast or cable networks.
●	Direct-to-consumer (DTC): Grow distribution to gain new viewers and employ sophisticated data analytics to deliver more compelling experiences.
o	Content and Distribution. We exploit our growing libraries of premium content to grow and retain viewers on our streaming services. To augment audience acquisition, we have engaged in distribution arrangements with an increasing number of media platforms including Roku, Amazon Fire, Vizio, Samsung, LG and others, as well as increased advertising and branding on and off media platforms. For example, we have distribution partnerships with Vizio and Hisense for Crackle and Redbox buttons on millions of new television remote controls sold over the next year, which increases consumer awareness of Crackle and Redbox and guides them directly to our connected TV apps.
o	New Genre-Specific Networks. With the addition of Redbox, we now own and operate 15 clearly branded, curated and widely distributed FAST channels. As we grow our content libraries, we are also continuously evaluating opportunities to create new thematic AVOD and FAST networks that focus on certain genres and types of programming, and we expect these networks to deliver more targeted advertising opportunities to marketers.
o	Personalized Viewer Experiences. As we grow our audience, we are creating a large, valuable data base that we use to better understand what our viewers watch and how they engage with advertising. We are increasingly investing in capabilities to manage and analyze our data with the goal of better personalizing viewer experiences and enabling targeted advertising.
●	Business-to-business (B2B): Accelerate revenue for the Company’s B2B initiatives in key areas.
o	Redbox Service Business. Redbox supports its DVD kiosk network with a nationwide field team that handles on-site break-fix and maintenance along with the stocking of merchandise. In 2016, to maximize personnel, resources, and generate new revenue, Redbox began using its kiosk team to also service third-party kiosks. This initial test of capabilities has flourished and is now a sophisticated and fast-growing service business for multiple third-party companies with thousands of kiosks, including ecoATM. We are focused on the growth of the Redbox Service Business and expect the strength of its positive trajectory to continue.
o	Crackle Connex. As the first AVOD of scale, Crackle has always been in a leadership position. The Company realized several years ago that smaller independent AVODs were disadvantaged in the marketplace. Without scale and a volume of impressions, some players struggled to gain the attention of agencies and clients. As AVODs approached our Company for assistance in ad sales, we found there was a healthy, growing and profitable business in representing third-party networks and their inventory with advertisers.. We plan to grow the number of partners, which benefits the Company’s scale and revenue, as well as our affiliated AVODs.
o	Screen Media Ventures (SMV). While Screen Media’s primary goal is to acquire content for our owned-and-operated networks, SMV’s distribution team works with our networks to optimally window content and license it to third parties wherever possible. Through this strategy, SMV has become a leading

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

As of December 31, 2023, we had 1,194 direct employees. The services of certain personnel, including our chairman and chief executive officer and our senior brand advisor and director, among others, are provided to us under the Management Services Agreement dated May 12, 2016, between us and CSS (“CSS Management Agreement”). We also utilize consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis. We believe that our employee and labor relations are good, and we are committed to inclusion and strict policies and procedures to maintain a safe work environment. We have taken measures to protect our workforce in response to the COVID-19 pandemic, including allowing employees to work from home when possible and implementing safety protocols to support our employees required to work onsite.

ITEM 1A. Risk Factors

In connection with any consideration or evaluation of our company, you should read and carefully consider the risks associated with our business and operations, including those described below. Any of the risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Current Financial Condition

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

If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in our company and holders of our indebtedness may also suffer material losses on their investments. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The level of indebtedness assumed in connection with our acquisition of Redbox has not been supported by the Redbox assets and businesses acquired, which has had a material adverse effect on our Company.

Key components of the Redbox business, including its DVD kiosk rental business, has continued to experience declines since the Merger. The businesses acquired from Redbox has not provided sufficient cash flow since the completion of the Merger to support the related indebtedness acquired by us in the Merger and as significantly hampered our company’s cash flow, which in turn has materially adversely affected our operations, including the businesses we operated prior to the Merger. Unless we are able to strategically reconfigure our businesses, the results of operations of the combined companies are likely to continue to be adversely affected by Redbox’s legacy businesses and debt, and we may continue to face risk factors that are different from those that individually affected the results of operations of CSSE and Redbox respectively prior to the Merger.

We have entered into a term sheet with our principal lender setting forth the general terms of a mutual forbearance arrangement that would provide our company an opportunity to pursue certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of a mutual forbearance agreement, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm.

If a definitive mutual forbearance agreement is entered into by our company and our principal lender (which, as of the date of this Annual Report, we are cautiously optimistic will occur), we will be required to consummate certain proposed transactions with third parties within a prescribed period of time and pay down an agreed amount of our loans with the lender in order to deem our credit facility satisfied in its entirety and render our dispute with our lender moot. There can be no assurance that we will be able to finalize a mutual forbearance agreement, consummate such proposed transactions, or generate sufficient capital to fully fund such payoff.

Our board of directors has voted to form an independent directors committee to evaluate our strategic alternatives and our mutual forbearance arrangement with our principal lender also is expected to implement a strategic review committee within our board of directors.

Our board of directors has voted to form an independent directors committee to evaluate, among other items, our strategic alternatives, which may include, among other options, potential mergers, acquisitions, divestitures, or other significant corporate transactions. Additionally, our mutual forbearance arrangement with our principal lender is expected to require the implementation of a strategic alternatives committee and related measures in circumstances where we have not consummated certain proposed transactions and made certain payments.

While the formation of these committees and the implementation of related measures are intended to address our financial challenges, explore strategic options and enhance creditor and stockholder value, there are significant risks and uncertainties associated with these actions, including, but not limited to:

●	Limited Resources and Attention: The formation of multiple committees and the implementation of related measures may divert the attention and resources of our management team and the board of directors away from day-to-day operations and other strategic initiatives. This diversion of resources could adversely affect our ability to execute our business plans effectively and efficiently.

●	Potential Conflicts of Interest: Members of the independent directors committee and any restructuring committee may have conflicting interests or obligations that could impact their ability to act independently and in the best interests of our stockholders. Conflicts of interest could arise from personal relationships, financial interests, or affiliations with other companies or entities involved in the strategic review process. Conflicts would include the interests of our principal lender as a creditor as compared to the interest of holders of equity.

●	Uncertain Strategic Alternatives: There can be no assurance that the strategic review process will result in the identification or completion of any strategic transaction or that any transaction identified will be in the best interests of our stockholders. The evaluation of strategic alternatives involves numerous uncertainties and complexities, including market conditions, regulatory considerations, and negotiations with third parties, which may result in the failure to consummate a transaction or the realization of value significantly below expectations.

These actions may have a significant impact on our business, financial condition, and results of operations, and there can be no assurance that they will ultimately result in the enhancement of shareholder value.

We have recently lost key employees, which could adversely affect the future business and operations of CSSE going forward.

We are dependent on the experience and industry knowledge of our company’s officers and other key employees to execute our business plans. Since the Merger, we have experienced the loss of certain key employees, particularly within the Redbox businesses. It is possible that the employees of our combined companies may continue to experience uncertainty or disaffection about their roles within our company or about the operations of the combined companies going forward, which may have an adverse effect on our ability to retain or attract key management and other key personnel. No assurance can be given that we will be able to successfully retain or attract key management personnel and other key employees.

We have experienced material disruptions in key business relationships and our inability to service all our indebtedness and other obligations.

Our business relationships with numerous customers, distributors, suppliers, vendors, landlords, joint venture partners, and other business partners have been materially hampered by our financial condition. As a result, we have experienced delays in accessing new content and ad sales inventory. This has also hurt our reputation and made it difficult to enter into new business relationships and negotiate changes to existing business relationships. These disruptions have had a material and adverse effect on the results of operations, cash flows and financial position of our company, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of our merger with Redbox.

We have received a delisting notice from Nasdaq, which may diminish or eliminate an active trading market for our common stock, our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), and outstanding publicly traded notes (“Notes”).

In March 2024, we received a notification from the NASDAQ Capital Market indicating that we have failed to comply with certain continued listing standards. Specifically, we do not meet the minimum bid price requirement and the minimum stockholders' equity threshold as prescribed by NASDAQ rules. This non-compliance presents several material risks to our company and our shareholders. We have appealed the delisting, but there can be no certainty that we will be successful. The appeals process will require us to put forth a definitive plan to regain and maintain compliance. If our appeal is not successful, our common stock, Series A preferred stock and Notes will be delisted, which would likely lead to reduced liquidity for our securities, limiting investors' ability to buy and sell such securities. This could also result in decreased visibility in the market and a reduction in the value of our securities. Failure to maintain our Nasdaq listing would make it more difficult and more expensive for us to raise capital, which would materially adversely affect our business and operations.

We have significant indebtedness and other financial obligations that we have been unable to service as required, which has materially adversely affected CSSE, its operations and financial condition.

As of December 31, 2023, we had aggregate gross indebtedness of $562.4 million, including obligations under the HPS Credit Facility, MUFG Union Bank (formerly known as Union Bank) film financing facility, our outstanding publicly traded 9.50% notes (Nasdaq Symbol: CSSEN) and our capital leases. Our operations have not generated sufficient cash flow to cover such debt service obligations, and we require significant capital resource, which to date, we have been unable to obtain. Although we have been in negotiations with certain third parties for the provision of capital through specific financing transactions, these proposed transactions have not been consummated and may not be consummated at all or on terms that allow us to be in a position to functionally service all of our obligations as and when they are due. As a result, we may be required to seek protraction under applicable bankruptcy laws.

We have not been able to generate surplus as required under Delaware law to service our monthly dividend under our Series A preferred stock and have currently ceased declaration and paying of such dividend.

Our cash flows from operations, and resulting surplus/deficit metrics, have prevented us from legally declaring monthly dividends under our Series A preferred stock. In the event we fail to declare and pay such dividends for 18 consecutive months, the certificate of designations rights and preferences governing the Series A preferred stock provides certain remedies for holders, including, but not limited to the right to appoint at least two directors to our board of directors. Our inability to pay these dividends has likely hurt our reputation and market confidence in our company and has materially diminished the market price and desirability of our or Series A preferred stock. We may not be able to resume this dividend in the near future or at all.

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

As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $(884.3) million and $(247.8) million, respectively, and for the years ended December 31, 2023 and 2022, we had a net loss of approximately $(636.6) million and $(111.3) million, respectively. We expect our operating expenses to increase in the future as we continue to expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. Currently, we do not have adequate sources of liquidity to meet our anticipated requirements for working capital, capital expenditures, cash dividend payments on our 9.75% Series A preferred stock, and cash interest payments on our outstanding Notes, credit facilities, and other debt obligations. may require us to borrow additional funds for that purpose, restructure or otherwise refinance our debt. The inability to obtain additional financing resources, will likely require us to diminish or halt operations and seek protection under applicable bankruptcy laws.

We have not realized the advantages we expect from our acquisitions.

Part of our growth strategy has been the acquisition of scalable assets to build our business. Our relatively recent acquisitions of Redbox, 1091 Pictures, Crackle, and the assets of Sonar, required time-consuming and costly integration efforts. To date, these efforts have not been successful as we have not realized the anticipated benefits of such acquisitions and our operations have been adversely effected. We believe in. the value of these assets but would require additional capital resources to fully realize their value, and we may not be able to secure such capital resources on commercially reasonable terms or at all.

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

If our efforts to attract and retain new consumers are not successful, our business will continue to be adversely affected.

Our success depends in part on attracting consumers, retaining them on our VOD services and physical rental business, and ultimately monetizing our VOD services and content offerings. As such, we are seeking to expand our consumer base and increase the number of hours that are streamed across our platforms, increase the number of rentals, expand our kiosk servicing business to create additional revenue opportunities. To attract and retain consumers, we need to be able to respond efficiently to changes in their tastes and preferences and to offer them access to the content they enjoy on terms that they accept. Our financial condition, however, has negatively affected our ability to provide our audiences with new content, which has hampered our operations. Similarly, effective monetization requires us to continue to update the features and functionality of our VOD offerings for consumers, content providers, DVD suppliers, and advertisers, and these efforts have been adversely affected by our limited financial resources.

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

Our long-term results depend on numerous operating factors including the results of our physical rental business, which has not improved following the Merger as anticipated.

Home entertainment is a rapidly evolving industry, making our business and prospects difficult to evaluate. The growth and profitability of this industry and the level of demand and market acceptance for our physical rental business, VOD platforms and content offerings are subject to a high degree of uncertainty. The success of our physical rental business depends in large part on our ability to obtain adequate content from movie studios, maintain contractual relationships with our retail partners in strategic, high-traffic locations, and effectively respond to ongoing cost- and pricing-related pressures. Cancellation, non-renewal, adverse renegotiation of or other changes to these relationships could seriously harm our business, reputation, financial condition and results of operations. We face ongoing pricing pressure from our retail partners to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. To date, we have not experienced improvements in our physical rental business as anticipated prior to the Merger, which has materially harmed our operations and financial performance, which in turn, has limited available capital resources for our other operations. Absent our ability to secure additional capital resources and to reconfigure our operations in a manner sufficient to service our outstanding obligations and operating requirements, we may need to curtail some or all of our operations and may need to seek relief under applicable bankruptcy laws.

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

To be successful, our operations and services need to be scaled to effectively and reliably handle growth in transactions, users, and features. Since inception, we have developed technology and managed our business to address varied content offerings, industry best practices related to e-commerce and streaming video, as well as evolving legal and regulatory environments. While we historically experienced growth in our TVOD service, this growth was hampered following COVID-19 and the consummation of our Merger, and the resulting diminishment in cash flow and capital resources available for our operations. It is possible that we will not be able to continue to grow our revenues, or if growth is resumed, that it will be maintained for any significant period, or at all.

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

We currently have limited production capabilities and rely on relationships with third parties for much of these capabilities. Working with third parties is an integral part of our strategy to produce video content on a cost-efficient basis, and our reliance on such third parties could lessen the control we have over the projects. Should the third-party producers we rely upon not produce completed projects to the standards we expect and desire, critical and audience acceptance of such projects could suffer, which could have an adverse effect on our ability to produce and distribute future projects. In particular, due to the global spread of COVID-19, and in response to government mandates and healthcare advisories, we experienced delays in new content delivery as certain of our vendors and partners halted or diminished their operations. Further, during any continuation of the COVID-19 pandemic or after it fully subsides, we cannot be assured of entering into favorable agreements with third-party content producers on economically favorable terms or on terms that provide us with satisfactory intellectual property rights in the completed projects. Additionally, during 2023 and into 2024, our limited capital resources have materially adversely affected our relationships with third party content providers which, in turn, has harmed our business operations and financial performance. We may not be able to remedy our third-party relationships as required going forward.

There are risks related to our DVD kiosk rental business that have, and may continue, to negatively impact our business.

We have invested to maintain our infrastructure of Redbox kiosks in the United States. Optimizing our physical Redbox business depends substantially upon growth or minimizing decline in same store sales. To date, we have not been successful in preventing a downtrend in available Redbox locations. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and we have experienced a secular decline in the physical rental market. As this evolution continues, our DVD business and related operating results and financial condition will continue to be adversely affected, and secular declines may accelerate. As a result, our business has been materially adversely affected.

If we are unable to grow the client base of our third-party kiosk service business, our services line of business may be at risk.

We currently leverage our large and remote Redbox kiosk field workforce to provide services to our third-party kiosk owners. Our ability to engage and retain this workforce is necessary to merchandise and service our Redbox kiosks, meet the demands of our retail partners and users, and deliver service for our service business accounts. If we cannot continue to retain this workforce at adequate levels, our costs may rise, our service line of business may not meet committed service levels and our customers and retail partners may be dissatisfied. If the network of kiosks we service declines (including our own Redbox network of kiosks) or if we are unable to maintain key accounts (ecoATM and Amazon Locker being our largest clients) or obtain new clients, we may not be able to continue this line of business and obtain expected benefits and our business may be adversely affected.

If we do not manage the content and availability of our DVD library effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our Redbox business model is optimizing our library of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not acquire sufficient DVD titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our library utilization would become less efficient and our margins for the Redbox business would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to acquire appropriate quantities of certain DVD titles in a timely manner. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our library may become unbalanced, and our margins may be adversely affected.

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

If we are unable to comply with or lack the necessary internal controls to ensure appropriate documentation and tracking of our content library, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted DVDs and be susceptible to risks of theft and misuse of property, any of which may negatively affect our margins in the Redbox business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Given the multiple-year duration and largely fixed cost nature of some of our content commitments, if user acquisition and retention do not meet our expectations, or if we are unable to distribute and license such content to third parties, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we have exclusive distribution rights to under the Screen Media or Redbox Entertainment brands, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not provide minimum guarantees. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and payment requirements of certain agreements. In addition, the long-term and fixed cost nature of some of our content commitments may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers or third-party distributors, acquisition and retention may be adversely impacted and given the fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted. Further, there is significant competition for exclusive content, which may limit our ability to acquire a sufficient number of titles or may cause increases in prices that impact profitability of titles acquired.

We may be unable to attract new partners, broaden current partner relationships, and penetrate new markets and distribution channels.

To increase the optimal availability of our products and services, we may need to attract new partners, or broaden and maintain relationships with current partners, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels. Our limited financial resources have hurt various industry relationships and as a result our business and financial performance have been, and. continue to be, adversely affected.

The termination, non-renewal or renegotiation on materially adverse terms of Redbox’s contracts or relationships with one or more of our significant retailers or studios could seriously harm its operations and our financial condition and results of operations.

The success of our DVD business depends in large part on our ability to maintain contractual relationships with our partners in profitable locations. Certain contract provisions with our partners vary, including product and service offerings, the fees we are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. For our DVD business we typically enter multi-year kiosk installation agreements that automatically renew until we, or the retailer, gives notice of termination. We strive to provide direct and indirect benefits to our partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. We prefer to have our kiosks placed at strategic, high-traffic locations within a partner location. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer. Additionally, to the extent a partner desires to periodically remodel its stores, and to use the space previously allocated to Redbox for different purposes (e.g., home pickup and delivery services), our business, financial condition and results of operations could suffer. No individual retailer accounts for more than 10% of our consolidated revenue.

Redbox’s business also depends on our ability to obtain adequate content from movie studios. We have entered into licensing agreements with certain studios to provide delivery of their DVDs. These movie studios have terminated our relationship due to our inability to pay their licenses fees and will need to be reinstated, when and if, the Company is able secure additional capital. If we are unable to maintain or renew our current relationships to obtain movie content on acceptable terms, our business, financial condition and results of operations will continue to suffer.

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

We accept payment for movie rentals through debit card, credit card and online wallet transactions. We rely on internal systems as well as those of third parties to process payments. The Durbin amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act is unfavorable to us. We pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information our revenue, operating expenses and results of operation could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

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

A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Material operating issues arising from such events could also harm our company brand or reputation, which may impact our ability to acquire and retain users, as well as scale and sell advertising to brand and advertising partners. Such losses may not be fully covered by insurance. We do not currently expect that compliance with government laws and regulations concerning the environment and those designated to address climate risk will have a material effect upon its capital expenditures, cash flow, financial condition, earnings and competitive position.

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

In consideration for use of the Brand, and the provisions of key operational resources to our company, we are required to make significant payments to our affiliates as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management and License Fees Affiliate company” in this Form 10-K. Accordingly, in the aggregate, 10% of our net revenue is paid to our affiliates on a continuous basis and will not be otherwise available to us.  Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. As we grow our revenues, these payments could become materially more costly than building and acquiring the same resources directly within our company. Similarly, as we build our business and operations in areas outside of the Brand, the value received from licensing the Brand could diminish on absolute and relative terms. In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our Company of shares of our Class A common stock. The Company has issued an aggregate of 2,025,927 shares of Class A common stock to CSS under the modification as of December 31, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share. As of December 31, 2023, $6.2 million of accrued and payable management and license fees have been satisfied through the issuance to CSS shares of Class A common stock, and an aggregate of $6.6 million of future management and license fees will be offset by the issuance of Class A common stock to CSS in the periods after December 31, 2023.

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

We intend to increase the distribution of our video content outside the U.S. and thereby derive significant revenue in foreign jurisdictions. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	approximately 43% of our accounts receivable is attributable to international customers;
●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
●	the Foreign Corrupt Practices Act and similar laws regulating interactions and dealings with foreign government officials;
●	changes in local regulatory requirements, including restrictions on video content;
●	differing and more stringent user protection, data protection, privacy and other laws;
●	differing degrees of protection for intellectual property;
●	financial instability and increased market concentration of buyers in foreign television markets;
●	the instability of foreign economies and governments;
●	fluctuating currencies and foreign exchange rates;
●	the spread of communicable diseases, including COVID-19, in such jurisdictions, and government responses to contain the spread of such diseases, including border closures, stay-at-home orders and quarantines, which may impact business in such jurisdictions; and
●	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenue from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

The effects on our business of the war in Ukraine or the military actions in Israel-Gaza, or the direct military involvement of the United States in such conflicts, or any similar conflicts anywhere in the world, and the ramifications of sanctions against Russia or Israel or other counties, are unknown and could be material.

Our business could be materially affected by hostilities in other countries. Adverse effects could arise from reduced viewership in our international content offerings, disruptions in Internet availability, heightened risks of cyberattacks perpetrated by government actors, or slowdowns or halts in the production of content being created in other countries. The effects on our business of any specific conflicts, including the current war in Ukraine and any escalation of such war to neighboring countries, or the direct military involvement of the United States in such conflict, or any similar conflicts anywhere in the world, including Israel or other areas of the Middle East, cannot be predicted, but could be material and adverse. Direct US military involvement could heighten international and other risks we already face. Similarly, the ramifications of sanctions put in place by the United States against Russia or Israel or other counties on our business are unknown and could be material. Our business could be harmed by retaliatory sanctions or actions taken by a country in response to US sanctions, and significant as a result of numerous circumstances arising from same, including prohibitions on the dissemination of US-based video services in certain countries, military actions, cyber-attack initiatives, and other measures that cannot be predicted.

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

As of December 31, 2023 and 2022, we had net intangible assets of $35.9 million and $305.4 million , respectively, and goodwill of $120.5 million and $260.7 million, respectively, primarily related to the merger with Redbox, the formation of Crackle Plus, the acquisition of the Crackle assets, Sonar assets and other acquisitions. We assess goodwill and other intangible assets for impairment at least annually and more frequently if certain events or circumstances warrant. If the book value of goodwill or other intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. In third quarter of 2023 we recorded an impairment charge related certain intangibles and goodwill of $380.8 million principally related to the underperformance of Redbox. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because our common stock currently trades at prices below $5.00 per share, we are subject to “penny stock” rules.

As a company whose securities are traded at a low price per share, we are subject to additional regulatory requirements under the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock rules." These rules impose certain disclosure and trading restrictions on broker-dealers who engage in transactions in penny stocks, defined generally as equity securities with a price of less than $5.00 per share.

The penny stock rules require broker-dealers to provide specific disclosures to investors prior to executing transactions in penny stocks. These disclosures include information about the risks associated with investing in penny stocks, the salesperson's compensation, and the bid and offer quotations for the penny stock. Additionally, the rules require broker-dealers to obtain written consent from investors before executing transactions in penny stocks, confirming that the investors have received the required disclosures and understand the risks involved.

The trading restrictions imposed by the penny stock rules may limit the liquidity and marketability of our securities. As a result, investors may find it more difficult to sell their shares at prevailing market prices or to find a willing buyer for their shares. This limited liquidity may contribute to greater price volatility and wider bid-ask spreads for our securities, which could negatively impact the market price of our common stock.

Furthermore, the additional regulatory requirements associated with trading as a penny stock may deter broker-dealers from facilitating transactions in our securities. This reduced market-making activity may further exacerbate the liquidity and trading challenges faced by investors in our stock.

Investors should be aware of the risks associated with trading in penny stocks, including limited liquidity, heightened price volatility, and the potential for regulatory scrutiny. These risks may make it more difficult for investors to buy or sell our securities at favorable prices and could result in losses for investors.

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

an exercise price of $132.18 per share.

If all of the outstanding warrants are exercised for cash we will be required to issue an aggregate of 5,501,357 shares of Class A Common Stock, or approximately 20% of our Class A Common Stock outstanding as of December 31, 2023. The warrant holders will likely exercise the warrants only at a time when it is economically beneficial to do so. Accordingly, the exercise of these warrants will significantly dilute our other equity holders and may adversely affect the market price of our publicly traded securities.

We utilize At the Market Issuance Sales Agreements and private sales, pursuant to which we may offer and sell, from time to time, shares of Class A Common Stock and shares of Series A Preferred Stock, which may adversely affect the price of our Class A Common Stock and Series A Preferred Stock .

We utilize At the Market Issuance Sales Agreement (“ATM Agreements”) and private sales pursuant to which we may issue shares of Class A Common Stock and Series A Preferred Stock having an aggregate offering price of up to $1,000,000,000. The sale of Class A Common Stock will dilute our other equity holders and may adversely affect the market price of the Class A Common Stock. Issuance of shares of our Series A Preferred Stock will increase our dividend payment obligations and increase the liquidation preference. Under our currently existing ATM Agreement with Virtu Americas and B. Riley, for the year ended December 31, 2023, we have sold an aggregate of 1,200,703 shares of Series A Preferred Stock, generating net proceeds to us of $18.8 million. Outside of that, we completed private unregistered sales of 1,200,000 shares of preferred stock, generating $8.1 million.

Only a limited market exists for our Class A Common Stock, Series A Preferred Stock, Notes and Warrants, which could lead to price volatility.

Our Class A Common Stock, Series A Preferred Stock, Notes and Redbox Warrants trade on the Nasdaq Global Market under the symbols “CSSE”, “CSSEP”, “CSSEN” and “CSSEL”, respectively. Our Class Z warrants are quoted on the OTC Markets under the symbol “CSSEZ,” respectively. However, trading volume for our securities has historically been relatively limited. The limited trading market for our securities may cause fluctuations in the market value of these securities to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our securities. We currently face delisting of our securities on Nasdaq and have a scheduled hearing in May 2024 to appeal the delisting notice. The delisting of our securities will materially harm liquidity and likely the value of such securities.

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

If at any time our securities become subject to the “penny stock” rules promulgated under the Exchange Act our securities could be adversely affected. Typically, securities trading under a market price of $5.00 per share and that do not meet certain exceptions, such as national market listing or annual revenue criteria, are subject to the penny stock rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s written agreement to the transaction prior to sale;
●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks;”
●	obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has received the required risk.

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

Our Class A Common Stock is currently listed on Nasdaq, a national securities exchange. In March 2024 we received notice from Nasdaq that our securities will be delisted, pending our appeal of such delisting decision. If our Class A Common Stock is not listed on Nasdaq or another national securities exchange at any time after the date hereof, we could face significant material adverse consequences, including:

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

As noted earlier in this Annual Report, we have suspended the declaration and payment of dividends under our Series A preferred stock as a result of lack of surplus. We cannot determine if we will be able to reinstate this dividend at any point in the future. In accordance with Section 170 of the Delaware General Corporation Law, we may only declare and pay cash dividends on the Series A Preferred Stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described herein actually occur. Also, payment of our dividends depends upon our financial condition and other factors our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A Preferred Stock.

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

The market price of the Series A Preferred Stock depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
●	trading prices of similar securities;
●	our history of timely dividend payments;
●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	the financial condition, performance and prospects of us and our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry
●	our issuance of additional preferred equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

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

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of December 31, 2023, our total liabilities (excluding contingent consideration) equaled approximately $920.6 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

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

If and when we reinstitute the dividend on our Series A preferred stock, distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

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

Although the Notes are listed on the Nasdaq Global Market under the trading symbol “CSSEN,” we received a delisting notice for our securities from Nasdaq in March 2024, pending our appeal of same. We cannot provide any assurances that the Notes will remain listed on Nasdaq or that an active trading market will develop or be maintained for the Notes or that you will be able to sell your Notes. The Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure you that a liquid trading market for the Notes will be sustained, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

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

Any default under the agreements governing our existing or future indebtedness that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any loan facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any such default may constitute a default under the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders. If this occurs, we would be in default under the credit arrangement that we have, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing their debt. Because any future credit facilities will likely have customary cross-default provisions, if the indebtedness under the Notes, or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Risks Related to our Warrants

Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL” and our Class Z Warrants are quoted on the OTC Pink Market but a market may not develop for these warrants.

Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL” and our Class Z Warrants are quoted on the OTC Pink Market under the symbol “CSSEZ”, respectively. We cannot assure you that active trading markets for these warrants will develop, or, if developed, will be sustained. With respect to the Class Z Warrants, the over-the-counter market is a significantly more limited market than Nasdaq, due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result of the foregoing, holders of our warrants may find it difficult to resell their warrants at prices quoted in the market or at all. You may be unable to sell Class Z Warrants unless a market for such securities can be established or sustained.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Cybersecurity risk management is an important part of our overall risk management efforts. We maintain a cybersecurity program that is comprised of policies, procedures, controls and plans whose objective is to help us prevent and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we monitor cybersecurity vulnerabilities and potential attack vectors to company systems. We, directly and through our third-party service providers, maintain various measures to safeguard against cybersecurity threats such as monitoring systems, security controls, policy enforcement, data encryption, employee training, tools and services from third-party providers and management oversight to assess, identify and mitigate risks from cybersecurity threats. We and our third-party service providers conduct regular testing of these controls and systems including vulnerability scanning, penetration testing and simulating the execution of parts of our disaster recovery plan.

We have implemented cybersecurity frameworks, policies and practices which incorporate industry standards and contractual requirements. We gather information and review security protocols of certain third parties who integrate with our systems, such as our payroll processor, managed solutions provider, and software as a service provider, on an annual basis to identify and manage risk. We regularly seek to improve and mature our cybersecurity processes. We apply lessons learned from our efforts to help prevent attacks and utilize data analytics to detect anomalies and search for cyber threats.

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase generally in business and society. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our board of directors has oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. The board receives updates from management on our cybersecurity risks as may be required or prudent. In addition, management updates the board as necessary, regarding any material cybersecurity incidents. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the board, as appropriate.

Our Director, Information Security works with our Chief Technology Officer to oversee our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. These personnel work with other members of management, employees and outside service providers to promote and evolve our cybersecurity protocols and systems.

There were no material cybersecurity incidents in 2023 or up to the date of this filing.

ITEM 2. Properties

Our corporate headquarters is located at 132 East Putnam Avenue – Floor 2W, Cos Cob, Connecticut. Use of this space is provided to us under the terms of the CSS Management Agreement. We also lease facilities in California, New York and  Illinois.

ITEM 3. Legal Proceedings

During fiscal 2023, the Company is currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor payments because of the capital shortfalls. We are a defendant in numerous commercial actions claiming breach of contract and other causes, including breach of contract relating to the content relationships, company leases, and advertising relationships.

BBC v. Screen Media and CSSE, New York Court- In this action, Plaintiff filed an arbitration for unpaid dues and claimed approximately $9 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of December 31, 2023, was approximately $7.4 million. CSSE has filed a counter claim against BBC that substantially offsets the alleged claim for breach of contract.

SPHE Scan Based Trading v. CSSE, Redbox and Crackle Plus, California Court - In this action, Plaintiff filed suit for unpaid dues and claimed up to $30 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of December 31,2023 was approximately $23.8 million, the low end of the range of our estimate of loss.

Universal City Studios v. Redbox, Superior Court of Los Angeles County, California - In this action, Plaintiff filed suit for unpaid dues and claimed up to $16.8 million including accruing interest and attorney fees. This matter is currently on-going and balance due and adequately accrued under this agreement as of December 31,2023.

Other than the items discussed above, we believe that the other matters that the Company is currently subject to litigation are not significant, and, in the opinion of our management, are not likely to have a material adverse effect on the Company in adjudicated or settled in a manner adverse to our company. Legal proceedings (both existing proceedings and any additional proceedings arising from such defaults) are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, loss of office access, loss of equipment use, and other adverse consequences, and excessive verdicts can result from litigation, and as such, could result in further material adverse impacts on our business, financial position, results of operations, and /or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “CSSE,” our Series A Preferred Stock is listed on Nasdaq under the symbol “CSSEP,” and our 9.50% Notes due 2025 are listed on Nasdaq under the symbol “CSSEN.” Our Redbox Warrants are listed on Nasdaq under the symbol “CSSEL.” Our Class Z Warrants are quoted on the OTC Pink Market under the symbols “CSSEZ.”

Nasdaq Listing Requirements

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5 million on its Class A common stock (CSSE) and maintain equity of $10 million. The Company appealed the Staff Determination on April 1, 2024 and expects the hearing to occur within 45 days after the date of its hearing request. The hearing request will stay the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made. In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market. In such event the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

Holders

As of April 12, 2024, we have 1,009 holders of record of our Class A Common Stock and 1 holder of record of our Class B Common Stock. We believe we have in excess of 300 beneficial holders of our Class A Common Stock.

Dividend Policy

Series A Preferred Stock Dividends

Since July 2018, we have declared monthly cash dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end. The monthly dividends for each month were paid on approximately the 15th day subsequent to each respective month end. The total amount of dividends declared were $14.0 million and $9.7 million as of December 31, 2023 and 2022, respectively.

On January 5, 2024, the Company’s Board of Directors determined to temporarily suspend the payment of monthly cash dividends on the Company’s Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) beginning with the payment scheduled for on or around January 15, 2024. The suspension of these dividends will defer approximately $1.2 million in cash dividend payments each month.

Pursuant to Section 4 of the Certificate of Designations of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accumulate whether or not the Company has earnings, there are funds legally available for the payment of those dividends, or those dividends are declared by the Board of Directors. No interest, or sum in lieu of interest, will be payable in respect of any dividend payment or payments on the Series A Preferred Stock which may be in arrears, and holders of the Series A Preferred Stock will not be entitled to any dividends in excess of the full cumulative dividends. Any dividend payment made on the Series A Preferred Stock shall first be credited against the earliest accumulated but unpaid dividend due with respect to the Series A Preferred Stock.

Common Stock Dividends

Our credit agreement with HPS includes a limitation on our ability to pay dividends to common stockholders. We have not paid any dividends on our common stock during the years ended December 31, 2023 and 2022.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued 2,025,927 shares of Class A common stock to CSS in lieu of contractual management fee payment based on a fixed price of $3.05 per share. The agreement allows for up to $12.75 million to be paid with shares at a fixed price of $3.05 per share.

During the year ended December 31, 2023, the Company issued 358,985 shares of Class A common stock to third parties in lieu of payment based on an average price of $0.91 per share.

During the year ended December 31, 2023, the Company issued 1,200,000 shares of Series A preferred stock on an average price of $6.73 per share or $8.1 million.

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

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2023, the Company generated negative cash flows from operations of $(23.3) million, a net loss available to common stockholders of $(636.6) million and has an accumulated deficit of $(884.3) million. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

CSSE’s merger with Redbox occurred in August 2022. The merger included the assumption of $359.9 million of debt. The ability to service this debt and operate our combined business operations was predicated on a partial return to pre-COVID levels in the number and cadence of theatrical releases that were available to the Company for its kiosk network, cost synergies between the companies, and the ability to consummate certain accounts receivable financing. The corresponding rebound in demand for physical kiosk rentals was expected to return to approximately a third of 2019 levels, along with expected synergies from the acquisition, and accounts receivable financing, which would generate sufficient cash flows to cover the cash needs of the combined businesses.

Several factors negatively affected the planned integration of Redbox’s operations into our company, including a) longer than anticipated period of unavailability of sufficient new titles as a result of the on-going impacts of COVID and industries strikes, b) undisclosed preacquisition issues within Redbox, and c) disputes that arose with our lender as described in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.

As the flow of theatrical releases began to increase following Covid, we believe that our inability to secure accounts receivable financing for the reasons describe in our most recent 10-Q hampered our ability to pay for and secure new content, which began to strain relationships with the Company’s creditors, including content providers. As a result, the Company was unable to pay for all the movies that were offered to it by its providers, and as a result operating results failed to meet management’s expectations, particularly in Redbox’s kiosk rentals, resulting in insufficient cash flows and a significant working capital deficit hampering our ability to operate the business efficiently.

In order to partially replace this working capital shortfall, the Company factored its short-dated receivables but was unable to factor its long-term receivables, which prevented us from making up the short-fall. Also, the Company launched initiatives to improve its efficiency and reduce its cost structure, including, but not limited to: (i) optimizing its kiosk network, (ii) evaluating and implementing workforce reductions across its supply chain and corporate teams and (iii) maximizing cost synergies across the combined businesses.

The combination of these factors has resulted in asserted defaults and/or contractual terminations with critical content and service providers, impacting our ability to procure and monetize content efficiently across our distribution platforms. Due to the ongoing impact of the above factors on our current and future results of operations, cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. As a result of the Company’s diminished capital position, the Company has received an increasing number of termination and/or non-renewal notices from content suppliers and other service providers, including receiving default notices under certain of its leases and certain of its lenders. These financing partners have the ability to evict us from facilities, repossess vehicles or call their debt, but none have done so to date.

While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term, we will be able to settle material litigations, defend those for which we have a defense, and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions or settle or defend all such cases in a manner that avoids continued operational and economic consequences that harm our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5 million on its Class A common stock (CSSE) and maintain equity of $10 million. The Company appealed the Staff Determination on April 1, 2024 and expects the hearing to occur within 45 days after the date of its hearing request. The hearing request will stay the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made. In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market. In such event, the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

As described in this Annual Report on Form 10-K, we are cautiously optimistic that (1) we will enter into a mutual forbearance agreement with respect to the mutual claims between our Company and our lender, (2) that these mutual claims will be resolved satisfactorily and (3) such resolution, if resolved, may improve our Company’s capital position, including through a possible reduction in our indebtedness. See “Proposed Mutual Forbearance Agreement and Strategic Initiatives” for a summary of the proposed mutual forbearance framework that follows.

Proposed Mutual Forbearance Agreement & Strategic Initiatives

In April 2024, as an integral part of our strategic initiatives to improve the capital position of our Company and resolve our mutual disputes with our principal lender, we established a framework with such lender, pursuant to which we would waive certain claims and the lenders under our credit facility would forbear (the “Forbearance”) for a period of time (the “Mutual Forbearance Period”) from exercising any remedies they may have under such credit facility in order to allow our company approximately 60 days to pursue certain proposed transactions (“Proposed Transactions”). The Proposed Transactions include (a) a $50 million sublicense (the “Proposed Sublicense”) and (b) a $125 million agreement with a third party comprised of a $65 million line of credit and a $60 million equipment lease to Redbox secured by assets owned by Redbox (the “Proposed Redbox Facility”). We would be required to apply a portion of the aggregate net proceeds of the Proposed Transactions to the prepayment of a portion of the outstanding loans under our credit facility on a pro rata basis (the “Initial Prepayment”).

In the event the Proposed Transactions are consummated and the Initial Prepayment is made prior to the expiration of the Mutual Forbearance Period, the Mutual Forbearance Period would be extended until September 30, 2024 (the “Extended Mutual Forbearance Period”) during which time we would be required to prepay an additional amount under the credit facility. If these additional payments are made during the Extended Mutual Forbearance Period and the lenders have collectively received the specified amount in combined cash and permitted asset value (the “Payment Threshold”), all remaining amounts due and owing under the credit facility shall be deemed satisfied and paid in full, constituting a reduction that represented the majority of aggregate stated principal and interest.

The proposed agreement is subject to certain condition precedents, which management expects to meet in the near term. Under the proposed agreement, should the Company fail to make the payments timely or default under the existing credit agreement, the Mutual Forbearance Period will terminate and HPS will be able to pursue certain remedies to be outlined in the agreement, and to exercise their existing rights under the credit facility. Similarly, the Company would in that circumstance be free to pursue its claims against the principal lender, as well as any other legal courses of action it might deem necessary or appropriate in such circumstance.

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

Seasonality

Our operating results are not materially affected by seasonal factors; however, we may distribute rights to certain films which result in increased revenues and expenses during the period of distribution and revenues from our AVOD networks vary from period to period and will generally be higher in the second half of each year. Redbox has greater demand over the holiday season typically results in higher rentals November through January, with April being a lower rental month due, in part, to retail release timing in connection with the Academy Awards that historically has provided stronger content and resulted in higher rentals in March, and September and October having low rental months due, in part, to the beginning of the school year and the introduction of the new fall television season.

Financial Results of Operations:

Revenue

The following table presents net revenue line items for the years ended December 31, 2023 and 2022 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2023	Revenue	2022	Revenue	Period over Period
Revenue:
VOD and streaming	$104,004,498	35%	$144,484,749	57%	$(40,480,251)	(28)%
Retail	112,795,918	38%	67,756,426	27%	45,039,492	66%
Licensing and other	77,606,478	26%	40,568,935	16%	37,037,543	91%
Net revenue	$294,406,894	100%	$252,810,110	100%	$41,596,784	16%

Our net revenue increased by $41.6 million or 16% for the year ended December 31, 2023, compared to 2022. This change is driven by an increase in Retail revenue of $45.0 million related to the Redbox acquisition, and an increase of $37.0 million in licensing revenues compared to 2022, offset by a decrease in VOD and streaming revenue of $40.5 million.

The VOD and streaming decrease is driven by a decrease in non-acquisition-related advertising revenue of $16.6 million and lower TVOD and licensing revenues to digital streamers of $46.0 million, that were partially offset by $10.1 million advertising and $12.0 million TVOD revenue attributable to acquisitions of Redbox and 1091 in 2022.

Retail revenue for the year-ended December 31, 2023, is entirely from the Redbox merger that closed on August 11, 2022. The increase in the revenues is due to the comparison of full year in 2023 to a little less than five full months in 2022. The results for fiscal 2023 resulted in lower revenues than management expected. We expect to experience a lower level of kiosk rentals into the future until such a time that we can stock titles of consequence on a consistent basis. Growth in kiosk rental revenues in the future is dependent on an increase in the number of theatrical releases and an increase in box office content, but also by the consistent weekly cadence of theatrical releases and the size of our kiosk rental network. The future size of our kiosk rental network is dependent on the growth of new retail partners, our retention of existing retail partners and our on-going efforts to rationalize our kiosk footprint to maximize efficiency.

Licensing and other revenue increased $37.0 million for the year ended December 31, 2023. The increase is related to higher net film licensing revenues of $24.0 million, principally related to an international AVOD licensing agreement across Screen Media’s film library and $20.0 million in other revenues principally related to an amendment of an existing intellectual property license, partially offset by lower production revenues of $7.0 million principally related to Season 1 of Raina Naidu in 2022.

Costs & Expenses

The following table presents cost of revenue line items for the years ended December 31, 2023 and 2022 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
		% of		% of	Change
	2023	Total	2022	Total	Period over Period
Operating:
Content amortization and other costs	$179,210,352	59%	$129,921,360	60%	$49,288,992	38%
Revenue share and partner fees	10,298,547	3%	17,661,800	8%	(7,363,253)	(42)%
Distribution and platform costs	116,050,903	38%	68,237,720	32%	47,813,183	70%
Total operating	$305,559,802	100%	$215,820,880	100%	$89,738,922	42%

Our cost of revenue increased by $89.7 million or 42% for the year ended December 31, 2023, compared to 2022.

The increase in content amortization and participation costs of $49.3 million in higher amortization and participation costs, consistent with additional revenues from Redbox and 1091 acquisitions, inclusive of increased digital streaming on Redbox’s VOD platforms and an increased international licensing deal across Screen Media library properties. The change includes a $46.4 million increase in content amortization and participation, in 2023 compared to 2022, including increased content impairment charges primarily related to, a modification to a distribution agreement in the fourth quarter and lower performance on an international rights contract.

Revenue share and partner fees decreased $7.4 million due primarily to a $5.5 million decrease in ad representation sales and $1.7 million in third-party revenue and partner share costs.

Distribution and platform costs increased $47.8 million, principally related to the merger with Redbox.

Acquisitions account for $156.7 million of total Operating costs, including Redbox’s direct product costs of $59.7 million and direct operating expenses of $94.3 million.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the years ended December 31, 2023 and 2022 and the year-over-year dollar and percentage changes for those line items:

	Year Ended December 31,
			Change
	2023	2022	Period over Period
Compensation expense	$61,010,985	$53,286,424	$7,724,561	14%
Share-based compensation	2,110,847	5,869,711	(3,758,864)	(64)%
Professional fees	11,342,729	8,085,806	3,256,923	40%
Other operating expenses	33,754,184	26,295,445	7,458,739	28%
Total Selling, General and Administrative Expenses	$108,218,745	$93,537,386	$14,681,359	16%

Compensation expense increased by $7.7 million for the year ended December 31, 2023 compared to 2022. This increase is primarily due to compensation expenses related to the acquisitions of Redbox and 1091 Media in 2022 for the full year, partially offset by lower bonus expenses in 2023 and to reductions in administrative headcount.

Share-based compensation expense decreased $3.8 million for the year ended December 31, 2023 compared to 2022 due to no new grants in 2023 and lapping grants related to the Redbox acquisition.

Professional fees increased by $3.3 million for the year ended December 31, 2023 compared to 2022. This increase is primarily related to an increase in consulting, advisory and legal fees, of which $2.0 million was due to the acquisition of Redbox.

Other operating expenses increased $7.5 million for the year ended December 31, 2023, compared to 2022 primarily related to $5.6 million in bad debt expense due to a customer bankruptcy and remaining in additional in overhead costs from Redbox.

Amortization and Depreciation

	Year Ended December 31,		Change
	2023	2022	Period over Period
Amortization and depreciation	$37,800,035	$20,716,325	$17,083,710	82%

Amortization and depreciation expense increased by $17.1 million or 82% principally due to the increase in acquired intangibles from our acquisitions during 2023 and 2022, principally attributable to Redbox.

Impairment of Goodwill & Intangibles

	Year Ended December 31,		Change
	2023	2022	Period over Period
Goodwill Impairment	$136,901,916	$—	$136,901,916	100%
Intangibles Impairment	243,907,870	3,500,000	240,407,870	6,869
	$380,809,786	$3,500,000	$377,309,786	10,780%

Goodwill and intangibles impairment increased by $377.3 million due to the Company undertaking an evaluation of its goodwill during the third quarter of 2023, based on the underperformance of the business compared to management’s expectations, especially Redbox’s kiosk rentals business. The evaluation resulted in an impairment of $136.9 million of goodwill principally related to Redbox acquired assets, across our Digital and Retail reporting units, and an impairment of $243.9 million of intangibles, principally related to certain finite lived brand intangibles. For 2022, there was a $3.5 million impairment related to an indefinite lived brand intangible. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Management and License Fees

	Year Ended December 31,		Change
	2023	2022	Period over Period
Management and license fees	$18,419,974	$18,400,648	$19,326	0%

The management and license fee were flat year over year.  In 2023, a portion of CSS’s management and license fees were paid in CSSE Class A common stock. See Related Party Resources and Obligations below for additional information.

Merger, Transaction, and Other Costs

	Year Ended December 31,		Change
	2023	2022	Period over Period
Merger, transaction, and other costs	$—	$17,503,791	$(17,503,791)	(100)%

Merger, transaction, and other costs in the current period decreased by $17.5 million, due to nonrecurring consulting, advisory and legal expenses in 2022 principally related to the mergers and acquisitions of Redbox and 1091 Pictures.

Interest Expense

The following table presents interest expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Period over Period
9.50% Notes due 2025	$4,330,021	$4,040,330	$289,691	7%
Revolving loan	—	656,708	(656,708)	(100)%
HPS debt	60,702,003	18,553,315	42,148,688	227%
Film acquisition advances	3,201,179	1,864,467	1,336,712	72%
Capital leases and Other debt	3,129,237	482,139	2,647,098	549%
Amortization of deferred financing costs	4,748,857	2,243,381	2,505,476	112%
	$76,111,297	$27,840,340	48,270,957	173%

Interest expense increased $48.3 million for the year ended December 31, 2023 compared to 2022. The increase is primarily related to a higher average outstanding debt balance during 2023 as compared to 2022, principally related to the debt assumed with the merger with Redbox.

Other Non-Operating Income, net

For the years ended December 31, 2023, and 2022 other non-operating income was $3.8 million and $5.3 million, respectively with a net decrease of $1.5 million.

Provision for Income Taxes

As of December 31, 2023, the Company’s effective income tax rate was a benefit of 0.9% which differed from the federal statutory rate of 21.0% primarily due to an increase of the Company’s valuation allowance. As of December 31, 2023 the Company recorded a full valuation allowance. As of December 31, 2022, the Company's effective income tax rate was a benefit of 26.8%, primarily due to the release of a portion of the Company’s valuation allowance because of the acquired deferred tax liability of Redbox.

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

Permanent differences consist primarily of impairment expenses of goodwill for financial reporting purposes which are not deductible for income tax purposes.

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

For the years ended December 31, 2023 and 2022, we recorded $9.2 million of license fee expense each year under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third-party.

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

Modification to CSS Management and License Agreement

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our Company of shares of our Class A common stock. The Company has issued an aggregate of 2,025,927 shares of Class A common stock to CSS under the modification as of December 31, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share. As of December 31, 2023, $6.2 million of accrued and payable management and license fees have been satisfied through the issuance to CSS shares of Class A common stock, and an aggregate of $6.6 million of future management and license fees will be offset by the issuance of Class A common stock to CSS in the periods after December 31, 2023.

For the years ended December 31, 2023, and 2022, we recorded $9.2 million each year, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

Subsequent Events

Refer to Note 19, Subsequent Events, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, non-recurring, and acquisition related expenses recognized for the year ended December 31, 2023 and 2022, and the likelihood of material non-cash, non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Reconciliation of Historical GAAP Net Loss as reported to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the periods presented:

	Year Ended December 31,
	2023	2022

Net loss available to common stockholders	$(636,551,384)	$(111,290,202)
Preferred dividends	14,035,748	9,745,950
Net loss attributable to noncontrolling interests	(452,310)	(404,664)
Income tax (benefit) provision	(5,703,272)	(37,301,242)
Other taxes	585,908	408,309
Interest expense(a)	76,111,297	27,840,340
Film library amortization and related costs(b)	104,745,982	66,538,476
Share-based compensation expense(c)	2,110,848	5,869,711
Expense for bad debt and video returns	8,301,801	3,316,112
Amortization and depreciation(d)	37,800,035	23,565,986
Other non-operating income, net(e)	(3,841,527)	(4,259,122)
Non-cash settlement of management and licensing fees	6,179,075	12,652,452
Impairment of intangible assets and goodwill (f)	380,809,786	7,175,963
Transitional expenses and other non-recurring costs(g)	6,488,732	29,610,957
Adjusted EBITDA	$(9,379,281)	$33,469,026
(a).	Includes amortization of deferred financing costs of $4,748,857 and $2,243,381 for the years ended December 31, 2023, and 2022, respectively.
(b).	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization and impairment of content assets for certain program rights.
(c).	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(d).	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e).	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, debt extinguishment costs, and changes to fair market value of warrants.
(f).	Represents impairments charges related to our intangible assets and goodwill.
(g).	Includes legal, consulting, accounting, and other non-recurring operating and transaction related expenses, primarily associated with business combinations. Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead.

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

Based on the Company’s financial position at December 31, 2023, history of recurring losses and negative operational cash flows, along with debt maturities and interest payments in the next 12 months, we reviewed the Company’s ability to continue as a going concern and have concluded that there is not sufficient cash flows and substantial doubt exists about the ability of the Company to continue as a going concern.

We have entered into a term sheet providing for a mutual forbearance from prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of these transactions, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm. See the Proposed Mutual Forbearance & Strategic Initiatives section under Recent Developments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

As of December 31, 2023, we had cash and cash equivalents of $3.3 million, which includes $3.3 million of restricted cash. Our total gross debt outstanding was $562.4 million as of December 31, 2023, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $477.0 million under our HPS Credit Facility, $6.0 million under our MUFG Union Bank film financing facility, $29.1 million on our film acquisition advances, and $5.5 million for capital leases and other debt financing. We are not in compliance with the majority of our credit and lease facilities and have received default notices, which would allow for the acceleration of debt, eviction from premises or repossession of vehicles, but none have taken action as of the date of filing. See Note 10 Leases, Note 11 Debt and Note 19 Subsequent Events, in the accompanying notes to our consolidated financial statements.

Debt, net of debt issuance costs, increased $66.6 million primarily due to an increase in HPS loans acquired with the Redbox merger in August 2022. The amount of principal due in the next twelve months is approximately $34.6 million. Since August 11, 2022, the Company has elected to add PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. See Note 11, Debt, in the accompanying notes to our consolidated financial statements.

During the year ended December 31, 2023, the Company completed the sale of an aggregate of 2,400,703 shares of Series A Preferred Stock, for net proceeds of $ 26.7 million, pursuant to an “At the Market Issuance.”

During the year ended December 31, 2023, the Company completed the sale of an aggregate of 3,375,897 shares of Class A Common Stock, for net proceeds of $5.8 million, pursuant to an At the Market Issuance.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the twelve months ended December 31, 2023 and 2022. Total dividends declared during the years ended December 31, 2023 and 2022 was $14.0 million and $9.7 million, respectively.  In January 2024, the Board of Directors suspended future cash payments of monthly dividends on our Series A Preferred Stock, which continue to accrue into the future.

As of December 31, 2023, we had $161.9 million in content obligations, comprised of $46.0 million of film library acquisition obligations, $67.6 million of programming obligations and $48.3 million of accrued participation costs. We have $25.9 million of off-balance sheet commitments and contingent considerations. See Note 15, Commitments & Contingencies in the accompanying notes to our consolidated financial statements.

Cash Flows

Our cash and cash equivalents balance was $3.3 million and $18.7 million as of December 31, 2023 and 2022, respectively. Cash flow information for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(23,306,567)	$(62,937,000)
Investing activities	$(6,660,318)	$437,081
Financing activities	$14,818,229	$36,865,844

Operating Activities

Net cash used in operating activities was $(23.3) million and $(62.9) million for the years ended December 31, 2023 and 2022, respectively. The decrease of $39.6 million in cash used in operating activities for the year ended December 31, 2023, compared to 2022 was primarily due to a $8.9 million increase in net loss adjusted for the exclusion of non-cash items, and a $48.5 million decrease related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $(33.6) million for the year ended December 31, 2023, as compared to a net loss adjusted for the exclusion of non-cash items of $(24.7) million for the year ended December 2022. The increase in the net loss adjusted for non-cash items was primarily due to a $521.0 million increase in net loss offset $512.1 million increase in net non-cash items driven by an increase in impairment of intangible assets and goodwill, deferred income taxes, content asset impairment and amortization, depreciation of intangibles, property, and equipment, as well as the non-cash additions to long term debt.

The effect of changes in operating assets and liabilities was an increase of $10.3 million for the year ended December 31, 2023, compared to a decrease of $38.2 million for the year ended December 31, 2022. The most significant drivers contributing to this increase relate to the following:

●	Changes in accounts receivable were primarily driven by increased revenues, cash received from factoring during the year as well as timing of the payments. Accounts receivable increased $36.4 million during the year ended December 31, 2023, as compared to an increase of $34.7 million during the year ended December 31, 2022.
●	Changes in prepaid expenses and other assets primarily driven by a reduction in our prepaid insurance cost and a general reduction in our volume of business resulting from insufficient liquidity. Prepaid expenses and other assets decreased $8.3 million during the year ended December 31, 2023, as compared to an increase of $14.1 million during the year ended December 31, 2022.
●	Changes in content assets are primarily due to an overall decrease in premium content investment in our film library resulting from insufficient liquidity. Content assets increased $35.8 million during the year ended December 31, 2023, compared to a $92.6 million increase during the year ended December 31, 2022.
●	Changes in accounts payable and accrued expenses were primarily due to negative cash flow and insufficient liquidity hampering the timely payments of payables. Accounts payable and accrued expenses increased $35.3 million during the year ended December 31, 2023, compared to an increase of $18.0 million during the year ended December 31, 2022.
●	Changes in film library acquisition and programming obligations primarily due to the timing of payments and decreased content investment in our film library content. Film library acquisition and programming obligations increased $22.2 million during the year ended December 31, 2023, compared to an increase of $69.3 million during the year ended December 31, 2022.

Investing Activities

For the year ended December 31, 2023, our investing activities required a net use of cash totaling $6.7 million for capital expenditures, primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

For the year ended December 31, 2022, our investing activities provided cash totaling $0.4 million. This increase was due to $12.9 million of cash received in the acquisition of Redbox offset by $6.7 million used to fund the 1091 acquisitions.

The net receipt of cash was partially offset by $5.8 million in cash used for capital expenditures, primarily related to enhancing our technology infrastructure and Crackle Plus platforms.

Financing Activities

For the year ended December 31, 2023, our financing activities provided net cash totaling $14.8 million. This increase was primarily due to $26.8 million in net proceeds from the issuance of our preferred stock, proceeds of $18.6 million in the issuance of common stock offset, and $5.8 million from advances on future receipts related to RedBox. This was offset by payments of $13.5 million dividends to preferred stockholders, $10.4 million for our film acquisition advances, $7.7 million for the put option obligation, $3.2 million payments of advances received for sales of future receipts, and $2.1 million payment of contingent consideration related to the Sonar acquisition. These financing activities during the period have allowed the Company to fund the operations of the Company.

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

Inflation

The Company is experiencing the impacts of inflation in various areas of its business, including but not limited to labor, fuel, parts, insurance and shipping. The Company expects inflationary pressures to continue in 2024.

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

Film Ultimates & Content Amortization

Original productions, acquired film rights, and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the required return for an equity investor in a small film distribution company plus a risk premium associated the risk associated with acquiring an individual film. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of costs may be required because of changes in management’s future revenue estimates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally finite lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset grouping may not be recoverable. If the sum of the expected future cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The expected cash flows are based on assumptions regarding our future business outlook and where appropriate, include a residual value based on a revenue market multiple. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ from these assumptions. During the third quarter of 2023, in conjunction with the Company testing the recoverability of its goodwill, it evaluated the recoverability of the long-lived assets in certain reporting units and determined that there was an intangible impairment of $243.9 million across certain finite lived intangibles principally related the acquisition of Redbox. See Goodwill & Indefinite Lived Intangibles section below for additional information. The Company has determined that there is no additional impairment as of December 31, 2023. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Goodwill & Indefinite Lived Intangibles

Goodwill and other intangible assets with indefinite lives are reviewed for impairment on an annual basis or more frequently if events or circumstances indicate the carrying amount may not be recoverable. If the carrying value of goodwill assigned to a reporting unit or an indefinite-lived intangible asset exceeds fair value, an impairment charge is recognized. The fair value of the Company’s reporting units or indefinite lived intangible asset is based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Our annual goodwill impairment test is performed at December 31, 2023. Actual results could differ from these assumptions.

During the third quarter of 2023, the Company undertook a review of its goodwill across its reporting units due to operating results not meeting management’s expectations, particularly Redbox’s kiosk rentals. The Company performed a qualitative and quantitative assessment, as required, for its reporting units, goodwill and the indefinite lived intangibles. The Company utilized a discounted cash flow method that estimates the free cash flow available to both debt and equity investors to determine the enterprise value of the reporting units based on Level 3 inputs. The analysis for the Distribution & Production reporting unit indicated that there was no impairment condition. The analysis for the Digital and Retail reporting units indicated an impairment condition existed. As such, the Company evaluated the recoverability of the long-lived assets in the reporting units and determined that there was an intangible impairment of $243.9 million and a goodwill impairment of $136.9 million across the reporting units. The Company has qualitatively determined that there was no additional impairment as of December 31, 2023. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

In 2022, we performed a quantitative assessment of our Distribution & Production and Online Networks reporting units and found the fair value exceeded the carrying value. The Online Networks reporting unit had a negative equity value as of December 31, 2022, and is therefore not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value. In 2022, we performed a qualitative assessment of our indefinite lived CSS brand license and determined it was not impaired. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that the fair value of the license is greater than it’s carrying value, and therefore, performing a quantitative test was unnecessary.

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

At December 31, 2023 and 2022, the liabilities related to total unrecognized tax benefits were $0.0 million and $0.1 million, respectively, all of which would have an impact on the effective tax rate if recognized.

For additional information see Note 13: Income Taxes in Chicken Soup’s Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data - Note 3 “Recent Accounting Pronouncements”.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, the Company has interest rate risk related to approximately $483.0 million of variable rate debt that is payable over 12 months to 4 years. A 1% increase in interest rates would increase our annual run rate interest expense by approximately $4.8 million. We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

ITEM 8. Financial Statements and Supplementary Data

TAX | ATTEST | CONSULTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chicken Soup for the Soul Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered significant losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWW.ROSENFIELDANDCO.COM	INFO@ROSENFIELDANDCO.COM	888-556-1154

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue when, or as, the performance obligation is satisfied in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company has three different revenue streams, which are VOD and Streaming, Retail and Licensing and Other. Most transactions in the VOD and Streaming and Retail lines are straightforward and require limited management judgement, but the Licensing and Other line can consist of large complex contracts between multiple customers with extended payment terms.

Significant judgment is exercised by the Company in determining revenue recognition for the licensing customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as production of content and distribution of that content.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We obtained an understanding of controls over management’s revenue recognition evaluation
●	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer agreements and performed the following procedures:
●	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
●	Tested management's identification and treatment of contract terms.
●	Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
●	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

Content Assets and Related Amortization and Impairment – Refer to Note 2 and Note 8 to the financial statements

Critical Audit Matter Description

The Company acquires, licenses and produces content, including original programming (“Content”). The Company amortizes Content based on factors including historical and estimated viewing patterns. Additionally, The Company evaluates impairment of Content to determine if any Content should be impaired due to lower than projected viewing patterns.

Auditing the amortization of the Company’s Content is complex and subjective due to the judgmental nature of amortization which is based on an estimate of future viewing patterns. Estimated viewing patterns are based on historical and forecasted viewing. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing of recognition of content amortization/impairment.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of controls over the content amortization process. For example, controls over management’s review of the content amortization method and the significant assumptions, including the historical and forecasted viewing hour consumption, used to develop estimated viewing patterns.

To test content amortization/impairment, our audit procedures included, among others, evaluating the content amortization method, testing the significant assumptions used to develop the estimated viewing patterns and testing the completeness and accuracy of the underlying data. For example, we assessed management’s assumptions by comparing them to current viewing trends and current operating information including comparing previous estimates of viewing patterns to actual results. We also performed sensitivity analyses to evaluate the potential changes in the content amortization recorded that could result from changes in the assumptions.

Goodwill and Intangibles and related Impairment – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill and intangibles for impairment involves the comparison of the discounted cash flows of each reporting unit and undiscounted cash flows for each intangible, to its carrying value. When impairment indicators are noted, the Company uses the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Forecasts of future revenue and operating margin rely heavily on the Company’s ability to obtain additional financing to acquire new content. This contributes significantly to the estimate of fair value of a reporting unit and intangibles with approximately $121 million of goodwill and $36 million of intangibles as of December 31, 2023. Given the dependency on financing to acquire new content, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit and intangibles. In turn, a high degree of auditor judgment and an increased extent of professional skepticism was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and operating margin and the selection of the weighted average cost of capital used by management to estimate the fair value included the following, among others:

●	We obtained an understanding of controls over management’s goodwill and intangibles impairment evaluations, such as controls related to management’s forecasts of future revenue and operating margin and the selection of the weighted average cost of capital.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation models, methodology, and significant assumptions used by the Company, specifically the weighted average cost of capital including:
o	Testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital.
o	Developing a range of independent estimates and comparing it to the weighted average cost of capital selected by management.
●	We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.

/s/ Rosenfield and Company, PLLC

April 19, 2024
Rosenfield and Company, PLLC
We have served as the Company’s auditor since 2017.
New York, New York

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Cash, cash equivalents and restricted cash of $3,292,737 and $3,706,153 respectively	$3,316,652	$18,738,395
Accounts receivable, net of allowance for doubtful accounts of $7,986,617 and $1,277,597, respectively	142,088,225	113,963,425
Prepaid expenses and other current assets	10,390,282	13,196,180
Operating lease right-of-use assets	10,721,375	16,315,342
Content assets, net	71,614,094	126,090,508
Intangible assets, net	35,937,646	305,425,709
Goodwill	120,494,059	260,748,057
Other assets, net	27,738,292	29,401,793
Total assets	$422,300,625	$883,879,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$91,809,542	$50,960,682
Accrued expenses	78,779,505	87,817,015
Due to affiliated companies	5,537,842	3,778,936
Programming obligations	67,573,966	55,883,788
Film library acquisition obligations	45,961,877	39,750,121
Accrued participation costs	48,276,487	28,695,713
Debt, net	546,205,200	479,653,611
Contingent consideration	5,245,384	7,311,949
Put option obligation	3,693,337	11,400,000
Operating lease liabilities	13,570,976	18,079,469
Other liabilities	19,208,394	20,800,186
Total liabilities	925,862,510	804,131,470

Commitments and contingencies (Note 15)

Stockholders' (Deficit) Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 6,897,048 and 4,496,345 shares issued and outstanding, respectively; redemption value of $172,426,200 and $112,408,625, respectively	689	450
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 27,166,739 and 15,621,562 shares issued, 24,733,697 and 13,198,720 shares outstanding, respectively	2,705	1,559
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	409,150,852	355,185,280
Accumulated deficit	(884,303,830)	(247,752,446)
Accumulated other comprehensive income	(91,657)	47,528
Class A common stock held in treasury, at cost (2,433,042 shares, respectively)	(28,165,913)	(28,165,913)
Total stockholders’ (deficit) equity	(503,406,388)	79,317,224
Noncontrolling interests	(155,497)	430,715
Total (deficit) equity	(503,561,885)	79,747,939
Total liabilities and equity	$422,300,625	$883,879,409

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Net revenues	$294,406,894	$252,810,110
Costs and expenses
Operating	305,559,802	215,820,880
Selling, general and administrative	108,218,745	93,537,386
Amortization and depreciation	37,800,035	20,716,325
Impairment of intangible assets and goodwill	380,809,786	3,500,000
Management and license fees	18,419,974	18,400,648
Merger, transaction, and other costs	—	17,503,791
Total costs and expenses	850,808,342	369,479,030
Operating loss	(556,401,448)	(116,668,920)

Interest expense	76,111,297	27,840,340
Other non-operating income, net	(3,841,527)	(5,259,102)
Loss before income taxes and preferred dividends	(628,671,218)	(139,250,158)
Income tax benefit	(5,703,272)	(37,301,242)
Net loss before noncontrolling interests and preferred dividends	(622,967,946)	(101,948,916)
Net loss attributable to noncontrolling interests	(452,310)	(404,664)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(622,515,636)	(101,544,252)
Less: preferred dividends	14,035,748	9,745,950
Net loss available to common stockholders	$(636,551,384)	$(111,290,202)

Net loss per common share:
Basic and diluted	$(22.36)	$(6.45)
Weighted-average common shares outstanding:
Basic and diluted	28,467,334	17,261,460

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2023	2022
Net loss	$(622,967,946)	$(101,948,916)
Other comprehensive income (loss):
Foreign currency translation adjustments	(273,087)	86,365
Comprehensive income (loss) attributable to noncontrolling interests	133,902	(39,408)
Comprehensive loss	$(623,107,131)	$(101,901,959)

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Stock	Interests	Total
Balance, December 31, 2021	3,698,318	$370	8,964,330	$899	7,654,506	$766	$240,609,345	$(136,462,244)	$571	$(13,202,407)	$651,853	$91,599,153
Share based compensation - stock options							3,382,529					3,382,529
Share based compensation- common stock							255,000					255,000
Share based compensation - Redbox merger related							2,232,182					2,232,182
Shares issued to directors												—
Issuance of common stock, net			456,573	45			3,630,422					3,630,467
Issuance of preferred stock, net	718,027	72					17,079,943					17,080,015
Stock options exercised			40,000	4			301,696					301,700
Warrant exercise - HPS			1,011,530	98			(98)					—
Warrant Issued - HPS							14,920,068					14,920,068
Stock issued under ESPP			27,934	2			200,589					200,591
1091 business combination	80,000	8	375,000	37			5,283,705					5,283,750
Acquisition of subsidiary noncontrolling interest			84,000	8			(2,200,000)					(2,199,992)
Locomotive business combination											144,118	144,118
Redbox business combination			4,662,195	466			68,482,415					68,482,881
RSU vesting, net of shares withheld for payroll taxes							1,007,484			(1,007,484)		—
Purchase of treasury stock										(13,956,022)		(13,956,022)
Dividends on preferred stock								(9,745,950)				(9,745,950)
Net loss attributable to noncontrolling interest											(404,664)	(318,299)
Other comprehensive loss, net									86,365			(39,408)
Comprehensive loss attributable to noncontrolling interests									(39,408)		39,408	39,408
Net loss								(101,544,252)				(101,544,252)
Balance, December 31, 2022	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$430,715	$79,747,939
Share based compensation - stock options							1,813,348					1,813,348
Share based compensation - common stock							297,500					297,500
Issuance of common stock, net			8,899,581	880			17,186,814					17,187,694
Issuance of preferred stock, net	2,400,703	239					26,750,555					26,750,794
Stock issued under ESPP			119,669	14			268,532					268,546
Lincoln Park			500,000	50			1,469,950					1,470,000
Stock issued for management fees			2,025,927	202			6,178,873					6,179,075
Dividends on preferred stock								(14,035,748)				(14,035,748)
Net loss attributable to noncontrolling interests											(452,310)	(452,310)
Other comprehensive loss, net									(273,087)			(273,087)
Comprehensive loss attributable to noncontrolling interests									133,902		(133,902)	—
Net loss								(622,515,636)				(622,515,636)
Balance, December 31, 2023	6,897,048	$689	27,166,739	$2,705	7,654,506	$766	$409,150,852	$(884,303,830)	$(91,657)	$(28,165,913)	$(155,497)	$(503,561,885)

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(622,967,946)	$(101,948,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,110,848	5,869,711
Content asset impairment and amortization	96,485,866	74,523,774
Amortization of deferred financing and debt discount costs	4,339,932	1,057,175
Amortization and depreciation of intangibles, property and equipment	37,800,035	23,565,986
Bad debt and video return expense	8,301,800	3,316,112
Impairment of intangible assets and goodwill	380,809,786	3,500,000
Loss on debt extinguishment	—	485,541
Deferred income taxes	(5,948,090)	(35,092,120)
Non-cash settlement of management and licensing fees	6,179,075	—
Interest expense added to debt	59,277,142	—
Changes in operating assets and liabilities:
Trade accounts receivable	(36,374,993)	(34,663,305)
Prepaid expenses and other assets	8,293,034	(14,091,077)
Content assets	(35,836,142)	(92,632,179)
Accounts payable, accrued expenses and other payables	35,317,575	18,049,218
Film library acquisition and programming obligations	22,159,328	69,318,793
Accrued participation costs	19,580,774	21,070,077
Other liabilities	(2,834,591)	(5,265,790)
Net cash used in operating activities	(23,306,567)	(62,937,000)
Cash flows from Investing Activities:
Expenditures for property and equipment	(6,660,318)	(5,811,993)
Business combination, net of cash acquired	—	6,249,074
Net cash (used in) provided by investing activities	(6,660,318)	437,081
Cash flows from Financing Activities:
Repurchase of common stock	—	(13,956,022)
Payment of contingent consideration	(2,066,565)	(7,150,000)
Payment of put option obligation	(7,706,663)	-
Acquisition of noncontrolling interests	—	(749,992)
Payments on capital leases	(1,287,332)	(879,384)
Proceeds from 9.50% notes due 2025, net	—	11,094,946
Payments for film acquisition advances	(10,364,515)	(31,329,102)
Proceeds from other debt and advances	5,840,124	2,562,911
Payments on other debt and advances	(3,157,728)	(1,479,558)
Proceeds from issuance of Class A common stock	18,599,373	3,630,467
Proceeds from issuance of preferred stock	26,750,794	17,080,015
Proceeds from revolving loan	—	55,313,051
Proceeds from film acquisition advances	—	8,521,115
Proceeds from exercise of stock options and warrants	—	502,291
Increase in due to affiliated companies	1,758,906	3,288,977
Dividends paid to preferred stockholders	(13,548,165)	(9,583,871)
Net cash provided by financing activities	14,818,229	36,865,844
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(273,087)	86,365
Net decrease in cash, cash equivalents and restricted cash	(15,421,743)	(25,547,710)
Cash, cash equivalents and restricted cash at beginning of period	18,738,395	44,286,105
Cash, cash equivalents and restricted cash at end of the period	$3,316,652	$18,738,395

Supplemental data:
Cash paid for interest	$6,455,969	$5,375,480
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$571,768	$676,187
Non-cash financing activities:
Class A common stock and additional consideration for acquisition of noncontrolling interest	$—	$2,228,680
Class A common stock and assumption of warrants for Redbox Merger	$—	$70,005,148
Class A common stock for acquisition of 1091	$—	$3,303,750
Preferred stock issued for acquisition of 1091	$—	$1,980,000
Warrant issued in conjunction with HPS credit facility	$—	$14,920,068
Non-cash settlement of management and licensing fees	$6,179,075	$—
Non-cash film acquisition advance	$11,025,372	$18,339,885
PIK interest added to HPS debt	$59,277,142	$—

See accompanying notes to consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, that provides premium content to value conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the U.S., with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the Company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with nearly 170 channels as well as a transaction video-on-demand (TVOD) service. To provide original and exclusive content to its viewers, the Company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul (CSS) brand name. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 27,800 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to over nearly 170 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

The Company is managed by the Company’s CEO Mr. William J. Rouhana, Jr, and has historically operated and reported as one segment, the production and distribution of video content. The Company currently operates in the United States and India and derives its revenue primarily in the United States. The Company distributes content in over 56 countries and territories worldwide.

Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2023, the Company generated negative cash flows from operations of $(23.3) million, a net loss available to common stockholders of $(636.6) million and has an accumulated deficit of $(884.3) million. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

CSSE’s merger with Redbox occurred in August 2022. The merger included the assumption of $359.9 million of debt. The ability to service this debt and operate our combined business operations was predicated on a partial return to pre-COVID levels in the number and cadence of theatrical releases that were available to the Company for its kiosk network, cost synergies between the companies, and the ability to consummate certain accounts receivable financing. The corresponding rebound in demand for physical kiosk rentals was expected to return to approximately a third of 2019 levels, along with expected synergies from the acquisition, and accounts receivable financing, which would generate sufficient cash flows to cover the cash needs of the combined businesses.

Several factors negatively affected the planned integration of Redbox’s operations into our company, including a) longer than anticipated period of unavailability of sufficient new titles as a result of the on-going impacts of COVID and industries strikes, b) undisclosed preacquisition issues within Redbox, and c) disputes that arose with our lender as described in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

As the flow of theatrical releases began to increase following Covid, we believe that our inability to secure accounts receivable financing for the reasons describe in our most recent 10-Q hampered our ability to pay for and secure new content, which began to strain relationships with the Company’s creditors, including content providers. As a result, the Company was unable to pay for all the movies that were offered to it by its providers, and as a result operating results failed to meet management’s expectations, particularly in Redbox’s kiosk rentals, resulting in insufficient cash flows and a significant working capital deficit hampering our ability to operate the business efficiently.

In order to partially replace this working capital shortfall, the Company factored its short-dated receivables but was unable to factor its long-term receivables, which prevented us from making up the short-fall. Also, the Company launched initiatives to improve its efficiency and reduce its cost structure, including, but not limited to: (i) optimizing its kiosk network, (ii) evaluating and implementing workforce reductions across its supply chain and corporate teams and (iii) maximizing cost synergies across the combined businesses.

The combination of these factors has resulted in asserted defaults and/or contractual terminations with critical content and service providers, impacting our ability to procure and monetize content efficiently across our distribution platforms. Due to the ongoing impact of the above factors on our current and future results of operations, cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. As a result of the Company’s diminished capital position, the Company has received an increasing number of termination and/or non-renewal notices from content suppliers and other service providers, including receiving default notices under certain of its leases and certain of its lenders. These financing partners have the ability to evict us from facilities, repossess vehicles or call their debt, but none have done so to date.

While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term (as more generally described in Note 19 “Proposed Mutual Forbearance Agreement & Strategic Initiatives”), we will be able to settle material litigations, defend those for which we have a defense, and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions or settle or defend all such cases in a manner that avoids continued operational and economic consequences that harm our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5 million on its Class A common stock (CSSE) and maintain equity of $10 million. The Company appealed the Staff Determination on April 1, 2024 and expects the hearing to occur within 45 days after the date of its hearing request. The hearing request will stay the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made. In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market. In such event, the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

As described in this Annual Report on Form 10-K, we are cautiously optimistic that (1) we will enter into a mutual forbearance agreement with respect to the mutual claims between our Company and our lender, (2) that these mutual claims will be resolved satisfactorily and (3) such resolution, if resolved, may improve our Company’s capital position, including through a possible reduction in our indebtedness. See Note 19 Subsequent Events section “Proposed Mutual Forbearance Agreement & Strategic Initiatives” for additional information.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and consist primarily of money market funds. Such investments are stated at cost, which approximates fair value. For the years ended December 31, 2023 and 2022, restricted cash was $3.3 million and $3.7 million, respectively. Restricted cash represents funds held-on-deposit with third party financial institutions, which are insured in excess of the restricted balance.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The value of the Company’s property and equipment as of December 31, 2023 is included in Other assets, net on the Consolidated Balance Sheets and is as follows:

	December 31,	December 31,
	2023	2022
Redbox kiosks and components	$14,926,015	$13,707,512
Computers and software	18,535,824	13,857,011
Leasehold improvements (shorter of life of asset or remaining lease term)	5,127,377	5,119,077
Office furniture and equipment	1,306,881	1,287,104
Vehicles	3,794,296	2,747,604
Property and equipment, at cost	43,690,393	36,718,308
Less: accumulated depreciation and amortization	(19,980,292)	(11,570,457)
Property and equipment, net	$23,710,101	$25,147,851

During the years ended December 31, 2023 and 2022, the Company recorded depreciation and amortization expense of $10.7 million and $9.5 million, respectively.

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

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a kiosk occupies to its original condition upon removal of a kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets, and were $14.3 million and $13.7 million as of December 31, 2023 and 2022, respectively.

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

Notes to Consolidated Financial Statements

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions. These valuations require significant judgment and estimates.

At December 31, 2023 and 2022, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated their carrying value due primarily to the relative short-term nature of these instruments. Certain liabilities, including Contingent consideration are measured at fair value on a recurring basis. Other assets and liabilities, including television and film content costs, goodwill, intangible assets are adjusted to fair value after initial recognition, only if an impairment charge is recognized. Impairment charges, if applicable, are generally determined using a discounted cash flow (DCF), which is a Level 3 valuation technique.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and are stated net of allowance for uncollectible accounts and video returns. An allowance for doubtful accounts is recorded based on a combination of historical experience, expected economic conditions and industry trends. For the years ended December 31, 2023 and 2022, the provision for doubtful accounts charged to operating expense was $7.0 million and $0.4 million, respectively. See Notes 18 and 19 for additional information regarding customer concentration of credit risk.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Sales of Receivables

During the 2023, the Company began factoring its accounts receivable on a nonrecourse basis with various finance partners. These agreements contain customary representations and warranties, with certain agreements providing for a specific percentage holdback on an invoice until the earlier of collection by the transferee or180 days, as well as obligating the Company to provide support to the transferee’s collection efforts in the event of nonpayment by our customer. As the Company does not maintain effective control over the transferred receivables, these transfers are derecognized from our Consolidated Balance Sheet. During the year ended December 31, 2023, the Company sold $47.3 million of receivables, received $40.2 million of cash and incurred discount fees of approximately $2.0 million. The amount receivable from our factoring partners on December 31, 2023 is approximately $1.6 million and our collection support efforts have been de minimis, therefore, no servicing asset or liability is provided for.

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

Original productions, films and acquired film libraries are stated at the lower of amortized cost or estimated fair value. The valuation of content is reviewed at the individual title level or acquired library level, when an event or change in circumstances indicates that the fair value may be less than its unamortized cost and the valuation is based on a DCF methodology with assumptions for cash flows. Key inputs employed in the DCF methodology include estimates of a film ultimate revenue and costs as well as a discount rate. The discount rate utilized in the DCF is based on the required return for an equity investor in a small film distribution company plus a risk premium associated the risk associated with acquiring an individual film. An impairment charge is recorded in the amount by which the unamortized costs exceed the estimated fair value. Estimates of future revenue involve measurement uncertainties and it is therefore possible that reductions in the carrying value of film library costs may be required because of changes in management’s future revenue estimates. See Note 8, Content Assets, for additional information.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Licensed Program Rights and Obligations

Programming rights acquired under license agreements are recorded as an asset and a corresponding liability upon commencement of the license period. The programming rights are amortized over the license period based on the expected monetization of each show, straight-line, or a ratable basis. Programming obligations represent the gross commitment amounts to be paid to program suppliers over the life of the contracts and includes revenue shares owed on content monetization across our direct to consumer physical and VOD platforms. License fees payable to suppliers based on a percentage of advertising revenue generated are reflected in Accounts payable.

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

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and is allocated to the Company’s reporting units. The Company does not amortize goodwill. Intangible assets with finite lives, which primarily consist of acquired customer bases, non-compete agreements, content rights, brand value, contractual and partner agreements are generally amortized on a straight-line basis over their estimated lives, which range from 3 to 15 years. Amortization expense is included in Amortization and depreciation in the Consolidated Statements of Operations.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its Consolidated Statements of Operations. At December 31, 2023 and 2022, the liabilities related to total unrecognized tax benefits were $0.0 million and $0.1 million, respectively. See Note 13, Income Taxes, for additional information.

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

As of December 31, 2023 and 2022 respectively, $4.3 million and $7.3 million was deferred related to purchased but unredeemed promotional codes and gift cards and are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Loyalty Program

Redbox Perks allows members to earn points based on transactional and non-transactional activities with Redbox. As customers accumulate points, the Company defers revenue based on its estimate of both the amount of consideration paid by Perks members to earn awards and the value of the eventual award it expects the members to redeem. The Company defers an appropriate amount of revenue in order to properly recognize revenue from Perks members in relation to the benefits of the program. The Company also estimates the quantity of points that will not be redeemed by Perks members (“breakage”). Breakage reduces the amount of revenue deferred from loyalty points over the period of, and in proportion to, the actual redemptions of loyalty points based on observed historical breakage and consumer rental patterns. As of December 31, 2023 and 2022 respectively, $2.1 million and $2.3 million of revenue was deferred related to Perks and is included in Accrued expenses in the accompanying Consolidated Balance Sheets.

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

Employee Benefits

CSSE employees participate in a 401(k) plan administered by CSS. The Company’s contributions to the plan were $1.5 million and $0.6 million in 2023 and 2022. Redbox had historically sponsored a 401(k) plan for all of its eligible employees that was merged into CSSE’s plan as of January 1, 2023. The plan includes optional employee contributions as a percentage of eligible earnings, subject to Internal Revenue Service limitations. The Company matches up to 100% on the first 3% of participating employees’ contributions and 50% on each of the next 2% (up to a maximum of 4% when the participant contributes at least 5%). Matching contributions to the 401(k) plan are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Advertising expense was $9.1 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively.

Treasury Stock

Treasury stock is accounted for using the cost method.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of all classes of common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period increased, when applicable, by dilutive common stock equivalents, comprised of Class Z warrants, Class I warrants, Class II warrants, Class III-A warrants, Class III-B warrants, Redbox’s

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

public and private warrants and stock options outstanding. When the Company has a net loss, dilutive common stock equivalents are not included as they would be anti-dilutive.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

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

On closing of the merger, based on the exchange rate of 0.087 for each outstanding Redbox Class A common share, each vested and unvested restricted stock units and the common units of Redbox’s Redwood Intermediate LLC subsidiary, the

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Company issued an aggregate of approximately 4.7 million shares of Class A common stock and assumed the outstanding warrants of Redbox. Included in the Class A common stock were 199,231 shares issued in connection with the acceleration and settlement of outstanding Redbox’s restricted stock units, or RSUs. The preliminary fair value of the Redbox RSUs was $2.9 million of which $0.7 million was associated with services rendered prior to the acquisition and the remaining $2.2 million was expensed upon the acceleration of vesting immediately following the completion of the acquisition. The results of operations and financial position of Redbox are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s transaction costs of $17.5 million were expensed as incurred in the Merger, transaction, and other costs on the Consolidated Statement of Operations on the Consolidated Statement of Operations for the year ended December 31, 2022.

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

	Amounts recognized as of acquisition date (as previously reported)	Measurement period adjustments	Purchase price allocation
Assets acquired:
Cash, cash equivalents and restricted cash	$12,921,550	$—	$12,921,550
Accounts receivable	17,704,843	51,607	17,756,450
Content library	21,241,822	(594,668)	20,647,154
Prepaid expenses and other assets	16,783,468	(343,566)	16,439,902
Property and equipment	15,504,940	—	15,504,940
Right-of-use assets	7,183,735	—	7,183,735
Intangible assets(1)	291,200,000	—	291,200,000
Goodwill	215,284,816	(3,352,082)	211,932,734
Total assets acquired	597,825,174	(4,238,709)	593,586,465

Liabilities assumed:
Debt	359,854,921	—	359,854,921
Accounts payable and accrued expenses	91,644,772	(4,238,709)	87,406,063
Operating lease liabilities	7,183,736	—	7,183,736
Financing lease liabilities	2,241,304	—	2,241,304
Other liabilities	66,895,293	—	66,895,293
Total liabilities assumed	527,820,026	(4,238,709)	523,581,317

Net assets acquired	$70,005,148	$—	$70,005,148
(1)	The weighted-average useful life of intangible assets acquired is approximately 14 years.

The purchase price allocations for this transaction were formalized during the fiscal year ended December 2023.

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

The purchase price allocations for this transaction were formalized during the fiscal year ended December 2023 and there were no material changes to the amounts previously reported at acquisition.

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

Financial Impact of Acquisitions

The following tables illustrate the stand-alone financial performance attributable to the acquisitions included in the Company’s consolidated statement of operations:

	Year Ended December 31, 2023
	Redbox	1091	Total
Net revenue	$151,046,990	$25,662,405	$176,709,395
Net income (loss)	$(454,028,894)	$4,275,804	$(449,753,090)

	Year Ended December 31, 2022
	Redbox	1091	Total
Net revenue	$86,322,726	$40,992,549	$127,315,275
Net income (loss)	$(35,870,971)	$24,034,837	$(11,836,134)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

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

Year Ended
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

Note 5 – Revenue Recognition

The following tables disaggregate the Company’s revenue by source:

	Year Ended December 31,

		% of		% of
	2023	revenue	2022	revenue
Revenue:
VOD and streaming	$104,004,498	36%	$144,484,749	57%
Retail	112,795,918	38%	67,756,426	27%
Licensing and other	77,606,478	26%	40,568,935	16%
Net revenue	$294,406,894	100%	$252,810,110	100%

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Licensing and other

Licensing and other revenue included in this revenue source is generated as the Company licenses movies and television series worldwide, through Screen Media Ventures and 1091 Pictures, through license agreements across channels, including theatrical and home video. Additionally, licensing and other also includes the sale of content, licensing of ancillary content rights, including fees related to the intellectual property infringement and content services revenue, including development, non-writing executive producer fees and production services.

For all customer contracts, the Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, the Company reports revenue for show productions, acquired distribution rights for films, the sub-licensing of acquired distribution rights and advertising placed on CSSE properties on a gross basis (the amount billed to its customers is recorded as revenue, and the amount paid to the Company’s vendors is recorded as a cost of revenue). The Company is the principal because it controls the assets or contractual distribution right before it is transferred to its customers. The Company controls are evidenced by its sole ability to monetize the asset, being primary obligor to its customers, having discretion in establishing pricing, or a combination of these factors. The Company also generates revenue through agency relationships in which revenue is reported net of agency commissions and publisher payments in arrangements where the Company does not own the asset in the form of content or ad inventory.

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

Contract balances

Contract balances include the following:

	December 31,	December 31,
	2023	2022
Accounts receivable, net	$10,948,965	$39,467,049
Contract assets (included in accounts receivable)	131,139,260	74,496,376
Total accounts receivable, net	$142,088,225	$113,963,425

Deferred revenue (included in accrued expenses)	$18,588,944	$12,043,508
Revenue recognized from beginning balance within reporting period	$4,453,586

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

Notes to Consolidated Financial Statements

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

The Company records deferred revenue (also referred to as contract liabilities under Topic 606) when cash payments are received in advance of the Company satisfying its performance obligations. The Company’s deferred revenue balances primarily relate to advance payments received related to content distribution rights agreements, production sponsorship arrangements and Redbox’s loyalty and promotional programs. These contract liabilities are recognized as revenue when the related performance obligations are satisfied. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2023.

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the years ended December 31, 2023 and 2022, the Company recognized $1.8 million and $3.4 million, respectively, of non-cash share-based compensation expense in Selling, general and administrative expense in the Consolidated Statements of Operations.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Stock options activity as of December 31, 2023 and 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2021	1,377,339	$16.13	3.37	$2,579,201
Granted	322,500	8.32
Forfeited	(88,793)	19.27
Exercised	(40,000)	7.54
Expired	(60,000)	9.60
Outstanding at December 31, 2022	1,511,046	$14.89	3.15	$—
Granted	—	—	—	—
Forfeited	(218,500)	19.27	16.62	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2023	1,292,546	$14.41	2.10	$—

Vested and exercisable at December 31, 2022	889,623	$14.02	2.62	$—
Vested and exercisable at December 31, 2023	938,292	$14.18	1.77	$—

As of December 31, 2023, the Company had unrecognized pre-tax compensation expense of $1.6 million related to non-vested stock options under the Plan of which $1.4 million and $0.2 million will be recognized in 2024 and 2025, respectively.

In addition to the compensation expense discussed above, the Company also recognized stock-based compensation in 2022 in connection with the Redbox Merger which upon completion triggered accelerated vesting under the Redbox plans. There is $2.2 million of additional compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Operations, for the year ended December 31, 2022.

The Company used the following weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows:

	Year Ended December 31,
Weighted Average Assumptions:	2023(a)	2022
Expected dividend yield	—%	—
Expected equity volatility	—%	80.7
Expected term (years)	—	5
Risk-free interest rate	—%	3.27
Exercise price per stock option	$—	$9.52
Market price per share	$—	$9.52
Weighted average fair value per stock option	$—	$5.45
(a) There were no stock options granted during the year ended December 31, 2023.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The Company also awards common stock under the Plan to grants to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the year ended December 31, 2023 and 2022, the Company recognized in Selling, general and administrative expense, non-cash share-based compensation expense relating to stock grants of $0.3 million and $0.3 million, respectively.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options and warrants outstanding during the period, using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss available to common stockholders causes all potentially dilutive securities to be antidilutive and are not included. There were no anti-dilutive stock options or warrants for the year end December 31, 2023.

Basic and diluted loss per share are computed as follows:

	Year Ended December 31,
	2023	2022
Net loss available to common stockholders	$(636,551,384)	$(111,290,202)

Basic weighted-average common shares outstanding	28,467,334	17,261,460
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	28,467,334	17,261,460

Basic and diluted loss per share	$(22.36)	$(6.45)

Anti-dilutive stock options and warrants	$—	$356,969

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 8 – Content Assets

Content assets consists of the following:

	December 31,	December 31,
	2023	2022
Original productions:
Programming costs released	$34,311,305	$31,081,500
In production	-	806,009
In development	8,089,560	8,377,649
Less: accumulated amortization (a)	(41,630,180)	(31,651,552)
Programming costs, net	770,685	8,613,606

Film library:
Film library acquisition costs	242,143,403	208,982,878
Less: accumulated amortization (b)	(181,745,110)	(125,967,305)
Film library costs, net	60,398,293	83,015,573

Licensed program rights:
Programming rights	63,001,943	56,288,723
Less: accumulated amortization (c)	(52,556,827)	(21,827,394)
Programming rights, net	10,445,116	34,461,329
Content assets, net	$71,614,094	$126,090,508

(a) As of December 31, 2023 and 2022, accumulated amortization includes impairment expense of $10,352,207 and $10,352,207, respectively.

(b) As of December 31, 2023 and 2022, accumulated amortization includes impairment expense of $30,274,236 and $8,595,099, respectively.

(c) As of December 31, 2023, and 2022, accumulated amortization includes impairment expense of $0 and $0, respectively.

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

Amortization, including impairments of content assets is as follows:

	Year Ended
	December 31,
	2023	2022
Original productions	$9,978,628	$4,080,670
Film library	34,098,668	40,269,681
Licensed program rights	30,729,433	21,020,971
Content asset impairment	21,679,137	9,152,452
Total content asset amortization	$96,485,866	$74,523,774

For the years ended December 31, 2023 and 2022, the Company recognized content impairment charges of $21.7 million and $9.2 million, respectively. The impairments in 2023 principally relate to the under monetization of film distribution

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

rights in certain international territories and lower expected future monetization of domestic AVOD rights due to a contract modification in the fourth quarter of 2023 with a distributor, as well as lower performance on certain releases in 2023. The $9.2 million impairment of original programs and film distribution rights in 2022 related to lower monetization in 2022 resulting in decreased future revenues.

Note 9 – Intangible Assets and Goodwill

Intangible assets, consists of the following:

	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying
	Amount	Amortization	Impairment	Amount
December 31, 2023:
Crackle Plus content rights	$1,708,270	$1,708,270	$-	$-
Crackle Plus brand value	18,807,004	12,157,467	6,649,537	-
Crackle Plus partner agreements	4,005,714	3,705,285	300,429	-
Distribution network	3,600,000	3,100,000	-	500,000
Locomotive contractual rights	1,206,870	886,767	-	320,103
1091 intangible assets	2,810,000	1,894,444	-	915,556
Redbox - Trade names and trademarks	82,700,000	6,628,240	52,798,000	23,273,760
Redbox - Technology	30,800,000	5,317,606	17,150,000	8,332,394
Redbox - Customer Relationships	177,700,000	16,025,417	160,103,750	1,570,833
Popcornflix brand value	7,163,943	732,789	5,406,154	1,025,000
Total definite lived intangibles	330,501,801	52,156,285	242,407,870	35,937,646
Chicken Soup for the Soul Brand	5,000,000	-	5,000,000	-
Total indefinite lived intangibles	5,000,000	-	5,000,000	-
Total	$335,501,801	$52,156,285	$247,407,870	$35,937,646

December 31, 2022:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	9,739,341	—	9,067,663
Crackle Plus partner agreements	4,005,714	2,904,143	—	1,101,571
Distribution network	3,600,000	1,900,000	—	1,700,000
Locomotive contractual rights	1,206,870	484,477	—	722,393
1091 intangible assets	2,810,000	861,111	—	1,948,889
Redbox - Trade names and trademarks	82,700,000	2,067,500	—	80,632,500
Redbox - Technology	30,800,000	1,650,000	—	29,150,000
Redbox - Customer Relationships	177,700,000	5,261,250	—	172,438,750
Popcornflix brand value	7,163,943	—	3,500,000	3,663,943
Total definite lived intangibles	330,501,801	26,576,092	3,500,000	300,425,709
Chicken Soup for the Soul Brand	5,000,000	—	—	5,000,000
Total indefinite lived intangibles	5,000,000	—	—	5,000,000
Total	$335,501,801	$26,576,092	$3,500,000	$305,425,709

Amortization expense was $25.6 million and $15.1 million for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023 amortization expense for the next 5 years is expected be:

2024	$6,008,065
2025	4,157,686
2026	3,429,631
2027	3,429,631
2028	3,173,381
Beyond	15,739,252
Total	$35,937,646

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Total goodwill on the Consolidated Balance Sheets was $120.5 million and $260.7 million as of December 31, 2023 and December 31, 2022, respectively. Changes in the carrying amount of goodwill by reporting units for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Digital	Distribution & Production	Retail
Beginning balance	$155,069,845	$26,552,214	$79,125,998
Adjustments	—	—	(3,352,082)
Accumulated impairment losses	(61,128,000)	—	(75,773,916)
Total	$93,941,845	$26,552,214	$—

	December 31, 2022
	Digital	Distribution & Production	Retail
Beginning balance	$18,911,027	$21,075,503	$—
Acquisitions	136,158,818	5,476,711	79,125,998
Total	$155,069,845	$26,552,214	$79,125,998

Goodwill and Intangible Asset Impairment

As part of the Company finalizing its valuation of Redbox during 2023, $136.2 million of the $215.3 million of goodwill was allocated to Online Networks reporting unit which was renamed Digital reporting unit in 2023. The residual $79.1 million remained in the Redbox reporting unit which was renamed Retail reporting unit.

Goodwill relating to the Company’s three reporting units and other intangible assets with indefinite lives are reviewed for impairment on an annual basis at December 31, 2023, or more frequently if events or circumstances indicate the carrying amount may not be recoverable. For annual impairment tests at December 31, 2023, the Company performs a qualitative or quantitative assessment, as required, for its reporting units and the indefinite lived intangibles.

At September 30, 2023, the Company undertook and interim test of its goodwill across its reporting units due to operating results not meeting management’s expectations, particularly Redbox’s kiosk rentals. The Company performed a qualitative and quantitative assessment, as required, for its reporting units goodwill. The Company utilized a discounted cash flow method that estimates the free cash flow available to both debt and equity investors to determine the enterprise value of the reporting units based on Level 3 inputs. The analysis for the Distribution & Production reporting unit indicated that there was no impairment condition. The analysis for the Digital and Retail reporting units indicated an impairment condition existed. As such, the Company evaluated the recoverability of the long-lived assets associated with the reporting units and determined that there was an intangible impairment of $243.9 million across certain intangibles and an and a goodwill impairment of $136.9 million across the Digital and Retail reporting units. At December 31, 2023, the Company qualitatively determined there was no impairment condition related to its goodwill. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

For our 2022 assessment, the Company performed a qualitative assessment of its CSS indefinite lived brand intangible and determined it was not impaired. The Company weighed the relative impact of market-specific and macroeconomic factors, as well as factors specific to the indefinite lived asset. Based on the qualitative assessments, the Company concluded that the fair value of the indefinite lived intangible asset is greater than its carrying value, and therefore, performing a quantitative test was unnecessary.

The Company performed a quantitative test on its Popcornflix indefinite lived intangible at December 31, 2022, the Company recognized an impairment to the Popcornflix brand of $3.5 million. During the Company’s assessment of Popcornflix brand it was determined that the useful life was no longer indefinite and the remaining net carrying amount will be amortized over the estimated remaining life of 5 years.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

In 2022, the Company performed a quantitative assessment of the Distribution & Production reporting unit. The Company weighed the relative impact of market-specific and macroeconomic factors, as well as factors specific to the reporting unit. Based on the quantitative assessment, the Company concluded that the fair value of the reporting unit is greater than its carrying value therefore there was no impairment. The Company performed a qualitative and quantitative test for its Online Networks reporting unit. The Online Networks reporting unit had a negative equity value as of December 31, 2022 and therefore was not deemed to be impaired, as the reporting unit’s fair value exceeds the carrying value.

Note 10 – Leases

The following amounts were recorded on the Consolidated Balance Sheets relating to the Company’s operating and finance leases.

	December 31,	December 31,
	2023	2022
Right-of-Use Assets
Operating lease right-of-use assets	$10,721,375	$16,315,342

Lease Liabilities:
Operating lease liabilities	$13,570,976	$18,079,469

Finance Lease cost
Amortization of right-of-use assets	$1,743,370	$827,191
Interest on lease liabilities	172,888	35,633
Total finance lease cost	$1,916,258	$862,824

	December 31,	December 31,
	2023	2022
Operating leases
Weighted average remaining lease term	5.0 years	5.9 years
Weighted average discount rate	12%	7%
Finance Leases
Weighted average remaining lease term	2.6 years	1.1 years
Weighted average discount rate	6%	4%

As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. The Company has operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs. During fiscal year 2023, certain leases were modified due to non-payment of rent which triggered remeasurement and reduction of lease liability and right-of-use assets. At December 31, 2023, the Company is in default of its primary office leases, distribution center lease and car fleet lease, providing the ability for lessors the ability to evict the Company from its premises or repossess the vehicles.

For the years ended December 31, 2023, and 2022, rent expense including short-term leases was $7.4 million and $4.2 million, respectively. Operating lease expense included in rent expense was $4.6 million and $3.0 million respectively. Cash paid for amounts included in operating lease liabilities was $3.5 million and $3.1 million as of December 31, 2023 and December 31, 2022, respectively.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The expected future payments relating to the operating and finance lease liabilities at December 31, 2023 are as follows:

	Operating	Financing
2024	$5,333,922	$1,814,953
2025	3,981,337	1,561,380
2026	2,104,048	1,213,515
2027	1,643,022	261,544
2028	1,495,221	—
Thereafter	3,735,105	—
Total minimum payments	18,292,655	4,851,392
Less: amounts representing interest	(4,721,679)	(469,080)
Present value of minimum payments	$13,570,976	$4,382,312

Note 11 – Debt

Long-term debt for the periods presented was as follows:

	December 31,	December 31,
	2023	2022
HPS term	$382,911,682	$335,342,705
HPS revolving loan	94,070,501	82,362,336
Notes due 2025	44,855,900	44,855,900
Film acquisition advances	29,105,770	27,837,565
MUFG Bank, LTD film financing facility	5,969,896	6,577,243
Other debt	5,477,912	3,204,255
Total gross debt	562,391,661	500,180,004
Less: debt issuance costs and discounts	(16,186,461)	(20,526,393)
Total debt, net	546,205,200	479,653,611
Less: current portion	(34,588,027)	(18,798,515)
Total long-term debt, net	$511,617,173	$460,855,096

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

Since August 11, 2022, the Company has elected to add PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. As of December 31, 2023, the total outstanding debt had a net book value of $477.0 million ($382.9 million under the term loan and $94.1 million under the revolving credit facility) where the total PIK interest of approximately $71.2 million has been deferred and compounded and added to the principal balance including an additional $59.3 million during the year ended December 31, 2023.

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

We have entered into a term sheet providing for a mutual forbearance from prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of these transactions, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm. See Note 19 Subsequent Events under the section entitled “Proposed Mutual Forbearance Agreement & Strategic Initiatives” for additional information.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $2.9 million as of December 31, 2023. Additionally, there was a letter of credit arrangement of $0.3 million during fiscal 2022 that served as a security deposit for leased warehouse space and was pledged by an equal amount of cash pledged as collateral which was no longer maintained in 2023. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $2.9 million and $3.4 million as of December 31, 2023, and 2022 respectively.

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

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. During 2023, the facility was amended such that the remaining balance is payable the later of when defined contractual receipts are collected or when loan is fully repaid by the Company. All other terms shall remain unaffected. As of December 31, 2023, and December 31, 2022, the outstanding balance was $6.4 million and $6.1 million, respectively. At December 31, 2023, the loan is past due and accruing interest at a default rate of 15%.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $26.9 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of December 31, 2023, the outstanding balance was $22.7 million.

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

MUFG Union Bank Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Union Bank (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film Financing Facility as of December 31, 2023. Borrowings outstanding under the Union Film Financing Facility as of December 31, 2023, and December 31, 2022 were $5.9 million and $6.6 million, respectively.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by the Company of one month, three months or six months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus ½ of 1.0%, and (iii) daily one month LIBOR plus 1.0%. The film financing facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 0.50%. The borrowing interest rate for the Union Film Financing Facility was 8.2% and 7.1% as of December 31, 2023, and December 31, 2022, respectively. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Debt Maturities

As of December 31, 2023, the expected aggregate maturities of debt for each of the next five years are as follows:

2024	$34,588,016
2025	143,551,002
2026	1,100,753
2027	383,151,890
2028	-
Beyond	-
Total	$562,391,661

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option is exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on October 7, 2025 (“Put Election Period”). In February 2023, MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by May 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD. As of December 31, 2023, the Company has paid $7,706,633 under the amended payment agreement and the outstanding amount of $3,793,337 is past due. Upon payment, the Company will own 100% of CSS AVOD. See Note 1 for additional information.

As of December 31, 2023, the 5% interest in CSS AVOD, Inc. consists of the following:

December 31,
2023
Put Option Obligation	$3,693,337
Noncontrolling Interests	100,000
Total	$3,793,337

Note 13 – Income Taxes

The Company’s current and deferred income tax provision are as follows:

	Year Ended December 31,
	2023	2022
Current provision:
Federal	$16,296	$—
States	228,522	(343,361)
Total current provision	$244,818	$(343,361)
Deferred provision:
Deferred income tax benefit	$(5,948,090)	$(36,957,881)
Total deferred benefit	(5,948,090)	(36,957,881)
Total income tax benefit	$(5,703,272)	$(37,301,242)

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes is different from amounts computed by applying the U.S. statutory rates to consolidated loss before taxes. The significant reason for these differences is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate of 21%	21.00%	21.00%
Increase (decrease) resulting from:
State and local taxes	4.25	4.40
Valuation Allowance	(18.97)	3.30
Transaction Costs	—	(0.90)
Impairment	(5.30)	—
Other	(0.08)	(1.00)
Actual tax provision	0.90%	26.80%

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry-forwards	$64,385,856	$36,323,046
Section 163(j) carryover	25,110,095	6,325,013
ROU liabilities	3,411,689	4,582,241
Compensatory accruals	2,642,369	3,228,997
ARO liabilities	3,588,499	3,461,123
Other liabilities	4,260,392	3,800,018
Property plant & equipment	4,642,718	3,374,008
Film library and other intangibles	31,298,536	18,608,104
Other liabilities	9,378,778	—
Total deferred tax assets	$148,718,932	$79,702,550

Deferred tax liabilities:
ROU assets	(2,695,311)	(4,135,123)
Intangible assets	—	(51,706,018)
Indefinite lived intangibles	—	(2,195,876)
Goodwill	(594,165)	(987,618)
Other assets	(909,699)	(1,334,703)
Total deferred tax liabilities	(4,199,175)	(60,359,338)
Valuation allowance	(144,519,757)	(25,291,302)
Net deferred tax asset (liabilities)	$—	$(5,948,090)

The Company and its subsidiaries have combined net operating losses of approximately $258.0 million, $10.8 million of which were incurred before 2018 and expire between 2031 and 2037 with the balance of $247.2 million having no expiration under changes made by the Tax Cuts and Jobs Act but may only be utilized generally to offset 80 percent of taxable income. The ultimate realization of the tax benefit from net operating losses is dependent upon future taxable income, if any, of the Company.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Additionally, the separate-return-limitation-year (SRLY) rules that apply

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

to consolidated returns may limit the utilization of losses in a given year when consolidated tax returns are filed. Management has determined that because of a recent history of recurring losses, the ultimate realization of the net operating loss carryovers is not assured and has recorded a valuation allowance. Public trading of the Company’s stock poses a risk of an additional successive ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The valuation allowance increased by $119.2 million and decreased by $6.1 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company's effective income tax rate was a benefit of 0.9%, which differed from the federal statutory rate of 21.0% primarily due to the increase of the Company’s valuation allowance. As of December 31, 2022, the Company’s effective income tax rate was 26.8% primarily due to a change in the Company’s valuation allowance as a result of the acquired deferred tax liability of Redbox.

The Company evaluates its deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At December 31, 2023, the Company determined that its deferred tax assets are not more likely than not to be realized and has recorded a full valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2023 with certain exclusions for (a) repurchased shares for withholding taxes on vested restricted stock units (“RSUs”), and (b) treasury shares reissued in the same tax year for settlement of stock option exercises or vesting of RSUs. These tax law changes have not had a material adverse effect on the Company’s results of operations.

Unrecognized Tax Benefits

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	December 31,	December 31,
	2023	2022

Balance, beginning of the period	$123,168	$—
Adjustments for accrual to return differences	(86,192)
Additions based on tax positions related to the current year	—	86,192
Additions for tax positions related to prior years	—	36,976
Reductions for tax positions related to prior years	(27,246)	—
Balance, end of period	$9,730	$123,168

The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company accrued interest of $0.0 million and $0.0 million for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, $0.0 million and $0.1 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At December 31, 2023, CSS directly owns approximately 100% of the Company’s Class B common stock and 3,668,942 shares of the Company’s Class A common stock. On a combined basis, CSS ownership of common stock represents an ownership interest of 35.0% of the total outstanding common stock and 79.2% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. A summary of the relevant ongoing agreements is as follows:

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

Modification of CSS Management and License Agreements

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our Company of shares of our Class A common stock. The Company has issued an aggregate of 2,025,927 shares of Class A common stock to CSS under the modification as of December 31, 2023. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share. As of December 31, 2023, $6.2 million of accrued and payable management and license fees have been satisfied through the issuance to CSS shares of Class A common stock, and an aggregate of $6.6 million of future management and license fees will be offset by the issuance of Class A common stock to CSS in the periods after December 31, 2023.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022, the Company recorded management fee expense of $9.2 million and $9.2 million, respectively, payable to CSS. For the years ended December 31, 2023 and 2022, the Company recorded a combined license and marketing support fee expense of $9.2 million and $9.2 million, respectively, payable to CSS.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs.

As of December 31, 2023 and 2022, the Company had an intercompany payable with affiliated companies.

	December 31,	December 31,
	2023	2022
Due to affiliated companies	$5,537,842	$3,778,936
Total due to/due from affiliated companies	$5,537,842	$3,778,936

Other Related Parties

In the ordinary course of business, the Company is involved in arms-length transactions with certain minority shareholders of a consolidated subsidiary related to the licensing of television and film programming properties. For the years ended December 31, 2023 and 2022, the amount of revenue recognized was $0 and $0 million, respectively. At December 31, 2023 and 2022, the Company had accounts receivable of $3.5 million and $4.8 million, respectively.

Note 15 – Commitments and Contingencies

Content Obligations

Content obligations include amounts related to the acquisition, licensing and production of content. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into agreements to obtain future titles. Once a title is delivered, accepted and becomes available for exploitation, a content liability is recorded on the consolidated balance sheet. As of December 31, 2023, the Company had $161.9 million in content obligations, comprised of $46.0 million of film library acquisition obligations, $67.6 million of programming obligations and $48.3 million of accrued participation costs. As of December 31, 2022, the Company had $124.3 million in content obligations, comprised of $39.8 million of film library acquisition obligations, $55.8 million of programming obligations and $28.7 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments which are expected to be fulfilled in the normal course of business have. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of December 31, 2023 is presented in the following table. The Company does not include any estimated obligation for these future titles beyond the known minimum amount.

Future minimum payments off-balance sheet content commitments as of December 31, 2023 were as follows:

	Total	2024	2025 and thereafter
Minimum estimated content commitments	$25,865,517	$25,865,517	$-

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $5.3 million at December 31, 2023. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participation on a slate of development projects. Additionally, the Company has a Put Obligation for $11,500,000 to acquire 5% of the shares of CSS AVOD Inc., that can be triggered any time during the three-year period immediately following the 18-month anniversary of the asset purchase agreement which was exercised during fiscal 2023. See Note 12, Put Option Obligation, for additional information.

Legal and Other Matters

During fiscal 2023, the Company is currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor payments because of the capital shortfalls. We are a defendant in numerous commercial actions claiming breach of contract and other causes, including breach of contract relating to the content relationships, company leases, and advertising relationships.

BBC v. Screen Media and CSSE, New York Court- In this action, Plaintiff filed an arbitration for unpaid dues and claimed approximately $9 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of December 31, 2023, was approximately $7.4 million. CSSE has filed a counter claim against BBC that substantially offsets the alleged claim for breach of contract.

SPHE Scan Based Trading v. CSSE, Redbox and Crackle Plus, California Court - In this action, Plaintiff filed an arbitration for unpaid dues and claimed up to $30 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of December 31, 2023, was approximately $23.8 million, the low end of the range of our estimate of loss.

Universal City Studios v. Redbox, Superior Court of Los Angeles County, California - In this action, Plaintiff filed suit for unpaid dues and claimed up to $16.8 million including accruing interest and attorney fees. This matter is currently on-going and the claim is adequately accrued under this agreement as of December 31, 2023.

We have entered into a term sheet providing for a mutual forbearance from the prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of these transactions, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm. See Note 19 Subsequent Events under the section entitled “Proposed Mutual Forbearance Agreement & Strategic Initiatives” for additional information.

While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term (as more generally described in Note 1 under the section entitled “Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern” and Note 19 “Proposed Mutual Forbearance Agreement & Strategic Initiatives”), we will be able to settle material litigations, defend those for which we have a defense, and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions or settle or defend all such cases in a manner that avoids continued operational and economic consequences that harm our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

Other than the items discussed above, we believe that the other matters that the Company is currently subject to litigation are not significant, and, in the opinion of our management, are not likely to have a material adverse effect on the Company in adjudicated or settled in a manner adverse to the Company. Legal proceedings (both existing proceedings and any additional proceedings arising from such defaults) are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, loss of office access, loss of equipment use, and other adverse consequences, and excessive

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

verdicts can result from litigation, and as such, could result in further material adverse impacts on our business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations in the future.

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

Treasury Stock

On February 25, 2022, the Board of Directors increased the total authorization under the Company’s stock repurchase program by $10,000,000 to $30,000,000. At December 31, 2023, the Company had $3,474,299 of authorization remaining under the $30,000,000 stock repurchase program. During 2023, The Company did not repurchase any shares. During 2022, the Company repurchased 1,410,036 shares of common stock at an average price of $9.90.

Public Offering

On April 3, 2023, the Company issued 4,688,015 shares of its Class A common stock at a price of $2.30 per share, resulting in net proceeds of $10.4 million. The Company used the proceeds of this offering for general corporate purposes and working capital, including payment of an aggregate of approximately $3.8 million due to CSS under the CSS Management Agreement and CSS License Agreement for 2022.

Common Stock Purchase Agreement

On March 12, 2023, the Company, entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to$50,000,000 of shares (the “Purchase Shares”) of the Company’s Class A common stock (the “Class A common stock”) over the thirty-six (36) month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

As of December 31, 2023 the Company sold 500,000 shares of Class A common stock to Lincoln Park for net proceeds of $1,470,000.

Shares Issued In Lieu of Payment

During the year ended December 31, 2023, the Company issued an aggregate of 2,025,927 shares of Class A common stock to its parent (CSS) in lieu of $6,179,075 cash for fees due under the CSS Management Agreement and the CSS License Agreement. See Note 14, for more information.

During the year ended December 31, 2023 the Company issued 35,714 shares valued at $42,500 in lieu of cash payments to two of the Company’s Directors.

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

At the Market Offerings and Private Placements

During the years ended December 31, 2023 and 2022, the Company completed the sale of an aggregate of 3,375,897 and 376,163 shares, respectively of Class A common stock, generating net proceeds of $5,820,404 and $3,706,926 in the respective periods.

During the year ended December 31, 2023, the Company completed the sale of an aggregate of 1,198,965 shares of Series A preferred stock, generating net proceeds of $18,774,269. During the year ended December 31, 2022, the Company completed the sale of an aggregate of 718,027 shares, respectively of Series A preferred stock, generating net proceeds of $16,699,901 during the period.

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

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Preferred Stock

Holders of the Series A Preferred Stock will receive cumulative cash dividends at a rate of 9.75% per annum, as and when declared by the Board of Directors. See Note 19 Subsequent Events for additional information regarding suspension of preferred dividends.

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

Warrants

Warrant activity as of December 31, 2023 is as follows:

							Weighted
						Weighted	Average
						Average	Remaining
	Outstanding				Outstanding	Exercise	Contract
Warrants	at December 31, 2022	Issued	Exercised	Expired	at December 31, 2023	Price	Term (Yrs.)
Class W	526,362	—	—	(526,362)	—	$—	—
Class Z	123,109	—	—	—	123,109	12.00	0.50
CSSE Class I	800,000	—	—	—	800,000	8.13	0.37
CSSE Class II	1,200,000	—	—	—	1,200,000	9.67	0.37
CSSE Class III-A	380,000	—	—	—	380,000	11.61	0.37
CSSE Class III-B	1,620,000	—	—	—	1,620,000	11.61	0.37
Redbox Public (CSSEL) (1)	1,039,183	—	—	—	1,039,183	132.18	2.82
Redbox Private (1)	339,065	—	—	—	339,065	132.18	2.82
Total	6,027,719	—	—	(526,362)	5,501,357	$32.75	0.98
(1)	The number of warrants is shown on an as converted basis based on the exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3,473,184. As of December 31, 2023, the fair market value of the warrants was $0.01 or $9,923. For year ended December 31, 2023, the Company recognized a gain of $15,299 on the change in fair value of the warrant liabilities in Other income (expense), net in the Company’s Consolidated Statements of Operations.

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

Net revenue generated in the United States accounted for approximately 83% and 95% of total net revenue for the years ended December 31, 2023 and 2022, respectively. All of the Company’s long-lived assets are based in the United States.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 18 – Customer Concentrations

Customers with concentrations in excess of 10% of Net revenue and Gross accounts receivable for the years ended and as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
Revenues	2023	2022
Customer A	14%	—%
Customer B	11%	—%

	December 31,
Accounts Receivable	2023	2022
Customer A	32%	—%
Customer B	27%	—%
Customer C	—%	14%
Customer D	—%	12%

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Note 19 – Subsequent Events

Series A Preferred Stock

On January 5, 2024, the Company’s Board of Directors determined to temporarily suspend the payment of monthly cash dividends on the Company’s Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) beginning with the payment scheduled for on or around January 15, 2024. The suspension of these dividends will defer approximately $1.2 million in cash dividend payments each month.

Pursuant to Section 4 of the Certificate of Designations of the Series A Preferred Stock, dividends on the Series A Preferred Stock will continue to accumulate whether or not the Company has earnings, there are funds legally available for the payment of those dividends, or those dividends are declared by the Board of Directors. No interest, or sum in lieu of interest, will be payable in respect of any dividend payment or payments on the Series A Preferred Stock which may be in arrears, and holders of the Series A Preferred Stock will not be entitled to any dividends in excess of the full cumulative dividends. Any dividend payment made on the Series A Preferred Stock shall first be credited against the earliest accumulated but unpaid dividend due with respect to the Series A Preferred Stock.

Interest Payments on 9.50% Notes

On January 9, 2024, the Company notified U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as Trustee (the “Trustee”), with respect to the Company’s 9.50% Notes due 2025 (the “Notes”), of the Company’s intent to make a special payment on January 30, 2024 (the “Special Distribution Date”) in the amount of $1,074,042.20, representing all accrued and unpaid interest that was due and not paid to the Note holders on the original interest payment due date of January 2, 2024 (an aggregate of $1,065,327.23), plus interest on such interest (an aggregate of $8,714.97) at the same rate prescribed by the Notes (the “Special Payment”). The record date for the Special Payment is January 19, 2024 (the “Special Record Date”). Subject to receipt of such funds from the Company, the Trustee will distribute an aggregate of $1,074,042.20 pro rata to holders as of the Special Record Date.

On April 4, 2024, the Company notified U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as Trustee (the “Trustee”), with respect to the Company’s 9.50% Notes due 2025 (the “Notes”), of the Company’s intent to make a special payment on April 30, 2024 (the “Special Distribution Date”) in the amount of $1,074,042.20, representing all accrued and unpaid interest that was due and not paid to the Note holders on the original interest payment due date of April 1, 2024 (an aggregate of $1,065,327.23), plus interest on such interest (an aggregate of $8,714.97) at the same rate prescribed by the Notes (the “Special Payment”). The record date for the Special Payment is April 16, 2024 (the “Special Record Date”). Subject to receipt of such funds from the Company, the Trustee will distribute an aggregate of $1,074,042.20 pro rata to holders as of the Special Record Date.

Nasdaq Delisting Notice

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5M on its Class A common stock (CSSE) and maintain equity of $10 million. The Company appealed the Staff Determination on April 1, 2024 and expects the hearing to occur within 45 days after the date of its hearing request. The hearing request will stay the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made. In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market. In such event, the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

Chicken Soup for the Soul Entertainment, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable

In March 2023 a customer who has a $50 million outstanding balance related to a content licensing agreement approached us about expanding and amending the terms of the agreement. The proposal includes modifying the form of consideration to include a non-cash component. As of the date of this filing, there are no changes to the terms of the agreement.

Proposed Mutual Forbearance Agreement & Strategic Initiatives

In April 2024, as an integral part of our strategic initiatives to improve the capital position of our Company and resolve our mutual disputes with our principal lender, we established a framework with such lender, pursuant to which we would waive certain claims and the lenders under our credit facility would forbear (the “Forbearance”) for a period of time (the “Mutual Forbearance Period”) from exercising any remedies they may have under such credit facility in order to allow our company approximately 60 days to pursue certain proposed transactions (“Proposed Transactions”). The Proposed Transactions include (a) a $50 million sublicense (the “Proposed Sublicense”) and (b) a $125 million agreement with a third party comprised of a $65 million line of credit and a $60 million equipment lease to Redbox secured by assets owned by Redbox (the “Proposed Redbox Facility”). We would be required to apply a portion of the aggregate net proceeds of the Proposed Transactions to the prepayment of a portion of the outstanding loans under our credit facility on a pro rata basis (the “Initial Prepayment”).

In the event the Proposed Transactions are consummated and the Initial Prepayment is made prior to the expiration of the Mutual Forbearance Period, the Mutual Forbearance Period would be extended until September 30, 2024 (the “Extended Mutual Forbearance Period”) during which time we would be required to prepay an additional amount under the credit facility. If these additional payments are made during the Extended Mutual Forbearance Period and the lenders have collectively received the specified amount in combined cash and permitted asset value (the “Payment Threshold”), all remaining amounts due and owing under the credit facility shall be deemed satisfied and paid in full, constituting a reduction that represented the majority of aggregate stated principal and interest.

The proposed agreement is subject to certain condition precedents, which management expects to meet in the near term. Under the proposed agreement, should the Company fail to make the payments timely or default under the existing credit agreement, the Mutual Forbearance Period will terminate and HPS will be able to pursue certain remedies to be outlined in the agreement, and to exercise their existing rights under the credit facility. Similarly, the Company would in that circumstance be free to pursue its claims against the principal lender, as well as any other legal courses of action it might deem necessary or appropriate in such circumstance.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by our Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on those portions of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) that we believed to be applicable to us as a smaller reporting company. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were not effective at the reasonable assurance level as of December 31, 2023. As a result of our evaluation, we identified a material weakness in our controls related to implementation and testing of design and operating effectiveness of controls, including Redbox that was acquired in 2022, and other immaterial weakness in the areas of data management and documentation. While the material weakness set forth was a result of the small scale of the Company’s operations, financial constraint and high employee turnover, the Company believes the risk of a material misstatement relative to the financial reporting is minimal.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting based on the exemption for non-accelerated filers with less than $75 million in public float per the Sarbanes-Oxley Act. The management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to these rules that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fourth fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. Principle Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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
4.14

Warrant Assumption and Amendment Agreement, dated as of August 11, 2022, by and among Redbox Entertainment Inc., a Delaware corporation, f/k/a Seaport Global Acquisition Corp. (the “Company”), Chicken Soup for the Soul Entertainment Inc., a Delaware corporation (“CSSE”), and Continental Stock Transfer & Trust Company, a New York corporation (“CST”).

		By Reference	8-K/A	August 15, 2022

4.15	HPS Warrant Agreement, dated as of August 11, 2022	By Reference	8-K/A	August 15, 2022
10.1	Trademark and Intellectual Property License Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.1	Management Services Agreement between Chicken Soup for the Soul Entertainment Inc. and Chicken Soup for the Soul, LLC	By Reference	DOS	September 21, 2016
10.2.2	Amendment to Management Services Agreement.	By Reference	8-K	June 30,2019
10.2.3	Second Amendment to Management Services Agreement.	Herewith	--	--
10.3	Form of Indemnification Agreement.	By Reference	1-A	June 21, 2017
10.4	Chicken Soup for the Soul Entertainment Inc. 2017 Long-term Incentive Plan.	By Reference	1-A	June 21, 2017
10.5.1	Amended and Restated Limited Liability Company Operating Agreement by and among Crackle Plus, LLC, Chicken Soup for the Soul Entertainment, Inc. and Crackle, Inc.	By Reference	8-K	May 15, 2019
10.5.2	Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Crackle Plus, LLC.	By Reference	8-K	November 16, 2020
10.5.3	Put Option Closing Agreement, dated January 13, 2021, between Crackle Plus, LLC, Chicken Soup for the Soul Entertainment Inc., and CPE Holdings Inc.	Herewith	--	--
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

		By Reference	8-K/A	August 15, 2022
10.10	Purchase Agreement, dated March 12, 2023, between Chicken Soup for the Soul Entertainment, Inc. and Lincoln Park,	By Reference	8-K	March 13, 2023
10.11	Registration Rights Agreement, dated March 12, 2023 by and between Chicken Soup for the Soul Entertainment, Inc. and Lincoln Park,	By Reference	8-K	March 13, 2023
10.14	At the Market Issuance Agreement, dated as of January 25, 2022 by and among Chicken Soup for the Soul Entertainment, Inc, B. Riley Securities Inc. and Virtu Americas LLC	By Reference	8-K	January 26, 2022
21	Subsidiaries of the Registrant.	Herewith	--	--
23.1	Consent of Rosenfield & Company PLC	Herewith	--	--
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	--	--
97.1	Compensation Clawback Policy	Herewith	--	--
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2024.

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

By:
	/s/ William J. Rouhana, Jr.	April 19, 2024
William J. Rouhana, Jr., Chairman, Chief Executive Officer, Director (Principal Executive Officer)

	/s/ Jason Meier	April 19, 2024
Jason Meier, Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer)

	/s/ Christopher Mitchell	April 19, 2024
Christopher Mitchell, Director

	/s/ Amy L. Newmark	April 19, 2024
Amy L. Newmark, Director

	/s/ Cosmo DeNicola	April 19, 2024
Cosmo DeNicola, Director

	/s/ Fred M. Cohen	April 19, 2024
Fred M. Cohen, Director

	/s/ Christina Weiss Lurie	April 19, 2024
Christina Weiss Lurie, Director

	/s/ Diana Wilkin	April 19, 2024
Diana Wilkin, Director

	/s/ Vikram Somaya	April 19, 2024
Vikram Somaya, Director

	/s/ Martin Pompadur	April 19, 2024
Martin Pompadur, Director