Form 10-K/A
period 2023-12-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2024-04-29
CIK 1679063

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

The number of shares of Common Stock outstanding as of April 29, 2024 totaled 32,388,203 as follows:

Title of Each Class
Class A common stock, $.0001 par value per share	24,733,697
Class B common stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A common stock at the direction of the holder at any time.

Documents Incorporated by Reference

None.

Auditor Name	Rosenfield and Company, PLLC
Auditor Firm ID	5905
Auditor Location	New York, New York

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, of Chicken Soup for the Soul Entertainment, Inc. (“CSSE” or the “Company”) that we filed with the Securities and Exchange Commission (the “SEC”) on April19, 2024 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information we indicated that we would incorporate by reference from our Proxy Statement for the 2024 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K. We anticipate that our annual stockholders meeting will be held on or about July 24, 2024 and that the proxy statement for such meeting will be mailed to stockholders on or about June 21, 2024.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information about Directors and Executive Officers

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors:

					Nominating	Technology,
					&	Data &	Strategic
			Audit	Compensation	Governance	Innovation	Review
Name	Age	Position	Committee	Committee	Committee	Committee	Committee
William J. Rouhana, Jr.*	71	Chairman of the Board and Chief Executive Officer
Christopher Mitchell*	54	Chief Financial Officer (Parent) and Director
Jason Meier	54	Chief Financial Officer
Elana B. Sofko	56	Chief Strategy Officer
Amy L. Newmark*	67	Senior Brand Advisor and Director

Fred M. Cohen	79	Director	✓	✓	✓		✓
Cosmo DeNicola	69	Director	✓			✓	✓
Martin Pompadur	88	Director			✓	✓	✓
Christina Weiss Lurie	64	Director		✓			✓
Diana Wilkin	65	Director	✓	✓		✓	✓
Vikram Somaya	48	Director			✓	✓	✓

*Services provided pursuant to the CSS Management Agreement. See below under “— Conflicts of Interest — CSS Management Agreement,” “— Conflicts of Interest — CSS License Agreement,” and “— Conflicts of Interest — CSS Agreements Modification.”

Each director nominee serves as a current director of the Company and attended at least 75% of all meetings of the Board of directors and each committee on which he or she sat or was eligible to sit in during 2023.

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

Elana B. Sofko. Ms. Sofko became the Company’s Chief Strategy Officer on May 1, 2021. Prior to that, she served as the Comp any’s Chief Operating Officer since November 2017 and as Senior Vice President of Business Development and Distribution for the Company since November 2016. Ms. Sofko brings more than two decades of media and entertainment experience to the Company. From January 2013 to August 2016, Ms. Sofko led digital business growth initiatives for WWE, a leading entertainment company, including WWE’s localization of digital products and supported the launch and led international expansion of WWE Network, a subscription-based video on demand service. From 2011 to December 2012, she led a technology innovation development program at ESPN and prior to that, from 2007 to 2011, headed global content strategy for Nokia’s mobile app storefront. From 2003 to 2007, Ms. Sofko launched digital businesses for A&E Television Networks. From 1997 to 2003, Ms. Sofko worked on the launch of satellite radio as part of the start-up team at SiriusXM. From 1991 to 1997, Ms. Sofko built and launched commercial background music services for News Corp. She received her B.A. from the State University of New York at Albany and an M.B.A. from the University of Connecticut.

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

Board Diversity Matrix (As of April 29, 2024)
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

CSS License Agreement

We have entered into agreements with our affiliated companies which provide us with access to important assets and resources. This include a trademark and intellectual property license agreement (“CSS License Agreement”) through which we have been granted a perpetual, exclusive, worldwide license to produce and distribute video content using the brand and related content, such as stories published in the Chicken Soup for the Soul books. Pursuant to the CSS License Agreement, the CSS Companies have agreed not to produce and distribute video content. Accordingly, if any of our executive officers or directors becomes aware of a non-video content opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will be entitled to present those opportunities to the CSS Companies prior to presenting them to us. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% license fee as it relates to Redbox’s net revenues is applied only to certain limited revenue categories. For the years ended December 31, 2023 and 2022, we recorded $9.2 million and $9.2 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

CSS Management Agreement

We have a management services agreement (the “CSS Management Agreement”) pursuant to which we pay our parent company, Chicken Soup for the Soul, LLC, a management fee equal to 5% of our net revenue. Under the terms of the CSS Management Agreement, we are provided with the broad operational expertise of CSS and its subsidiaries and personnel, including the services of our chairman and chief executive officer, Mr. Rouhana, Ms. Newmark, and Mr. Mitchell our chief financial officer through November 14, 2022 and continues to the chief financial officer of CSS. The CSS Management Agreement also provides for services, such as accounting, legal, marketing, management, data access and back-office systems, and provides us with office space and equipment usage. On August 1, 2019, we entered into an amendment to the CSS Management Agreement which removed our obligation to pay sales commissions to CSS in connection with sponsorships for our video content or other revenue generating transactions arranged by CSS or its affiliates. On March 15, 2021, we entered into a further amendment to the CSS Management Agreement which clarified that the term of the CSS Management Agreement shall continue on a month-to-month basis until terminated by either party thereto. Beginning in August 2022, under the terms of the HPS Credit Facility, the 5% management fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories. For the years ended December 31, 2023 and 2022, we recorded $9.2 million and $9.2 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

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

Board Meetings and Committees

During the fiscal year ended December 31, 2023, the Board met ten times and acted by written consent thirteen times. All of the Company’s directors attended all of the meetings of the Board and committees on which they served. The directors are encouraged to attend meetings of stockholders, if they are able, and all of our directors attended the 2023 annual meeting of stockholders.

The Board has four separately standing committees: the audit committee, the compensation committee, the nominating and governance committee, and the technology, data and innovations committee. Each committee is composed entirely of independent directors as determined in accordance with the rules of Nasdaq for directors generally, and where applicable, with the rules of Nasdaq for such committee. In addition, each committee has a written charter, a copy of which is available free of charge on the Company’s website at http://ir.cssentertainment.com. In the first quarter of 2024, the Board created an independent directors committee to evaluate strategic alternatives for the Company, which may include, among other options, potential mergers, acquisitions, divestitures or other significant corporate transactions.

Audit Committee

The audit committee consists of Mr. DeNicola (committee chairman), Mr. Cohen, and Ms. Wilkin, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards. During the fiscal year ended December 31, 2023, the audit committee met five times.

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

Report of the Audit Committee

The audit committee reviewed and discussed the Company’s audited financial statements for year ended December 31, 2023 with management, as well as with the Company’s independent registered public accounting firm. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T, as well as various accounting issues relating to presentation of certain items in the Company’s financial statements and compliance with Section 10A of the Securities Exchange Act of 1934, as amended. The audit committee received the written disclosures and letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding such firm’s communications with the audit committee concerning independence, and the audit committee discussed with such firm its independence.

Based upon the review and discussions referred to above, the audit committee recommended that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee:

Cosmo DeNicola (Chairman)
Fred M. Cohen
Diana Wilkin

Compensation Committee

The compensation committee consists of Ms. Weiss Lurie (committee chairwoman), Ms. Wilkin, and Mr. Cohen, each of whom is an independent director. During the fiscal year ended December 31, 2023, the compensation committee met once.

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

Nominating and Governance Committee

The nominating and governance committee consists of Mr. Cohen (committee chairman),

Mr. Pompadur, and Vikram Somaya, each of whom is an independent director under the Nasdaq listing standards.. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. During the fiscal year ended December 31, 2023, the nominating and governance committees met once.

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

Technology, Data and Innovation Committee

The technology, data and innovation committee consists of Mr. Vikram Somaya (committee chairman), Mr. DeNicola, Ms. Wilkin and Mr. Pompadur. The technology, data and innovation committee was formed in April 2022 and met once during 2023.

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

Strategic Review Committee

The strategic review committee consists of our independent directors including Fred M. Cohen, Cosmo DeNicola, Martin Pompadur, Vikram Somaya, Christina Weiss Lurie, and Diana Wilkin . The strategic review committee was formed in first quarter of January 2024

Our board of directors formed an independent directors committee to evaluate, among other items, our strategic alternatives, which may include, among other options, potential mergers, acquisitions, divestitures, or other significant corporate transactions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2023 all Section 16(a) filing requirements were complied with in a timely manner.

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

Director Compensation

Each of the Company’s independent Directors receives annual director fees totaling $85,000 per year in two equal semi-annual installments, payable 50% in cash and 50% in shares of Class A common Stock.Certain Directors, at their option, elected to take some compensation in stock awards instead cash.

The following table sets forth compensation earned by each independent Director who are not named executive officers and served during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)	Total ($)
Fred M. Cohen	42,500	42,500	85,000
Christina Weiss Lurie	42,500	42,500	85,000
Diana Wilkin	42,500	42,500	85,000
Cosmo DeNicola	21,250	63,750	85,000
Martin Pompadur	21,250	63,750	85,000
Vikram Somaya	42,500	42,500	85,000

(1)	Represents the cash portion of annual director fees.

(2)	Represents the fair value of the share awards for the year ended December 31, 2023, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the board member. The assumptions made in valuing the share awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation.

There were no outstanding stock options held by the Company’s non-executive directors as of December 31, 2023.

ITEM 11. Executive Compensation

Compensation Objectives

Our compensation program is designed to attract, retain, and motivate highly qualified executive officers and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our Chief Executive Officer, Chief Financial Officer, and our next highest paid executive officer of our company (including subsidiaries) (“Named Executive Officers”) for each of the fiscal years ended December 31, 2023 and 2022.

Name and Position		Year	Salary($)	Bonus ($)	Stock Awards ($) (2)	All Other	Total ($)
William J. Rouhana, Jr.	(1)	2023	375,000	—	—	34,727	409,727
Chief Executive Officer		2022	375,000	—	—	10,856	385,856
Christopher Mitchell	(1)(3)	2022	400,962	160,385	—	35,264	596,611
Chief Financial Officer
Jason Meier	(3)	2023	475,000	—	—	10,800	485,800
Chief Financial Officer		2022	366,539	96,766	—	30,571	493,876
Galen Smith	(4)	2022	311,233	960,000	739,211	2,841,909	4,852,353
Executive Vice Chairman
Elana B. Sofko
Chief Strategy Officer		2023	600,000	—	—	10,800	610,800

(1)	Represents the allocable portion (based on business time allocated to CSSE) of salary and bonus, medical care, vision, and long-term disability coverage premiums that is paid by our parent company to the listed executive officers. These amounts are not paid separately by CSSE; they are covered by payments CSSE makes under the CSS Management Agreement. The services of Messrs. Rouhana and Mitchell are provided to our company under the CSS Management Agreement.

(2)	The amounts reported in the “Stock Awards” column reflect the fair value of stock options for the year ended December 31, 2023, calculated in accordance with ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the stock option awards reported in this column are discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023, including in Note 2, Summary of Significant Accounting Policies — Share-Based Compensation, and Note 6, Share-Based Compensation. Mr. Smith’s stock awards represents the value of CSSE class A common stock issued to him as a result of his Redbox restricted stock units being accelerated and exchnaged in conjunction with the acquisition.

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

Jason Meier

Mr. Meier became our Chief Financial Officer on November 15, 2022. Prior to this, he was our Chief Accounting Officer since September 2021. As the Chief Financial Officer, Mr. Meier is entitled to a base salary of $475,000 and a target bonus of 40%. Due to the merger with Redbox, in 2022 Mr. Meier, was awarded 80% of his eligible 2022 bonus as a special one-time transaction bonus, in lieu of a 2022 performance bonus. For the year ended December 31, 2023, Mr. Meier was not awarded a cash bonus.

Elana B. Sofko

Ms. Sofko became our Chief Strategy Officer on May 1, 2021. Prior to this, she was our Chief Operating Officer since November 6, 2017. During 2023 her annual base salary was $600,000. Ms. Sofko is entitled to receive a discretionary cash bonus of up to 80% in 2023, of her annual base salary. For the year ended December 31, 2023, Ms. Sofko was not awarded a cash bonus.

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

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based On: Total Shareholder Return	Net Income (Loss)
2023	$409,727	$409,727	$548,300	$519,294	$1.49	$(636,551,384)
2022	$385,856	$385,856	$1,980,947	$1,966,613	$34.74	$(111,290,202)

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

Mr. Meier’s employment arrangement contains provisions for the payout of severance in certain circumstances. If Mr. Meier’s employment is terminated by our company other than for cause or by Mr. Meier for good reason, then he will be entitled to continued salary for a period of twelve months. Mr. Meier is not entitled to accelerated vesting of any outstanding equity awards. Additionally, if there is a change in control of our company, Mr. Meier is entitled to a one-time payment.

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

The following table summarizes the amounts payable upon certain events for Mr. Meier and Ms. Sofko, assuming such events occurred on December 31, 2023 and December 31, 2022, respectively. For purposes of presenting amounts payable over a period of time (e.g., salary continuation), the amounts are shown as a single total but not as a present value (the single sum does not reflect any discount).

	Potential Payments ($)
Name	By the Executive for Good Reason	By the Company for Cause	By the Company Without Cause	Change In Control of the Company
Jason Meier	$475,000	—	$475,000	$475,000
Elana B. Sofko	$300,000	—	$300,000	$900,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option and stock awards as of December 31, 2023 for each Named Executive Officer.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Award Number of Securities Underlying Unexercised Options (#) Unexercised	Option Exercise Price ($)	Option Expiration Date
William J. Rouhana, Jr.(3).	–	–	–	–
Chief Executive Officer
Christopher Mitchell(3)	100,000	–	$8.08	1/15/2024
Chief Financial Officer
Jason Meier	11,250	3,750	$22.00	10/5/2026
Chief Financial Officer
Elana B. Sofko	33,948	–	$14.05	12/8/2026
Chief Strategy Officer	100,000	–	$8.08	1/15/2024
Galen C. Smith	–	–	–	–
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of April 29, 2024 by:

•	each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

The beneficial ownership of each person was calculated based on 24,733,697 shares of Class A common stock and 7,654,506 of Class B common stock outstanding as of the date of this prospectus. Except as otherwise indicated, we believe all persons named in the table below have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Class A	%	Class B	%	Percent of Total Voting Power(2)
Current Directors and Officers:
William J. Rouhana, Jr.(3)(4)	4,179,050	16.9%	7,654,506	100%	79.7%
Vikram Somaya	79,858	0.3%	–	–	*
Christopher Mitchell(5)	100,000	0.4%	–	–	*
Jason Meier(6)	8,750	0.0%	–	–	*
Amy L. Newmark(3)(7)	128,314	0.5%	–	–	*
Fred M. Cohen	95,249	0.4%	–	–	*
Cosmo DeNicola	300,187	1.2%	–	–	*
Martin Pompadur	101,597	0.4%	–	–	*
Christina Weiss Lurie	131,502	0.5%	–	–	*
Diana Wilkin	102,332	0.4%	–	–	*
All current directors and executive officers as a group (ten persons)(8)	5,116,839	20.6%	7,654,506	100%	80.6%
Five Percent Holders:
Chicken Soup for the Soul Productions, LLC	3,668,942	14.8%	7,654,506	100%	79.2%
Sony Corporation(9)	4,000,000	16.2%	–	–	4.9%
HPS Investment Partners, LLC(10)	1,011,530	4.1%	–	–	1.2%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is Chicken Soup for the Soul Entertainment, Inc., P.O. Box 700, Cos Cob, Connecticut 06807.

(2)	Percentage of total voting power represents voting power with respect to all shares of Class A and Class B common stock, as a single class. The holders of Class B common stock are entitled to ten votes per share, and holders of Class A common stock are entitled to one vote per share.

(3)	Mr. Rouhana and Ms. Newmark are married. Each spouse disclaims beneficial ownership of the shares owned by the other spouse.

(4)	Represents (i) 510,108 shares of Class A common stock beneficially owned by an affiliate of Mr. Rouhana, (ii) 3,668,942 Class A common stock beneficially owned by CSS and (iii) all of the shares of Class B common stock owned by CSS. The ultimate parent of CSS is CSS Holdings, which in turn is ultimately controlled by Mr. Rouhana.

(5)	Represents (i) 100,000 shares of Class A common stock purchasable under options that have vested granted under the Company’s 2017 Long-Term Incentive Plan, which are exercisable at $8.08 per share.

(6)	Represents 8,750 shares of Class A common stock purchasable under options that have vested granted under the our company’s 2017 Long-Term Incentive Plan, which are exercisable at $22.00 per share.

(7)	Includes (i) 121,780 shares of Class A common stock; and; (ii) 6,534 shares underlying Class Z warrants at an exercise price of $12.00 per share.

(8)	Represents all of the shares beneficially owned by the individuals listed above and as set forth in footnotes (3) through (7) above.

(9)	The business address of Sony Corporation is 7-1, Konan 1-Chome, Minato-ku, Tokyo 108-0075 Japan. Information derived from a Schedule 13D/A filed on November 4, 2019. Includes shares of Class A common stock issuable upon the exercise of warrants to purchase (i) 800,000 shares of Class A Common Stock at an exercise price of $8.13 per share; (ii) 1,200,000 shares of Issuer Class A Common Stock at an exercise price of $9.67 per share; (iii) 380,000 shares of Class A Common Stock at an exercise price of $11.61 per share; and (iv) 1,620,000 shares of Class A Common Stock at an exercise price of $11.61 per share.

(10)	The business address of HPS Investment Partners, LLC is 40 W. 57th Street, New York, New York 10019.

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

For the years ended December 31, 2023 and 2022, we recorded $9.2 million and $9.2 million, respectively, of license fee expense under this agreement. We believe that the terms and conditions of the CSS License Agreement, which provides us with the rights to use the trademark and intellectual property in connection with our video content, are more favorable to us than any similar agreement we could have negotiated with an independent third party.

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

For the years ended December 31, 2023 and 2022, we recorded $9.2 million and $9.2 million, respectively, of management fee expense under this agreement. We believe that the terms and conditions of the CSS Management Agreement, as amended, are more favorable and cost effective to us than if we hired the full staff to operate the Company.

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

ITEM 14. Principle Accounting Fees and Services

The following fees were incurred for services rendered by Rosenfield & Co. in years ended December 31, 2022 and 2023:

	Year Ended December 31,
	2022	2023
Audit Fees(1)	$670,000	$750,000
Audit-Related Fees(2)	76,420	52,500
Tax Fees(3)	–	–
All Other Fees	–	–
Total Fees	$746,420	$802,500

(1)	Audit fees consist of fees billed for professional services by Rosenfield & Co. for audit and quarterly review of our consolidated financial statements during the years ended December 31, 2023 and 2022 and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by Rosenfield & Co. that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

(3)	Tax fees represent the aggregate fees billed for professional services rendered by Rosenfield & Co. for tax compliance, tax advice and tax planning.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)            Exhibits:

The following is a list of all exhibits filed or furnished as part of this report.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Rules 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rules 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	+
32.2	Section 1350 Certification of Chief Financial Officer	+
97	Clawback Policy	*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2024	CHICKEN SOUP FOR THE SOUL ENTERTAINMENT, INC.

	By:	/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer