Form 10-Q
period 2024-03-31
Chicken Soup for the Soul Entertainment, Inc.
filed 2024-05-20
CIK 1679063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Common Stock outstanding as of May 15, 2024 totaled 32,458,964 as follows:

transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

-2 of the Exchange Act). Yes ☐ No ☒

12,642,428 as follows:

Title of Each Class
Class A Common Stock, $.0001 par value per share	24,804,458
Class B Common Stock, $.0001 par value per share*	7,654,506

*Each share convertible into one share of Class A Common Stock at the direction of the holder at any time.

Chicken Soup for the Soul Entertainment, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash, cash equivalents and restricted cash of $4,611,765 and $3,292,737, respectively	$4,884,381	$3,316,652
Accounts receivable, net of allowance for doubtful accounts of $8,303,378 and $$7,986,617, respectively	138,156,416	142,088,225
Prepaid expenses and other current assets	8,311,712	10,390,282
Operating lease right-of-use assets	10,011,506	10,721,375
Content assets, net	69,293,411	71,614,094
Intangible assets, net	34,203,831	35,937,646
Goodwill	120,494,059	120,494,059
Other assets, net	28,720,528	27,738,292
Total assets	$414,075,844	$422,300,625

LIABILITIES AND EQUITY
Accounts payable	$102,306,129	$91,809,542
Accrued expenses	91,582,797	78,779,505
Due to affiliated companies	5,132,562	5,537,842
Programming obligations	67,444,821	67,573,966
Film library acquisition obligations	47,734,651	45,961,877
Accrued participation costs	47,288,927	48,276,487
Debt, net	561,851,006	546,205,200
Contingent consideration	5,050,452	5,245,384
Put option obligation	3,693,337	3,693,337
Operating lease liabilities	12,578,201	13,570,976
Other liabilities	25,339,182	19,208,394
Total liabilities	$970,002,065	$925,862,510

Commitments and contingencies (Note 15)

Stockholders' (Deficit) Equity:
Series A cumulative redeemable perpetual preferred stock, $.0001 par value, liquidation preference of $25.00 per share, 10,000,000 shares authorized; 6,897,048 shares issued and outstanding, redemption value of $172,426,200, respectively	689	689
Class A common stock, $.0001 par value, 140,000,000 shares authorized; 27,237,500 and 27,166,739 shares issued, 24,804,458 and 24,733,697 shares outstanding, respectively	2,712	2,705
Class B common stock, $.0001 par value, 20,000,000 shares authorized; 7,654,506 shares issued and outstanding, respectively	766	766
Additional paid-in capital	409,661,538	409,150,852
Accumulated deficit	(937,206,008)	(884,303,830)
Accumulated other comprehensive income	(59,756)	(91,657)
Class A common stock held in treasury, at cost (2,433,042 shares, respectively)	(28,165,913)	(28,165,913)
Total stockholders’ equity	(555,765,972)	(503,406,388)
Noncontrolling interests	(160,249)	(155,497)
Total (deficit) equity	(555,926,221)	(503,561,885)
Total liabilities and equity	$414,075,844	$422,300,625

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$27,395,944	$109,599,293
Costs and expenses
Operating	28,386,996	96,306,368
Selling, general and administrative	21,279,591	32,763,551
Amortization and depreciation	3,888,532	11,183,717
Management and license fees	1,211,758	7,852,141
Total costs and expenses	54,766,877	148,105,777
Operating loss	(27,370,933)	(38,506,484)

Interest expense	21,839,172	16,666,259
Other non-operating income, net	(474,516)	(694,690)
Loss before income taxes and preferred dividends	(48,735,589)	(54,478,053)
Income tax provision	—	1,214,151
Net loss before noncontrolling interests and preferred dividends	(48,735,589)	(55,692,204)
Net loss attributable to noncontrolling interests	(35,782)	(127,662)
Net loss attributable to Chicken Soup for the Soul Entertainment, Inc.	(48,699,807)	(55,564,542)
Less: preferred dividends	4,202,371	3,012,591
Net loss available to common stockholders	$(52,902,178)	$(58,577,133)

Net loss per common share:
Basic and diluted	$(1.63)	$(2.76)
Weighted-average common shares outstanding:
Basic and diluted	32,388,203	21,249,105

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(48,735,589)	$(55,692,204)
Other comprehensive income (loss):
Foreign currency translation adjustments	62,931	(174,934)
Comprehensive income (loss) attributable to noncontrolling interests	(31,030)	85,698
Comprehensive loss	$(48,703,688)	$(55,781,440)

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2023 (audited)	6,897,048	$689	27,166,739	$2,705	7,654,506	$766	$409,150,852	$(884,303,830)	$(91,657)	$(28,165,913)	$(155,497)	$(503,561,885)
Share based compensation - stock options							231,121					231,121
Share based compensation - common stock							63,750					63,750
Stock issued as payment for management and licensing fees			70,761	7			215,815					215,822
Dividends on preferred stock								(4,202,371)				(4,202,371)
Net loss attributable to noncontrolling interests												—
Other comprehensive income (loss), net									62,931		(35,782)	27,149
Comprehensive loss attributable to noncontrolling interests									(31,030)		31,030	—
Net loss								(48,699,807)				(48,699,807)
Balance, March 31, 2024 (unaudited)	6,897,048	$689	27,237,500	$2,712	7,654,506	$766	$409,661,538	$(937,206,008)	$(59,756)	$(28,165,913)	$(160,249)	$(555,926,221)

	Preferred Stock		Common Stock						Accumulated
			Class A		Class B		Additional		Other
		Par		Par		Par	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, December 31, 2022 (audited)	4,496,345	$450	15,621,562	$1,559	7,654,506	$766	$355,185,280	$(247,752,446)	$47,528	$(28,165,913)	$430,715	$79,747,939
Share based compensation - stock options							850,821					850,821
Share based compensation - common stock							63,750					63,750
Issuance of common stock, net			359,831	21			1,887,220					1,887,241
Issuance of preferred stock, net	617,182	61					10,657,221					10,657,282
Stock issued under ESPP			8,703	18			156,773					156,791
Lincoln Park			500,000	50			1,469,950					1,470,000
Stock issued as payment for management and licensing fees			1,131,148	113			3,449,887					3,450,000
Dividends on preferred stock								(3,012,591)				(3,012,591)
Net loss attributable to noncontrolling interests											(127,662)	(127,662)
Other comprehensive loss, net									(174,934)			(174,934)
Comprehensive loss attributable to noncontrolling interests									85,698		(85,698)	—
Net loss								(55,564,542)				(55,564,542)
Balance, March 31, 2023 (unaudited)	5,113,527	$511	17,621,244	$1,761	7,654,506	$766	$373,720,902	$(306,329,579)	$(41,708)	$(28,165,913)	$217,355	$39,404,095

See accompanying notes to unaudited condensed consolidated financial statements.

Chicken Soup for the Soul Entertainment, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(48,735,589)	$(55,692,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	294,871	914,571
Content asset amortization	2,170,763	27,250,602
Amortization of deferred financing and debt discount costs	1,215,778	1,188,451
Amortization and depreciation of intangibles, property and equipment	3,888,532	11,183,717
Bad debt and video return expense	337,743	1,157,703
Interest expense added to debt	16,117,861	—
Non-cash payment of management and licensing fees	215,822	3,450,000
Deferred income taxes	—	1,179,597
Changes in operating assets and liabilities:
Trade accounts receivable	6,594,066	(37,132,796)
Prepaid expenses and other assets	1,495,062	2,044,671
Content assets	59,920	(9,273,675)
Accounts payable, accrued expenses and other payables	18,244,518	21,676,983
Film library acquisition and programming obligations	(1,016,371)	(50,920)
Accrued participation costs	(987,560)	17,215,567
Other liabilities	(398,144)	(1,179,464)
Net cash used in operating activities	(502,728)	(16,067,197)
Cash flows from Investing Activities:
Expenditures for property and equipment	(702,435)	(441,300)
Net cash used in investing activities	(702,435)	(441,300)
Cash flows from Financing Activities:
Payment of contingent consideration	(194,932)	(245,250)
Payment of put option obligation	—	(4,750,000)
Payments on film acquisition advances	(2,225,985)	(3,817,775)
Proceeds from factoring advances	6,144,125	—
Payments on other debt	(607,967)	(572,056)
Proceeds from issuance of Class A common stock	—	3,514,032
Proceeds from issuance of preferred stock	—	10,657,282
Increase (decrease) in due to affiliated companies	(405,280)	1,513,681
Dividends paid to preferred stockholders	—	(2,887,485)
Net cash provided (used) by financing activities	2,709,961	3,412,429
Effect of foreign exchanges on cash, cash equivalents and restricted cash	62,931	(174,934)
Net decrease in cash, cash equivalents and restricted cash	1,567,729	(13,271,002)
Cash, cash equivalents and restricted cash at beginning of period	3,316,652	18,738,395
Cash, cash equivalents and restricted cash at end of the period	$4,884,381	$5,467,393
Supplemental data:
Cash paid for interest	$2,746,043	$1,811,376
Non-cash investing activities:
Property and equipment in accounts payable and accrued expenses	$173,889	$1,292,717
Non-cash financing activities:
Non-cash film acquisition advance	$—	$9,723,374
Non-cash payment of management and licensing fees	$215,822	$3,450,000
PIK interest increase in HPS debt	$16,117,861	$13,518,091

See accompanying notes to unaudited condensed consolidated financial statements.

Note 1 – Description of the Business

Chicken Soup for the Soul Entertainment, Inc. is a Delaware corporation formed on May 4, 2016, that provides premium content to value conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the U.S., with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the Company operates Redbox Free Live TV, a free ad-supported streaming television service (FAST), with nearly 130 channels as well as a transaction video-on-demand (TVOD) service. To provide original and exclusive content to its viewers, the Company creates, acquires and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul (CSS) brand name. References to “CSSE,” the “Company,” “we,” “us” and “our” refer to Chicken Soup for the Soul Entertainment, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray DiscsTM from its nationwide network of approximately 27,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental or purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, an FLTV service giving access to over nearly 130 linear channels. Redbox also generates service revenue by providing installation, merchandising and break-fix services to other kiosk businesses, and by selling third-party display advertising via its mobile app, website, and e-mails, as well as display and video advertising at the kiosk.

Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2024, the Company generated negative cash flows from operations of $(0.5) million, a net loss available to common stockholders of $(52.9) million and has an accumulated deficit of $(937.2) million.  Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In April 2024, we put in place the framework to allow us to execute the first phase of our broader turnaround plan by amending our credit agreement with HPS, as more fully described in Note 17 Subsequent Events.  Phase 1 of our plan includes completing the first series of strategic financings by raising $175 million of working capital through a (a) $50 million sublicense and a (b) $125 million agreement with a third party comprised of a $65 million line of credit and a $60 million equipment lease to Redbox secured by assets owned by Redbox.  We have begun working on Phase 2 of our plan and are cautiously optimistic based on the indications of interest to date, that we can complete our plan in the required time frame.  While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term, we will be able to settle material litigations, defend those for which we have a defense, and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions in a manner that harms our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”).  As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5 million on its Class A common stock (CSSE) and maintain equity of $10 million.  The Company appealed the Staff Determination on April 1, 2024 and has a hearing on May 21, 2024. The hearing request stays the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made.  In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above.   If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market.  In such event, the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

As described in this Quarterly Report on Form 10-Q, we are cautiously optimistic that (1) we will be able to complete Phase 1 of our turnaround plan, (2) that the mutual claims between our Company and our lender will be resolved satisfactorily and (3) such resolution, if resolved, will improve our Company’s capital position, including through a reduction in our indebtedness.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim condensed consolidated financial statements of Chicken Soup for the Soul Entertainment, Inc. and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2024. These condensed consolidated financial statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.

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

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

Certain amounts have been reclassified to conform to the current period’s presentation. The reclassifications have no effect on the reported net loss.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include restricted cash of $4.6 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively. See Note 11 for additional information.

Sale of Receivables

During the third quarter of 2023, the Company began factoring its accounts receivable on a nonrecourse basis with various finance partners. These agreements contain customary representations and warranties, with certain agreements providing for a specific percentage holdback on an invoice until the earlier of collection by the transferee or 180 days, as well as obligating the Company to provide support to the transferee’s collection efforts in the event of nonpayment by our customer. As the Company does not maintain effective control over the transferred receivables, these transfers are derecognized from our Consolidated Balance Sheet.  During the three months ended March 31, 2024, the Company sold $18.2 million of receivables, received $17.3 million of cash and incurred discount fees of $0.9 million. Transactions not qualifying for sale treatment are accounted for as a cash advance.   The amount receivable from or payable to our factoring partners at March 31, 2024 is negligible and our collection support efforts have been de minimis, therefore, no servicing asset or liability is provided for.

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

The value of the Company’s property and equipment as of March 31, 2024 and December 31, 2023 is included in Other assets, net on the Consolidated Balance Sheets and is as follows:

	March 31,	December 31,
	2024	2023
Redbox kiosks and components	$14,760,206	$14,926,015
Computers and software	19,267,808	18,535,824
Leasehold improvements (shorter of life of asset or remaining lease term)	5,127,377	5,127,377
Office furniture and equipment	1,306,881	1,306,881
Vehicles	4,959,034	3,794,296
Property and equipment, at cost	45,421,306	43,690,393
Accumulated depreciation and amortization	(22,116,582)	(19,980,292)
Property and equipment, net	$23,304,724	$23,710,101

During the three months ended March 31, 2024 and 2023, the Company recorded depreciation and amortization expense of $2,154,718 and $3,566,808 respectively.

Asset Retirement Obligations

The asset retirement obligation (“ARO”) represents the estimated amounts the Company is obligated to pay to return the space a Redbox kiosk occupies to its original condition upon removal of the kiosk. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The timing of kiosk removals cannot be reasonably determined. The Company’s $14.3 million of ARO liabilities are included in Other liabilities on the Consolidated Balance Sheets.

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

Note 4 – Segment Reporting and Geographic Information

The Company’s reportable segments have been determined based on the distinct nature of its operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker. The Company operates in one reportable segment and currently operates in the United States and internationally.

Net revenue generated in the United States accounted for approximately 95% and 55% of total net revenue for three months ended March 31, 2024 and 2023, respectively. All of the Company’s long-lived assets are based in the United States.

Note 5 – Revenue Recognition

The following table disaggregates our revenue by source:

	Three Months Ended March 31,
		% of		% of
	2024	revenue	2023	revenue
Revenue:
VOD and streaming	$10,376,549	38%	$34,611,586	32%
Retail	15,451,555	56%	32,259,454	29%
Licensing and other	1,567,840	6%	42,728,253	39%
Net revenue	$27,395,944	100%	$109,599,293	100%

VOD and streaming

VOD and streaming revenue included in this revenue source is generated as the Company exhibits content through the Crackle Plus and Redbox streaming services including AVOD, FAST, TVOD platforms available via connected TVs, smartphones, tablets, gaming consoles and the web through the Company’s owned and operated platforms, as well as third-party platforms. The Company generates streaming revenues for its networks in three primary ways, selling advertisers video ad inventory on its AVOD and FAST streaming services, selling advertisers the ability to present content to its viewers, often with fewer commercials, and selling advertisers product and content integrations and sponsorships related to its original productions, as well as revenues from the Company’s direct-to-consumer TVOD platform. In addition, this revenue source includes third-party streaming platform license revenues, including TVOD, AVOD, FAST and SVOD related revenues.

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

Contract balances include the following:

	March 31,	December 31,
	2024	2023
Accounts receivable, net	$2,830,831	$10,948,965
Contract assets (included in accounts receivable)	135,325,585	131,139,260
Total accounts receivable, net	$138,156,416	$142,088,225

Deferred revenue (included in accrued expenses)	$23,718,474	$18,588,944
Revenue recognized from beginning balance within reporting period	$2,101,785	$4,453,586

During the three months ending March 31, 2024, customer C represented 25% of the total revenue, respectively. During the three months ending March 31, 2023, customers A and B represented 19% and 37% of the total revenue, respectively. No other customer represented more than 10% of revenue for the three months ending March 31, 2024 and 2023 respectively.

As of March 31, 2024, customers A and B represented 27% and 33%, respectively, of the total accounts receivable, net. As of December 31, 2023, customers A and B represented 27% and 32%, respectively, of the total accounts receivable, net. No other individual customer represented more than 10% of accounts receivable as of March 31, 2024 and December 31, 2023 respectively. In March 2024 customer B who has a $50 million balance related to a content licensing agreement approached us about expanding and amending the terms of the agreement. The proposal includes modifying the form of consideration to include a non-cash component. As of the date of this filing, there are no changes to the terms of the agreement.

The table below summarizes the activity in the allowance for doubtful accounts for credit losses:

	March 31,	March 31,
	2024	2023
Allowance for Doubtful Accounts:
Beginning Balance, January 1	$7,986,617	$1,277,597
Changes in provisions	316,761	314,481
Ending Balance	$8,303,378	$1,592,078

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

The compensation expense associated with these stock options is amortized on a straight-line basis over their respective vesting periods. For the three months ended March 31, 2024 and 2023,  the Company recognized $231,121 and $850,821, respectively, of non-cash share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock options activity through March 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Stock Options	Price	Term (Yrs.)	Value
Outstanding at December 31, 2023	1,292,546	$14.41	2.10	$—
Granted	—	—	—	—
Forfeited	(38,834)	17.80	1.92	—
Exercised	—	—	—	—
Expired	(270,000)	8.10	—	—
Outstanding at March 31, 2024	983,712	$16.01	2.40	$—

Vested and exercisable at December 31, 2023	938,292	$14.18	1.77	$—
Vested and exercisable at March 31, 2024	713,794	$16.92	2.21	$—

As of March 31, 2024 the Company had unrecognized pre-tax compensation expense of $1,235,746 related to non-vested stock options under the Plan of which $1,080,932, and $154,814 will be recognized in 2024 and 2025, respectively.

There were no stock options granted for the three months ended March 31, 2024 and 2023 respectively.

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

The Company also awards common stock under the Plan to directors, employees and third-party consultants that provide services to the Company. The value is based on the market price of the stock on the date granted and amortized over the vesting period. For the three months ended March 31, 2024 and 2023, the Company recognized in selling, general and administrative expense, non-cash share-based compensation expense relating to common stock grants of $63,750.

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

Basic and diluted loss per share is computed as follows:

	Three Months Ended March 31,
	2024	2023
Net loss available to common stockholders	$(52,902,178)	$(58,577,133)

Basic weighted-average common shares outstanding	32,388,203	21,249,105
Dilutive effect of options and warrants	—	—
Weighted-average diluted common shares outstanding	32,388,203	21,249,105

Basic and diluted loss per share	$(1.63)	$(2.76)

Anti-dilutive stock options and warrants	—	59,785

Note 8 – Content Assets, net

Content assets, net consists of the following:

	March 31,	December 31,
	2024	2023
Original productions:	(unaudited)
Programming costs released	$34,311,305	$34,311,305
In production	—	—
In development	8,089,560	8,089,560
Accumulated amortization (a)	(41,636,891)	(41,630,180)
Programming costs, net	763,974	770,685

Film library:
Film library acquisition costs	242,188,893	242,143,403
Accumulated amortization (b)	(183,109,552)	(181,745,110)
Film library costs, net	59,079,341	60,398,293

Licensed program rights:
Programming rights	64,270,817	63,001,943
Accumulated amortization	(54,820,721)	(52,556,827)
Programming rights, net	9,450,096	10,445,116

Content assets, net	$69,293,411	$71,614,094

(a) As of March 31, 2024 and December 31, 2023, accumulated amortization includes impairment expense of $10,352,207, and $10,352,207, respectively.

(b) As of March 31, 2024 and December 31, 2023, accumulated amortization includes impairment expense of $30,274,236 and $30,274,236, respectively.

(c) As of March 31, 2024 and December 31, 2023, accumulated amortization includes impairment expense of $0 and $0, respectively.

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

Amortization of content assets is as follows:

	Three Months Ended
	March 31,
	2024	2023
Original productions	$—	$490,119
Film library	1,318,520	19,412,044
Licensed program rights	852,243	7,348,439
Total content asset amortization	$2,170,763	$27,250,602

During the three months ended March 31, 2024, and 2023, the Company did not record any impairments related to content assets.

Note 9 – Intangible Assets and Goodwill

Intangible assets, net, consists of the following:

	Gross			Net
	Carrying	Accumulated		Carrying
	Amount	Amortization	Impairment	Amount
March 31, 2024:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	12,157,467	6,649,537	—
Crackle Plus partner agreements	4,005,714	3,705,285	300,429	—
Distribution network	3,600,000	3,400,000	—	200,000
Locomotive contractual rights	1,206,870	987,339	—	219,531
1091 intangible assets	2,810,000	2,128,611	—	681,389
Redbox - Trade names and trademarks	82,700,000	7,053,979	52,798,000	22,848,021
Redbox - Technology	30,800,000	5,685,211	17,150,000	7,964,789
Redbox - Customer Relationships	177,700,000	16,267,083	160,103,750	1,329,167
Popcornflix brand value	7,163,943	796,855	5,406,154	960,934
Total definite lived intangibles	330,501,801	53,890,100	242,407,870	34,203,831
Chicken Soup for the Soul Brand	5,000,000	—	5,000,000	-
Total indefinite lived intangibles	5,000,000	—	5,000,000	-
Total	$335,501,801	$53,890,100	$247,407,870	$34,203,831

December 31, 2023:
Crackle Plus content rights	$1,708,270	$1,708,270	$—	$—
Crackle Plus brand value	18,807,004	12,157,467	6,649,537	—
Crackle Plus partner agreements	4,005,714	3,705,285	300,429	—
Distribution network	3,600,000	3,100,000	—	500,000
Locomotive contractual rights	1,206,870	886,767	—	320,103
1091 intangible assets	2,810,000	1,894,444	—	915,556
Redbox - Trade names and trademarks	82,700,000	6,628,240	52,798,000	23,273,760
Redbox - Technology	30,800,000	5,317,606	17,150,000	8,332,394
Redbox - Customer Relationships	177,700,000	16,025,417	160,103,750	1,570,833
Popcornflix brand value	7,163,943	732,789	5,406,154	1,025,000
Total definite lived intangibles	330,501,801	52,156,285	242,407,870	35,937,646
Chicken Soup for the Soul Brand	5,000,000	—	5,000,000	—
Total indefinite lived intangibles	5,000,000	—	5,000,000	—
Total	$335,501,801	$52,156,285	$247,407,870	$35,937,646

Amortization expense was $1.7 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, amortization expense for the next five years is expected be:

2024	$4,274,252
2025	4,157,686
2026	3,429,631
2027	3,429,631
2028	3,173,381
Beyond	15,739,250
Total	$34,203,831

Total goodwill on our Condensed Consolidated Balance Sheets was $120.5 million as of March 31, 2024 and December 31, 2023, respectively, and is comprised of the following:

	March 31, 2024
	Online Networks	Distribution & Production	Redbox
Beginning balance	$93,941,845	$26,552,214	$—
Adjustments	—	—	—
Accumulated impairment losses	—	—	—
Total	$93,941,845	$26,552,214	$—

	December 31, 2023
	Online Networks	Distribution & Production	Redbox
Beginning balance	$155,069,845	$26,552,214	$79,125,998
Adjustments	—	-	(3,352,082)
Accumulated impairment losses	(61,128,000)	—	(75,773,916)
Total	$93,941,845	$26,552,214	$—

There was no impairment recorded related to goodwill and intangible assets in the three months ended March 31, 2024, and 2023, respectively.

During 2023, the Company recorded a $380.8 million impairment charge principally for goodwill and intangibles principally related to its Redbox acquisition. At December 31, 2023 the Company qualitatively determined there was no additional impairment condition related to its goodwill and intangibles. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Note 10 – Leases

At March 31, 2024, the following amounts were recorded on the Condensed Consolidated Balance Sheets relating to our operating and finance leases.

	March 31,	December 31,
	2024	2023
Right-of-Use Assets
Operating lease right-of-use assets	$10,011,506	$10,721,375

Lease Liabilities:
Operating lease liabilities	$12,578,201	$13,570,976

Finance Lease cost
Amortization of right-of-use assets	$506,427	$1,743,370
Interest of lease liabilities	79,632	172,888
Total finance lease cost	$586,059	$1,916,258

	March 31,	December 31,
	2024	2023
Operating leases
Weighted average remaining lease term	4.9 years	5.0 years
Weighted average discount rate	12%	12%
Finance Leases
Weighted average remaining lease term	2.6 years	2.6 years
Weighted average discount rate	6%	6%

As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Upon transition to ASC Topic 842, the Company used the incremental borrowing rate on January 1, 2022 for all operating leases that commenced prior to that date. We have operating leases primarily for office space. Lease costs are generally fixed, with certain contracts containing escalations in the lessors’ annual costs. During fiscal year 2023, certain leases were modified due to non-payment of rent which triggered remeasurement and reduction of lease liability and right-of-use assets. At March 31, 2024, the Company is in default of its primary office leases, distribution center lease and car fleet lease, providing the ability for lessors to evict the Company from its premises or repossess the vehicles.

For the three months ended March 31, 2024, and 2023, rent expense including short-term leases was $1.8 million. Operating lease expense included in rent expense was $1.1 million and $1.2 million respectively. Cash paid for amounts included in operating lease liabilities was $0.5 million as of March 31, 2024.

The expected future payments relating to our operating and finance lease liabilities at March 31, 2024 are as follows:

	Operating	Financing
Remainder of 2024	$7,332,251	$1,660,122
2025	2,415,894	1,970,200
2026	2,104,048	1,622,365
2027	1,643,022	564,814
2028	1,495,221	—
Thereafter	3,735,105	—
Total minimum payments	18,725,541	5,817,501
Less amounts representing interest	6,147,340	604,316
Present value of minimum payments	$12,578,201	$5,213,185

Note 11 – Debt

Debt, net for the periods presented was as follows:

	March 31,	December 31,
	2024	2023
HPS term	$395,809,587	$382,911,682
HPS revolving loan	97,290,457	94,070,501
Notes due 2025	44,855,900	44,855,900
Film acquisition advances	27,280,211	29,105,770
MUFG Union Bank film financing facility	5,819,470	5,969,896
Other debt	5,766,064	5,477,912
Total gross debt	576,821,689	562,391,661
Less: debt issuance costs and discounts	(14,970,683)	(16,186,461)
Total debt, net	561,851,006	546,205,200
Less: current portion	(130,957,993)	(34,588,027)
Total long-term debt, net	$430,893,013	$511,617,173

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

Since August 11, 2022, the Company has elected to add PIK interest accrued on the outstanding debt, resulting in an increase to the Senior Facilities. The total outstanding debt had a net book value of $493.1 million ($395.8 million under the term loan and $97.3 million under the revolving credit facility). The total PIK interest of approximately $87.3 million has been deferred and compounded and added to the principal balance including an additional $16.1 million during the three months ended March 31, 2024. Since February 2024, the Company no longer has a PIK election. See Note 17, Subsequent Events for recent developments related to the HPS credit agreement.

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

We entered into certain agreements, including a forbearance agreement and an amendment to the HPS credit facility, in April 2024  collectively providing for a mutual forbearance from prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of these transactions, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm. See Note 17 under the section of Subsequent Events for additional information.

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

Letters of Credit

Under the HPS Credit Agreement, the Company has a letter of credit arrangement to provide for the issuance of standby letters of credit. The arrangement supports the collateral requirements for insurance claims and is good for one year to be renewed annually if necessary. The letter of credit is cash-collateralized at 105% in the amount of $2.9 million as of March 31, 2024. The Company’s letter of credit arrangements collateral is classified as restricted cash and reflects balances of $2.9 million as of March 31, 2024 and December 31, 2023.

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

The 9.50% Notes are not secured by any of our assets. As a result, the Notes are effectively subordinated to all of our existing and future secured indebtedness, such as any new loan facility or other indebtedness to which we grant a security interest, including our film acquisition advances and our MUFG Bank, LTD film financing facility. See Note 17, Subsequent Events for recent developments related to the 9.50 Notes.

Film Acquisition Advances: Great Point Media Limited

On August 27, 2020, the Company entered into a Film Acquisition Advance Agreement with Great Point Media Limited (“GPM”). GPM advanced to the Company $10.2 million of acquisition advances on August 28, 2020 (the “Acquisition Advance”) and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to the agreement, GPM has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. The Company pays the SPV on a quarterly basis adjusted gross receipts generated on each of the assigned productions during the two-year term of the agreement, until the SPV has recouped the full Acquisition Advance for each of the productions together with interest and additional participation amounts on gross receipts generated by the productions. The Acquisition Advance bears interest at 10% per annum compounded monthly on the amount outstanding. In the event the SPV has not recouped the full Acquisition Advance from gross receipts generated within the two-year contractual term, the Company shall pay the remaining balance outstanding, if any, by no later than January 14, 2023. As of March 31, 2024 and December 31, 2023, the outstanding principal balance was $6.4 million. Subsequently, the facility was amended such that the remaining balance is payable the later of when defined contractual receipts are collected or when loan is fully repaid by the Company. All other terms shall remain unaffected. As of March 31, 2024, the loan is past due and accruing interest at a default rate of 15%.

Film Acquisition Advances: Media Entertainment Partners

In January 2022, the Company began entering into individual film acquisition advance agreements with Media Entertainment Partners (“MEP”). Under the agreements, MEP financed the Company $33.1 million of acquisition advances and may, directly, or through affiliated entities, fund additional acquisition advances in the future. Pursuant to an arrangement, MEP has formed a US-based special purpose vehicle (the “SPV”), which has been assigned the territorial licenses and distribution rights in certain films and productions owned or to be acquired by Screen Media Ventures Inc., CSSE’s wholly owned subsidiary. Generally, the Company will pay the SPV on a quarterly basis over 30 months the advance plus interest at 12% per annum compounded monthly on the amount outstanding. Under the distribution agreement with the SPV, after Screen Media Venture’s recoupment, the SPV is entitled to receive a profit participation in the net receipts of the film and, provides Screen Media Venture a bargain purchase option to reacquire the film rights after 6 years. As of March 31, 2024 and December 31, 2023, the outstanding balance was $20.9 million and $22.7 million, respectively.

MUFG Bank, LTD Film Financing Facility

On December 29, 2020, Redbox Entertainment, LLC entered into a four-year, $20 million film financing facility with MUFG Bank, LTD (formerly known as Union Bank) (the “Union Film Financing Facility”). The facility is used exclusively to pay for minimum guarantees, license fees and related distribution expenses for original content obtained under the Company’s Redbox Entertainment label. On April 15, 2022, Redbox agreed, pursuant to the Voting and Support Agreement, to (i) permanently reduce a portion of the Union Revolving Credit Facility in an amount equal to $10.6 million (and the Company made such reduction) and (ii) among other agreements, refrain from borrowing under the Union Film Financing Facility without the consent of Aspen and Redwood Holdco, LP (other than with respect to certain scheduled borrowings and borrowings to cover interest, fees and expenses). There is no additional availability under the Union Film

Financing Facility as of December 31, 2022. Borrowings outstanding under the Union Film Financing Facility as of March 31, 2024 and at December 31, 2023 was $5.8 million and $5.9 million respectively.

Borrowings under the Union Film Financing Facility bear interest at either the alternate base rate or SOFR (based on an interest period selected by the Company of one month, three months or nine months) in each case plus a margin. The alternate base rate loans bear interest at a per annum rate equal to the greatest of (i) the base rate in effect on such date, (ii) the federal funds effective rate in effect on such day plus 0.50%, and (iii) daily one month SOFR plus 1.10%. The film financing facility borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus an applicable margin. The borrowing interest rate for the Union Film Financing Facility was 8.19% as of March 31, 2024. In addition to paying interest on outstanding principal under the Union Film Financing Facility, the Company is required to pay a commitment fee at 0.50% per annum to the lenders in respect of the unutilized commitments thereunder.

As of March 31, 2024, the expected aggregate maturities of debt for each of the next five years are as follows:

Remainder of 2024	$31,773,092
2025	147,261,869
2026	1,458,257
2027	396,328,471
2028	—
Beyond	—
Total	$576,821,689

Note 12 – Put Option Obligation

As part of the additional purchase price for the Sonar Entertainment, Inc business acquisition, the Company issued a 5% interest in CSS AVOD, Inc. and a Put Option that, if exercised, requires the Company to repurchase these shares of CSS AVOD, Inc. from the investor for $11,500,000 in cash. The Put Option was exercisable, with 60 day’s written notice, by the investor at any time during a three-year period commencing on October 8, 2022 and expiring on October 7, 2025 (“Put Election Period”). In February 2023, MidCap Financial Trust exercised their Put Option resulting in the Put Price of $11,500,000 payable by May 2023, in exchange for Midcap’s Financial Trust’s 5% interest in CSS AVOD. As of March 31, 2024, the outstanding amount under the amended payment agreement is past due. Upon payment, the Company will own 100% of CSS AVOD. See Note 1 for additional information.

As of March 31, 2024, the 5% interest in CSS AVOD, Inc. consists of the following,

March 31,
2024
Put Option Obligation	$3,693,337
Noncontrolling Interests	100,000
Total	$3,793,337

Note 13 – Income Taxes

For the three months ended March 31, 2024 and 2023, the Company’s effective income tax rate was 0.1% and (2.3%), respectively, which differed from the federal statutory rate of 21.0% primarily due to the Company’s valuation allowance and state income taxes. The Company evaluates its net deferred tax assets on a quarterly basis to determine if they can be realized and establishes a valuation allowance when it is more likely than not that all or a portion of the net deferred tax asset may not be realized. At March 31, 2024, the Company maintains its determination to record a full valuation allowance against its net deferred tax assets. This reflects the ongoing determination, based on available objective evidence, that it is more likely than not that certain deferred tax assets will not be realized due to insufficient taxable income in the current or carryforward periods under existing tax laws.

Note 14 – Related Party Transactions

Chicken Soup For The Soul Productions, LLC

Chicken Soup For The Soul Productions LLC (“CSS”) is the parent and controlling stockholder of the Company. At March 31, 2024, CSS directly owns 100% of the Company’s Class B common stock and 3,739,703 shares of the Company’s Class A common stock. On a combined basis CSS has an ownership interest of 35.1% of the total outstanding common stock and 79.2% control of the voting power of the Company. CSS is controlled by Mr. William J. Rouhana, Jr., the Company’s CEO. The Company has agreements with CSS and its affiliated companies that provide the Company with access to important assets and resources including key personnel and office space. The assets and resources provided are included as a part of a management services agreement and a license agreement, where combined, the Company pays 10% of its net revenue earned to CSS. Beginning in August 2022 until certain conditions are met, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

In March of 2023, the Company entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our Company of shares of our Class A common stock. The Company has issued an aggregate of 2,096,688 shares of Class A common stock to CSS under the modification as of March 31, 2024, of which 70,761 shares (or $0.2 million) was for the three months ended March 31, 2024. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.  As of March 31, 2024, an aggregate of $9.8 million of future management and license fees will be offset by the issuance of Class A common stock to CSS in the periods after March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recorded management and license fees of $1.2 million and $7.8 million, respectively.

Due To/From Affiliated Companies

The Company is part of CSS’s central cash management system whereby payroll and benefits are administered by CSS and the related expenses are charged to its subsidiaries and funds are transferred between affiliates to fulfill joint liquidity needs and business initiatives. Settlements fluctuate period over period due to timing of liquidity needs. As of March 31, 2024 and December 31, 2023, the intercompany payable, with affiliated companies is as follows:

	March 31,	December 31,
	2024	2023
Due to affiliated companies	$5,132,562	$5,537,842
Total due to/due from affiliated companies	$5,132,562	$5,537,842

Other Related Parties

In the ordinary course of business, the Company is involved in transactions with certain minority shareholders of a consolidated subsidiary related to licensing of television and film programming properties. For the three months ended March 31, 2024 and 2023, no revenue was recognized. At March 31, 2024 and December 31, 2023, the Company had accounts receivable from these parties of $3.5 million.

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

As of March 31, 2024, the Company had $162.5 million of content obligations, comprised of $47.7 million in film library acquisition obligations, $67.5 million of programming obligations and $47.3 million of accrued participation costs.

As of December 31, 2023, the Company had $161.9 million of content obligations, comprised of $46.0 million in film library acquisition obligations, $67.6 million of programming obligations and $48.3 million of accrued participation costs.

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. Based on those contractual arrangements, generally, the Company is committed but is not contractually liable to transfer any financial consideration until final delivery and acceptance has occurred. These commitments are expected to be fulfilled in the normal course of business. Additionally, the Company licenses minimum quantities of theatrical and direct-to-video titles under licensing agreements with certain movie content providers. The total estimated content commitments under the terms of the Company’s distribution and license agreements in effect as of March 31, 2024 is presented in the following table:

	Total	2024	2025 and thereafter
Minimum estimated content commitments	$25,865,517	$25,865,517	$—

Acquisition of Sonar Assets

The Company owes contingent consideration related to the acquisition of Sonar of $5.1 million at March 31, 2024. The liability is an estimate and is payable upon the collection of receipts from defined receivables, noncontracted TV business receipts and profit participations on a slate of development projects. See Note 12 for additional information.

Legal and Other Matters

The Company is currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor and governmental payments because of the capital shortfalls. We are a defendant in numerous commercial actions claiming breach of contract and other causes, including breach of contract relating to the content relationships, company leases, and advertising relationships.

BBC v. Screen Media and CSSE, New York Court- In this action, Plaintiff filed an arbitration for unpaid dues and claimed approximately $9 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of March 31, 2024, was approximately $7.4 million. CSSE has filed a counter claim against BBC that substantially offsets the alleged claim for breach of contract.

SPHE Scan Based Trading v. CSSE, Redbox and Crackle Plus, California Court - In this action, Plaintiff filed an arbitration for unpaid dues and claimed up to $30 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of March 31, 2024, was approximately $23.8 million, the low end of the range of our estimate of loss.

Universal City Studios v. Redbox, Superior Court of Los Angeles County, California - In this action, Plaintiff filed suit for unpaid dues and claimed up to $16.8 million including accruing interest and attorney fees. This matter is currently on-going, and the claim is adequately accrued under this agreement as of March 31, 2024.

We entered into certain agreements, including a forbearance agreement and an amendment to the HPS credit facility, in April 2024  collectively providing for a mutual forbearance from the prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. See Note 17 Subsequent Events for additional information.

While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term (as more generally described in Note 1 under the section entitled “Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern” and Note 17 “Amendment to HPS Credit Facility ”), we will be able to settle material litigations, defend those for which we have a defense, complete tax payments and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions or settle or defend all such cases in a manner that avoids continued operational and economic consequences that harm our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

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

Note 16 – Stockholders’ Equity

Authorized Shares

The total authorized shares of 200,000,000, are comprised of 140,000,000 million shares of Class A common stock, 20,000,000 share of Class B common stock and 40,000,000 shares of preferred stock, of which, 10,000,000 are classified as Series A preferred stock.

Treasury Stock

The total authorization under the Company’s stock repurchase program is $30,000,000. At March 30, 2024, the Company had $3,474,299 of authorization remaining under the stock repurchase program. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares of Class A Common Stock.

Series A Preferred Stock, Dividends in Arrears

Monthly dividends of $0.2031 per share were declared on the Series A Preferred Stock to the holders of record for each of the three months ended March 31, 2024, and 2023, totaling $4.2 million and $3.0 million, respectively. The Board of Directors has temporarily suspended future cash payments of these monthly dividends and as of the date of this filing, $7.0 million was accrued in arrears.

At the Market Offerings and Private Placements

During the three months ended March 31, 2024, the Company did not sell any preferred stock. During the three months ended March 31, 2023, the Company completed the sale of an aggregate of 617,182 shares of Series A preferred stock, generating net proceeds of $ $10,657,282.

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

Shares Issued In Lieu of Payment

During the three months ended March 31, 2024 and 2023, the Company issued to its parent (CSS), an aggregate of 70,761 shares of Class A common stock in lieu of $215,815 cash, and 1,131,148 shares in lieu of $3,450,500 cash, respectively, for fees due under the CSS Management Agreement and the CSS License Agreement. See Note 14, for more information.

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

As of March 31, 2024, the Company did not sell shares of Class A common stock to Lincoln Park. As of December 31, 2023 the Company sold 500,000 shares of Class A common stock to Lincoln Park for net proceeds of $1,470,000.

Warrants

Warrant activity for the three months ended March 31, 2024 is as follows:

						Weighted
					Weighted	Average
					Average	Remaining
	Outstanding			Outstanding	Exercise	Contract
Warrants	at December 31, 2023	Issued	Exercised	at March 31, 2024	Price	Term (Yrs.)
Class Z	123,109	—	—	123,109	12.00	0.25
CSSE Class I	800,000	—	—	800,000	8.13	0.12
CSSE Class II	1,200,000	—	—	1,200,000	9.67	0.12
CSSE Class III-A	380,000	—	—	380,000	11.61	0.12
CSSE Class III-B	1,620,000	—	—	1,620,000	11.61	0.12
Redbox Public (CSSEL) (1)	1,039,183	—	—	1,039,183	132.18	2.57
Redbox Private (1)	339,065	—	—	339,065	132.18	2.57
Total	5,501,357	—	—	5,501,357	$32.75	0.73

(1)	The number of warrants is shown on an as converted basis based on exchange ratio of 0.087, the gross warrants are 11,944,627 public and 3,897,303 private.

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

As both the terms of the Private and Public warrants are substantively the same, the Company has determined to use the fair market value of the Public warrants to value all of the warrants. At the time of initial recording the warrants, they were valued at $2.52 per warrant or approximately $3.5 million. As of March 31, 2024 and December 31, 2023, the fair market value of the warrants was $0.01 or $8,454 and $0.01 or $9,923, respectively. For the three months ended March 31, 2024, the Company recognized a gain of $1,378 on the change of in fair value of the warrant liabilities in Other income (expense), net in the Company’s Consolidated Statements of Operations.

Note 17 – Subsequent Events

Amendment to HPS Credit Facility

On April 29, 2024, Chicken Soup for the Soul Entertainment, Inc. (the “Company”) entered into an agreement that allows it to raise $175 million of additional working capital prior to June 6, 2024 from two financing parties and to make a $75 million loan prepayment under our HPS credit facility.

Redbox Automated Retail, LLC (“Redbox Borrower”, and together with the Company, the “Borrowers”), the other guarantors listed on the signature pages thereto (the “Guarantors”, and together with the Borrowers, the “Loan Parties”) entered into an Agreement (the “Agreement”) with the Lenders to the Credit Agreement (as defined below) listed on the signature pages thereto and HPS Investment Partners, LLC, in its capacity as administrative agent and collateral agent (in such capacities, the “Agent”) under the amended and restated credit agreement, dated as of August 11, 2022, among the Borrowers, the Lenders and the Agent, as amended, restated, supplemented or otherwise modified by that certain first amendment, dated as of April 29, 2024 (the “Amendment”, and as the same may be further amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).

Pursuant to the terms of the Agreement, the Company intends to consummate certain strategic transactions for which it has signed term sheets that have been reviewed with the Lenders, including the sublicensing of material video content assets and one or more sales leaseback transactions with targeted aggregate gross proceeds of at least $175 million. If the Company is able to successfully consummate these transactions in their entirety, it is obligated to utilize $75 million of the net proceeds thereof prior to June 6, 2024, to pay down amounts owed under the Credit Agreement (the “Initial Paydown”). Until at least June 6, 2024 (the period beginning on April 29, 2024, and ending on such date, as it may be extended, the “Initial Period”) the Agent will forbear from acting on any events of default existing as of the commencement of the Initial Period as well as certain prescribed defaults that may arise during the Initial Period (as same may be extended as described below).

If the Company timely makes the Initial Paydown, and complies with the Agreement and the Credit Agreement, the Initial Period will be extended until September 30, 2024 (the “Extended Period”). During the Extended Period, the Company intends to engage in additional strategic transactions. If, during the Extended Period, the Company makes an additional paydown of the principal amount under the Credit Agreement in an amount pre-agreed with the Agent, the remainder of the principal and interest under the Credit Agreement, constituting a material reduction of the principal and interest outstanding, will be fully terminated and all claims by the Agent against the Company waived and released. In connection with the Agreement, the Company has released the Agent and the Lenders from all claims it may have had against them under the Credit Agreement, subject to certain limited exceptions described in the Agreement.

Additionally, the Company has agreed to implement certain amendments to its organizational documents. Under these amendments, so long as the Credit Agreement remains in effect, the Company’s board of directors shall include two (2) additional directors who are not employees or equity holders of the Company, or any affiliates or family members thereof (the “Additional Independent Directors”), that are nominated by the board of directors of the Company and approved by Lenders having loans outstanding under the Credit Agreement that represent more than 50% of the all loans outstanding thereunder at such time. In connection with these provisions, the Company’s board has voted to increase the size of the board from 9 to 11 members and appointed the two Additional Independent Directors, effective as of May 3, 2024. The Company also is amending its certificate of incorporation and bylaws (as well as the organizational documents of its subsidiaries) to embody the foregoing requirements, as well as certain other governance provisions that are not expected to impact the control structure or operations of the Company in any way during the Initial Period or the Extended Period. The Company has also identified a Chief Restructuring Officer, who shall have no duties or role in connection with the Company for so long as the Initial Period and the Extended Period continue. Such Chief Restructuring Officer will not assume a role with the Company if the Company satisfies the obligations under the Credit Agreement.

The holder of the majority of the outstanding voting power of the Company’s Class A common stock and Class B common stock, voting as a single class, and the holder of the majority of the outstanding voting power of the Company’s Class B common stock, voting as a separate class, has approved these amendments by written consent. The Company will file and mail an Information Statement on Schedule 14C to its stockholders and the amendment to the Certificate of Incorporation of the Company will be effected in accordance with the requirements of Regulation 14c-2 under the Securities Exchange Act of 1934, as amended. The amendments to the Company’s bylaws became effective on April 29, 2024. The Company also agreed to certain reporting modifications that will remain in effect until the Credit Agreement is terminated.  See our Current Report on Form 8-K filed on May 3, 2024, for additional information.

9.5% Notes due July 2025 Are in Default

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

On April 30, 2024, the Company failed to make its March 30, 2024 quarterly interest payment of $1.1 million on its 9.5% Notes due July 2025 within the 30 day cure period, which constitutes an Event of Default under the bond indenture. Under the indenture, if an Event of Default has occurred and is continuing, the trustee or the holders of not less than 25% in principal amount of the Notes may declare the entire principal amount of all the Notes to be due and immediately payable.

This is called a declaration of acceleration of maturity. In certain circumstances, a declaration of acceleration of maturity may be canceled by the holders of a majority in principal amount of the Notes if  (1) we have deposited with the trustee all amounts due and owing with respect to the Notes (other than principal that has become due solely by reason of such acceleration) and certain other amounts, and (2) any other Events of Default have been cured or waived.

As of the date of this filing, the Company has not received a notice from the trustee of an acceleration event.  The Company is working with the trustee and intends to make the first quarter interest payment by the end of the second week of June, including any default interest, and intends to make the second quarter interest timely.  At April 30, 2024, there is $44.9 million of gross debt subject to potential acceleration.  Additionally, under the HPS amended Credit Facility described elsewhere, the Company has secured a waiver of cross default.

Nasdaq Delisting Notice

On March 25, 2024, the Company received a staff determination from The Nasdaq Stock Market (“Nasdaq”) to delist the Company’s securities from the Nasdaq Capital Market (the “Staff Determination”). As disclosed previously, the Company received three separate notices from Nasdaq advising the Company that it is not in compliance with certain Nasdaq listing requirements. The notices include the failure of our Class A common stock to trade at or above the Nasdaq required minimum $1 threshold for 30 consecutive days, maintain a public float above $5M on its Class A common stock (CSSE) and maintain equity of $10 million. The Company appealed the Staff Determination on April 1, 2024 and has a hearing on May 21, 2024. The hearing request will stay the delisting of the Company’s securities pending the appeal and the Company’s securities will continue to be listed on the Nasdaq Capital Market until a decision is made. In the meantime, the Company is considering various strategic options to remedy its noncompliance with Nasdaq Listing Rules described above. If the Company is not be able to cure and meet the listing requirements with Nasdaq its Class A common stock (CSSE), 9.75% Series A Cumulative Redeemable Preferred Perpetual Stock (CSSEP), Common Stock Purchase Warrant (CSSEL) and 9.50% Notes due 2025 (CSSEN) may cease to be publicly traded on the Nasdaq Global Market. In such event, the Company intends to list such securities on another Nasdaq market, although there can be no assurance the Company will meet the criteria of any other market or will be able to secure listing thereon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 19, 2024 (“Form 10-K”), as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our report on Form 10-K and Item 1A of this Form 10-Q, for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Important factors that may affect our actual results include:

●	Substantial doubt exists regarding our ability to continue as a going concern and we are in default on various debt and leases agreements. If we are unable to satisfy specific conditions under our forbearance agreement with our principal lender that, if fulfilled will result in termination of our indebtedness thereto at a substantial discount, or if we are unable to secure material additional financing from new sources, we may be required to seek relief and protections under United States federal bankruptcy laws.
●	We may and continue to incur losses in the operation of our business.
●	Although we have entered into a forbearance agreement with our principal lender, if we fail to fulfill all the conditions required thereunder, the current forbearance period would end, and such lender would pursue its available remedies and claims against us.
●	We are currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor and content supplier payments because of our capital shortfalls. Terminations of content supplier and vendor contracts will need to be reinstated or alternative sources secured. Interruptions in our ability to provide our video-on-demand products and our service to our customers could damage our reputation, which could have a material adverse effect on us.
●	Difficult conditions in the economy generally and our industry specifically resulting from the COVID 19 pandemic may cause interruptions in our operations, a slow-down in the production or acquisition of new content, and changes in demand for our products and services, which may have a material adverse effect on our business operations and financial condition.
●	Competition could have a material adverse effect on our business, financial condition and results of operations.
●	We have received a delisting notice from Nasdaq for our securities and although we have appealed, such appeal may not prove successful, which would limit the liquidity for our securities.
●	Our failure to pay recent dividends on our Series A preferred stock, which dividends continuing to accrue.
●	Our failure to pay interest on our publicly traded bonds, which could result in the acceleration of all obligations thereunder
●	The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.
●	The continued loss of key personnel, including our executive officers, could have a material adverse effect on us.
●	Our inability to maintain access to key third-party service providers could have a material adverse effect on us.
●	The market price and trading volume of our securities may be volatile.
●	We are required to make continuing payments to our affiliates, which may reduce our cash flow and profits. Additionally, conflicts of interest may arise between us and our affiliated companies and we have waived rights for monetary damages in the event of such conflicts.
●	We may not be able to secure necessary financing in the near term to satisfy material capital needs of our company, including assets backed borrowings, accounts receivable factoring financings, other financings, asset sales or other strategic alternatives, to service payables and other operating costs in the ordinary course of business, including content agreements, as maybe needed in the near term.
●	Impairments or other write-downs of our asset values, including with respect to our intellectual property, which could impair our ability to borrow against assets or otherwise monetize our assets.

●	Downward revisions to, or withdrawals of, our credit ratings by third-party rating agencies; and
●	Our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

Overview

Chicken Soup for the Soul Entertainment provides premium content to value-conscious consumers. The Company is one of the largest advertising-supported video-on-demand (AVOD) companies in the US, with three flagship AVOD streaming services: Redbox, Crackle and Chicken Soup for the Soul. In addition, the company operates Redbox Free Live TV, a free ad-supported streaming television (FAST) service with approximately 130 channels as well as a transactional video-on-demand (TVOD) service, and a network of approximately 27,000 kiosks across the U.S. for DVD rentals. To provide original and exclusive content to its viewers, the company creates, acquires, and distributes films and TV series through its Screen Media and Chicken Soup for the Soul TV Group subsidiaries. The company’s best-in-class ad sales organization (formerly known as Crackle Plus) is now known to advertisers as Crackle Connex, a sales platform of unique scale and differentiated reach. Crackle Connex combines the ad inventory of our owned-and-operated networks and inventory with other premium AVOD partners who have chosen us to represent them in the marketplace. Across Redbox, Crackle, Chicken Soup for the Soul and Screen Media, the Company has access to many thousands of content assets. Chicken Soup for the Soul Entertainment is a subsidiary of Chicken Soup for the Soul, LLC, which publishes the famous books series and produces super-premium pet food under the Chicken Soup for the Soul brand name.

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

The acquisition of Redbox in August 2022 added another established brand and leading home entertainment provider to the Chicken Soup for the Soul Entertainment portfolio of companies. For over 20 years, Redbox has focused on providing U.S. customers with the best value in entertainment and the most choice in how they consume it, through physical media and/or digital services. Through its physical media business, consumers can rent or purchase new-release DVDs and Blu-ray Discs® from its nationwide network of approximately 27,000 self-service kiosks. In the recent past, Redbox transformed from a pure-play DVD rental company to a multi-faceted entertainment company, providing additional value and choice to consumers through multiple digital products across a variety of content windows. The Redbox digital business includes Redbox On Demand, a TVOD service offering digital rental and purchase of new release and catalog movies; Redbox Free On Demand, an AVOD service providing free movies and TV shows on demand; and Redbox Free Live TV, a FAST service providing consumers access to approximately 130 linear channels. Chicken Soup for the Soul Entertainment also generates revenue through its Redbox Service business by providing installation, merchandising and break-fix services to other kiosk operators, and via Crackle Plus, selling third-party display advertising within Redbox’s mobile app, website, and e-mails, as well as display and digital advertising at the kiosk.

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

For the three months ended March 31, 2024 and 2023, our net revenue was approximately $27.4 million and $109.6 million, respectively. Our Adjusted EBITDA for three months ended March 31, 2024 and 2023 was $(19.1) million and $20.1 million, respectively. As described below in “Use of Non-GAAP Financial Measure”, we use Adjusted EBITDA as an important metric for management of our business.

Use of Non-GAAP Financial Measure

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We use a non-GAAP financial measure to evaluate our results of operations and as a supplemental indicator of our operating performance. The non-GAAP financial measure that we use is Adjusted EBITDA. Adjusted EBITDA (as defined below) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC under the Securities Act of 1933, as amended. Due to the significance of non-cash, cash and non-recurring expenses recognized during three months ended March 31, 2024 and 2023, and the likelihood of material non-cash, cash and non-recurring, and acquisition related expenses to occur in future periods, we believe that this non-GAAP financial measure enhances the understanding of our historical and current financial results as well as provides investors with measures used by management for the planning and forecasting of future periods, as well as for measuring performance for compensation of executives and other members of management. Further, we believe that Adjusted EBITDA enables our board of directors and management to analyze and evaluate financial and strategic planning decisions that will directly affect operating decisions and investments. We believe this measure is an important indicator of our operational strength and performance of our business because it provides a link between operational performance and operating income. It is also a primary measure used by management in evaluating companies as potential acquisition targets. We believe the presentation of this measure is relevant and useful for investors because it allows investors to view performance in a manner similar to the method used by management. We believe it helps improve investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different capital structures or tax rates. In addition, we believe this measure is also among the primary measures used externally by our investors, analysts and peers in our industry for purposes of valuation and comparing our operating performance to other companies in our industry.

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

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the effects of preferred dividend payments, or the cash requirements necessary to fund;
●	Although amortization and depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such future replacements;
●	Adjusted EBITDA does not reflect the effects of film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights;
●	Adjusted EBITDA does not reflect the impact of stock-based compensation upon our results of operations;
●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expense (benefit) or the cash requirements to pay our income taxes;
●	Adjusted EBITDA does not reflect the impact of acquisition related expenses; and the cash requirements necessary;
●	Adjusted EBITDA does not reflect the impact of other non-recurring, infrequent in nature and unusual income and expenses, including acquisition related cash participation payments received and other fee income items generated in normal course of business practices; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
●	In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation.

Reconciliation of Unaudited Results to Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to our unaudited net loss for the periods presented:

	Three Months Ended March 31,
	2024	2023

Net loss available to common stockholders	$(52,902,178)	$(58,577,133)
Preferred dividends	4,202,371	3,012,591
Net loss attributable to noncontrolling interests	(35,782)	(127,662)
Income tax (benefit) provision	—	1,214,151
Other taxes	74,107	252,879
Interest expense(a)	21,839,172	16,666,259
Film library amortization and related costs(b)	1,677,838	40,875,543
Share-based compensation expense(c)	294,872	914,571
Expense for bad debt and video returns	337,743	1,157,703
Amortization and depreciation(d)	3,888,532	11,183,717
Other non-operating income, net(e)	(474,516)	(694,690)
Non-cash settlement of management and licensing fees	215,822	3,450,000
Transitional expenses and other non-recurring costs(f)	1,831,191	747,105
Adjusted EBITDA	$(19,050,828)	$20,075,034

(a)	Includes amortization of deferred financing costs of $1,215,778 and $1,188,451 for the three months ended March 31, 2024 and 2023, respectively.
(b)	Includes film library amortization, film library revenue shares and participation costs, theatrical release costs as well as amortization for certain program rights and impairment of content assets. Includes impairment of content assets of $0 for the three months ended March 31, 2024 and 2023.
(c)	Represents expense related to common stock equivalents issued to certain employees and officers under the Long-Term Incentive Plan. In addition to common stock grants issued to employees, directors, and consultants.
(d)	Includes depreciation and amortization of intangibles, property and equipment and amortization of technology expenditures included in operating costs.
(e)	Other non-operating income is primarily comprised of interest income earned on cash deposits, other non-operating income including settlements, and changes to fair market value of warrants.
(f)	Includes legal, consulting, accounting, and other non-recurring operating and transaction related expenses, primarily associated with business combinations. Costs include non-recurring payroll and redundant or non-recurring costs including technology, marketing, and certain overhead.

Recent Developments

Amendment to HPS Credit Facility

On April 29, 2024, Chicken Soup for the Soul Entertainment, Inc. (the “Company”) entered into an agreement that allows it to raise $175 million of additional working capital prior to June 6, 2024 from two financing parties and to make a $75 million loan prepayment under our HPS credit facility.

Redbox Automated Retail, LLC (“Redbox Borrower”, and together with the Company, the “Borrowers”), the other guarantors listed on the signature pages thereto (the “Guarantors”, and together with the Borrowers, the “Loan Parties”) entered into an Agreement (the “Agreement”) with the Lenders to the Credit Agreement (as defined below) listed on the signature pages thereto and HPS Investment Partners, LLC, in its capacity as administrative agent and collateral agent (in such capacities, the “Agent”) under the amended and restated credit agreement, dated as of August 11, 2022, among the Borrowers, the Lenders and the Agent, as amended, restated, supplemented or otherwise modified by that certain first amendment, dated as of April 29, 2024 (the “Amendment”, and as the same may be further amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).

Pursuant to the terms of the Agreement, the Company intends to consummate certain strategic transactions for which it has signed term sheets that have been reviewed with the Lenders, including the sublicensing of material video content assets and one or more sales leaseback transactions with targeted aggregate gross proceeds of at least $175 million. If the Company is able to successfully consummate these transactions in their entirety, it is obligated to utilize $75 million of the net proceeds thereof prior to June 6, 2024, to pay down amounts owed under the Credit Agreement (the “Initial Paydown”). Until at least June 6, 2024 (the period beginning on April 29, 2024, and ending on such date, as it may be extended, the “Initial Period”) the Agent will forbear from acting on any events of default existing as of the commencement of the Initial Period as well as certain prescribed defaults that may arise during the Initial Period (as same may be extended as described below).

If the Company timely makes the Initial Paydown, and complies with the Agreement and the Credit Agreement, the Initial Period will be extended until September 30, 2024 (the “Extended Period”). During the Extended Period, the Company intends to engage in additional strategic transactions. If, during the Extended Period, the Company makes an additional paydown of the principal amount under the Credit Agreement in an amount pre-agreed with the Agent, the remainder of the principal and interest under the Credit Agreement, constituting a material reduction of the principal and interest outstanding, will be fully terminated and all claims by the Agent against the Company waived and released. In connection with the Agreement, the Company has released the Agent and the Lenders from all claims it may have had against them under the Credit Agreement, subject to certain limited exceptions described in the Agreement.

Additionally, the Company has agreed to implement certain amendments to its organizational documents. Under these amendments, so long as the Credit Agreement remains in effect, the Company’s board of directors shall include two (2) additional directors who are not employees or equity holders of the Company, or any affiliates or family members thereof (the “Additional Independent Directors”), that are nominated by the board of directors of the Company and approved by Lenders having loans outstanding under the Credit Agreement that represent more than 50% of the all loans outstanding thereunder at such time. In connection with these provisions, the Company’s board has voted to increase the size of the board from 9 to 11 members and appointed the two Additional Independent Directors, effective as of May 3, 2024. The Company also is amending its certificate of incorporation and bylaws (as well as the organizational documents of its subsidiaries) to embody the foregoing requirements, as well as certain other governance provisions that are not expected to impact the control structure or operations of the Company in any way during the Initial Period or the Extended Period. The Company has also identified a Chief Restructuring Officer, who shall have no duties or role in connection with the Company for so long as the Initial Period and the Extended Period continue. Such Chief Restructuring Officer will not assume a role with the Company if the Company satisfies the obligations under the Credit Agreement.

The holder of the majority of the outstanding voting power of the Company’s Class A common stock and Class B common stock, voting as a single class, and the holder of the majority of the outstanding voting power of the Company’s Class B common stock, voting as a separate class, has approved these amendments by written consent. The Company will file and mail an Information Statement on Schedule 14C to its stockholders and the amendment to the Certificate of Incorporation of the Company will be effected in accordance with the requirements of Regulation 14c-2 under the Securities Exchange Act of 1934, as amended. The amendments to the Company’s bylaws became effective on April 29, 2024. The Company also agreed to certain reporting modifications that will remain in effect until the Credit Agreement is terminated.  See our Current Report on Form 8-K filed on May 3, 2024, for additional information.

9.5% Notes due July 2025 Are in Default

On April 30, 2024, the Company failed to make its March 30, 2024 quarterly interest payment of $1.1 million on its 9.5% Notes due July 2025 within the 30 day cure period, which constitutes an Event of Default under the bond indenture. Under the indenture, if an Event of Default has occurred and is continuing, the trustee or the holders of not less than 25% in principal amount of the Notes may declare the entire principal amount of all the Notes to be due and immediately payable. This is called a declaration of acceleration of maturity. In certain circumstances, a declaration of acceleration of maturity may be canceled by the holders of a majority in principal amount of the Notes if  (1) we have deposited with the trustee all amounts due and owing with respect to the Notes (other than principal that has become due solely by reason of such acceleration) and certain other amounts, and (2) any other Events of Default have been cured or waived.

As of the date of this filing, the Company has not received a notice from the trustee of an acceleration event.  The Company is working with the trustee and intends to make the first quarter interest payment by the end of the second week of June, including any default interest, and intends to make the second quarter interest timely.  At April 30, 2024, there is $44.9 million of gross debt subject to potential acceleration.  Additionally, under the HPS amended Credit Facility described elsewhere, the Company has secured a waiver of cross default.

Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern

There is substantial doubt about our ability to continue as a going concern and this could materially impact our ability to obtain capital financing and the value of our common and preferred stock. See Note 1 for additional information.

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

In March 2023, we entered into a modification of the CSS Management Agreement and CSS License Agreement pursuant to which (a) $3.45 million of the aggregate fees under the CSS Management Agreement and CSS License Agreement that have been earned by CSS in the first quarter of 2023 and (b) 25% (or $12.75 million) of the next $51 million of such fees that will be earned by CSS after April 1, 2023 shall be paid through the issuance by our company of shares of our Class A common stock. We have issued 2,096,688 shares of Class common stock as of March 31, 2024. The shares that shall become issuable in the future under clause (b) shall be issued each fiscal quarter as such fees are earned at a fixed price of $3.05 per share.

Beginning in August 2022, under the terms of the HPS Credit Facility, the 10% fee as it relates to Redbox’s net revenues is applied to certain limited revenue categories.

Merger and Transaction Costs

Our merger and transaction costs are mostly consulting, advisory and legal expenses that are non-recurring directly related to mergers and acquisitions.

Interest Expense

Our interest expense is principally for interest paid on our HPS Senior Credit Facilities, our 9.50% Notes Due July 2025, Union Revolver, film acquisition advances and capital leases. See Note 11 and Note 17 to our unaudited financial statements for a description regarding the terms of our debt, and recent developments.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2023

Management believes that the first quarter financial results do not represent the future operating potential of the Company. During the quarter ended March 31, 2024, the Company’s revenues were down significantly due to the on-going impact of its diminished working capital position. With no new title releases to the Redbox kiosks or the Redbox TVOD service, and with a lack of new film releases to distribute to third party customers, these parts of our business were down significantly.  Additionally, the Company did not enter into any normal library licensing transactions in the quarter, as the lack of liquidity had a negative impact on the commercial terms being offered for such transactions. Instead, management chose to enter into short-term library licensing transactions to provide interim liquidity ahead of the projected closing $175 million in financings in June 2024.  Management believes that it will have sufficient liquidity from the contemplated financings to drive significant and ongoing growth in each of these areas of the business, along with the advertising supported business, although, as indicated elsewhere, there can be no assurance the proposed financings will close on the terms expected or at all.

Revenue

The following table presents revenue by revenue source for the three months ended March 31, 2024 and 2023 and for the period-over-period dollar and percentage changes:

	Three Months Ended March 31,
		% of		% of	Change
	2024	Revenue	2023	Revenue	Period over Period
Revenue:
VOD and streaming	$10,376,549	38%	$34,611,586	32%	$(24,235,037)	(70)%
Retail	15,451,555	56%	32,259,454	29%	(16,807,899)	(52)%
Licensing and other	1,567,840	6%	42,728,253	39%	(41,160,413)	(96)%
Net revenue	$27,395,944	100%	$109,599,293	100%	$(82,203,349)	(75)%

Our net revenue decreased by $82.2 million or 75% for the three months ended March 31, 2024, compared to 2023.

VOD and streaming revenue decreased $24.2 million or 70% for the three months ended March 31, 2024, compared to 2023. The change is primarily related to a decrease of $18.2 million in lower TVOD and licensing revenues to digital streamers as well as a decrease in advertising revenue of $2.8 million compared to prior year.  Note, there were no new Redbox TVOD titles in the first quarter of 2024.

Retail revenue which is entirely from the Redbox line of business, for the three months ended March 31, 2024 decreased  by $16.8 million or approximately 52% reflecting lower rental volume from our inability to stock theatrically released titles in the kiosk, resulting from no new title releases for our customers.  We expect to continue experiencing a lower level of kiosk rentals through the second quarter and into the future until such time that we are able to obtain new titles, as well as, stock titles of consequence on a consistent basis.  Growth in kiosk rental revenues in the future is dependent on an increase in the number of theatrical releases and an increase in box office, but also by the consistent weekly cadence of theatrical releases and the size of our kiosk rental network. The future size of our kiosk rental network is dependent on the growth of new retail partners, our retention of existing retail partners and our on-going efforts to rationalize our kiosk footprint to maximize efficiency.

Licensing and other revenue decreased $41.2 million or 96% for the three months ended March 31, 2024. The decrease is primarily related to a $42 million international licensing agreement in 2023.

Costs & Expenses

The following table presents operating costs line items for the three months ended March 31, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended March 31,
		% of		% of
	2024	Total	2023	Total	Change Period over Period
Operating:
Content amortization and other costs	$6,988,101	25%	$62,233,931	65%	$(55,245,830)	(89)%
Revenue share and partner fees	1,107,645	3%	2,638,194	3%	(1,530,549)	(58)%
Distribution and platform costs	20,291,250	71%	31,434,243	33%	(11,142,993)	(35)%
Total operating	$28,386,996	100%	$96,306,368	100%	$(67,919,372)	(71)%

Our operating costs decreased by $67.9 million for the three months ended March 31, 2024.

The decrease in Content amortization and other costs is consistent with lower revenues year over year. A decrease of $40.9 million principally related to lapping a significant library licensing deal in the first quarter of 2023 and fewer distribution titles released in 2024 and $14.3 related to lower rentals across Redbox’s physical and TVOD businesses.

Revenue share and partner fees are lower by $1.5 million due to a lower volume of advertising revenue in the quarter.

The decrease in distribution and platform costs of $11.1 million principally relates to $7.9 million reduction in RedBox related costs due to a reduction in RedBox revenues.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expense line items for the three months ended March 31, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items:

	Three Months Ended
	March 31,		Change
	2024	2023	Period over Period
Compensation expense	$12,385,465	$21,515,687	$(9,130,222)	(42)%
Share-based compensation	294,871	914,571	(619,700)	(68)%
Professional fees	3,403,854	1,857,104	1,546,750	83%
Other operating expenses	5,195,401	8,476,189	(3,280,788)	(39)%
Total Selling, General and Administrative Expenses	$21,279,591	$32,763,551	$(11,483,960)	(35)%

Compensation expense decreased by $9.1 million primarily due to reduced headcount year over year, as well as no incentive compensation expense being recorded in 2024.

The decrease in share-based compensation expense of $0.6 million was due to lower share-based compensation expenses related to forfeits and expired grants with no new grants being issued during 2023 and in the three months ended March 31, 2024.

Professional fees increased due to higher legal fees related to increased volume of litigation year over year and costs associated with our strategic initiatives.

Other operating expenses decreased by $1.5 million in the three months ended March 31, 2024 compared to 2023, in line with the Company’s cost-cutting initiatives.

Amortization and Depreciation

	Three Months Ended March 31,		Change
	2024	2023	Period over Period
Amortization and depreciation	$3,888,532	$11,183,717	$(7,295,185)	(65)%

Amortization and depreciation expense decreased by $7.3 million principally due to the impairment charge taken in third quarter of 2023, principally related to its acquisition of Redbox.

Management and License Fees

	Three Months Ended March 31,		Change
	2024	2023	Period over Period
Management and license fees	$1,211,758	$7,852,141	$(6,640,383)	(85)%

The management and license fees decreased $6.6 million or 85% for the three months ended March 31, 2024 due to the decrease in eligible revenue growth over the comparable quarter.

Interest Expense

Interest expense increased $5.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is related to a higher average outstanding debt balance as well as higher interest rates during 2024, primarily driven by the HPS debt increase due to our ability to PIK the interest through February 11, 2024, and as well as, a higher level of film acquisition advances and other debt. Note, under the April revision to our amended HPS Credit Facility, the Company is not required to make cash interest payments during the forbearance period.

Other Non-Operating Income, net

Other non-operating income, net decreased $0.2 million for the three months ended March 31, 2024 as compared to 2023.

Provision for Income Taxes

The Company’s provision for income taxes consists of federal and state taxes in amounts necessary to align our tax provision to the effective rate that we expect for the full year. Our effective rate is impacted primarily by the Company’s full valuation allowance and state income taxes. The tax provision recorded for the three months ending March 31, 2024 and 2023, was $0.0 million and $1.2 million, respectively. See Note 13 for more information.

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

Based on the Company’s financial position at March 31, 2024, history of recurring losses and negative operational cash flows, along with debt maturities and interest payments in the next 12 months, we reviewed the Company’s ability to continue as a going concern and have concluded that there is not sufficient cash flows and substantial doubt exists about the ability of the Company to continue as a going concern. See Note 1 for additional information.

In April 2024 we entered into an agreement with HPS that allows us to raise $175 million of additional working capital prior to June 6, 2024, from two financing parties and to make a $75 million loan prepayment under our HPS credit facility. If we are successful, the agreement with HPS allows us to raise further capitalization transactions until September 30, 2024, that if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. We are pressing forward expeditiously and assertively with documentation of these transactions, and pressing to finalize all documents necessary to make these transactions and resolutions happen. However, we cannot assure you that the underlying disputes will ultimately be resolved in a manner that is satisfactory to us or which does not cause us material harm. See the Amendment to HPS Credit Facility section under Recent Developments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

As of March 31, 2024, we had cash and cash equivalents of $4.9 million, which includes $4.6 million of restricted cash. Our total gross debt outstanding was $561.8 million as of March 31, 2024, of which $44.9 million is comprised of outstanding principal under our 9.50% Notes due 2025, $493.1 million under our HPS Credit Facility, $5.8 million under our MUFG Union Bank film financing facility, $20.9 million on our film acquisition advances, and $5.2 million for capital leases and other debt financing. We are not in compliance with the majority of our credit and lease facilities and have received default notices, which would allow for the acceleration of debt, eviction from premises or repossession of vehicles, but none have taken action as of the date of filing. See Note 17, Subsequent Events, Note 10 Leases and Note 11 Debt, in the accompanying notes to our consolidated financial statements.

Debt, net of debt issuance costs, increased $15.6 million primarily due to an increase in HPS loans driven by paid-in kind interest of $16.1 million, offset by a paydown of film acquisition advances of $1.8 million. The amount of principal due in the next twelve months is approximately $130.9 million. See Note 11, Debt, in the accompanying notes to our consolidated financial statements.

We have declared monthly dividends of $0.2031 per share on our Series A Preferred Stock to holders of record as of each month end for each of the three months ended March 31, 2024 and 2023, totaling $4.2 million and $3.0 million, respectively. In January 2024, the Board of Directors suspended future cash payments of monthly dividends on our Series A Preferred Stock, which will continue to accrue into the future.

As of March 31, 2024, we had $162.5 million in content obligations, comprised of $47.7 million of film library acquisition obligations, $67.5 million of programming obligations and $47.3 million of accrued participation costs. We have $25.9 million of off-balance sheet commitments and contingent considerations. See Note 15, Commitments & Contingencies in the accompanying notes to our consolidated financial statements.

Cash Flows

Our cash and cash equivalents balance were $4.9 million as of March 31, 2024 and $3.3 million as of December 31, 2023.

Cash flow information for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Cash (used in) provided by:
Operating activities	$(502,728)	$(16,067,197)
Investing activities	$(702,435)	$(441,300)
Financing activities	$2,709,961	$3,412,429

Operating Activities

Net cash used by operating activities was $0.5 million and $16.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $15.6 million in cash used in operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 was primarily due to a $15.1 million increase in net loss adjusted for the exclusion of non-cash items offset by a $30.7 million increase related to the effect of changes in operating assets and liabilities.

The net loss adjusted for the exclusion of non-cash items was approximately $24.5 million for the three months ended March 31, 2024 as compared to a net loss adjusted for the exclusion of non-cash items of $9.4 million for the three months ended March 31, 2023. The increase in the net loss adjusted for non-cash items was primarily due to a $7.0 million decrease in net loss offset by a $22.1 million decrease in net non-cash items driven by a decrease in content asset amortization, amortization and depreciation of intangibles, property, and equipment, plus decrease in non-cash payment of management and licensing fees, offset by non-cash additions to long term debt.

The effect of changes in operating assets and liabilities was an increase of $24.0 million for the three months ended March 31, 2024 compared to a decrease of $6.7 million for the three months ended March 31, 2023. The most significant drivers contributing to this increase relate to the following:

• Changes in accounts receivable were primarily driven by decreased revenues, cash received from factoring during the year as well as timing of the payments. Accounts receivable decreased $6.6 million for the three months ended March 31, 2024 as compared to an increase of $37.1 million for the three months ended March 31, 2023. Changes in the content assets were primarily due to decreased premium content investment in our licensed programming rights and our film library. Content assets decreased $0.1 million for the three months ended March 31, 2024 compared to a $9.3 million increase for the three months ended March 31, 2023.

•	Changes in accounts payable, accrued expenses and other payable decreased primarily due to the timing of payments. These costs increased $18.2 million during the three months ended March 31, 2024 compared to a $21.7 million decrease during the three months ended March 31, 2023.

•	Changes in accrued participation costs decreased primarily due to the decreased revenue and decreased production of new content. These costs decreased $1.0 million during the three months ended March 31, 2024 compared to a $17.2 million increase during the three months ended March 31, 2023.

Investing Activities

For the three months ended March 31, 2024, our investing activities had net cash used totaling $0.7 million, compared to $0.4 million used for the three months ended March 31, 2023, for capital expenditures primarily related to our ongoing investments, particularly as it relates to enhancing our technology infrastructure and platforms to support our operations.

Financing Activities

For the three months ended March 31, 2024, our financing activities `provided net cash totaling $2.7 million. This increase was primarily due to the $6.1 million cash inflow from cash advances. The proceeds were offset by payment on film acquisition advances of $2.2 million, paydown of other debts of $0.6 million, payment to affiliated companies of $0.4 million, and payments of our contingent consideration of $0.2 million.

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

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting policies, judgments and estimates other than noted above, since December 31, 2023.

During 2023, the Company recorded a $380.8 million impairment for goodwill and intangibles principally related to its Redbox acquisition. At December 31, 2023 the Company qualitatively determined there was no additional impairment condition related to its goodwill and intangibles. A sustained deterioration in business further, including our inability to consummate additional financings under our strategic initiatives discussed elsewhere, could result in additional impairments in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company from time to time enters into contractual arrangements under which it agrees to commitments with producers and other content providers for the acquisition of content and distribution rights which are in production or have not yet been completed, delivered to, and accepted by the Company ready for exploitation. These commitments are expected to be fulfilled in the normal course of business. For further information, see Note 15 in our unaudited financial statements at March 31, 2024 and our audited consolidated financial statements and accompanying notes included in our report on Form 10-K for the year ended December 31, 2023.

Effect of Inflation and Changes in Prices

The Company has seen impacts of inflation in various areas of its business, including but not limited to, the cost of content, fuel, labor, parts, and insurance. The Company expects to see inflationary pressures continue throughout 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, the Company has interest rate risk related to approximately $498.9 million of variable rate debt that is payable over 30 months to 4 years. A 1% increase in interest rates would increase our annual run-rate interest expense by approximately $5.0 million. We currently do not hedge or have any other programs in place to mitigate this interest rate risk but may engage in a hedging strategy in the future.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q, March 31, 2024, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Controls over Financial Reporting

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

Management is in the process of identifying changes to our internal controls over financial reporting however at this time we cannot conclude that the material weakness has been remediated. As a result, we have concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act based on the exemption for non-accelerated filers with less than $75 million in public float.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is currently subject to numerous litigations and other potential litigations and claims due to unpaid vendor and governmental payments because of the capital shortfalls. We are a defendant in numerous commercial actions claiming breach of contract and other causes, including breach of contract relating to the content relationships, company leases, and advertising relationships.

BBC v. Screen Media and CSSE, New York Court- In this action, Plaintiff filed an arbitration for unpaid dues and claimed approximately $9 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of March 31, 2024, was approximately $7.4 million. CSSE has filed a counter claim against BBC that substantially offsets the alleged claim for breach of contract.

SPHE Scan Based Trading v. CSSE, Redbox and Crackle Plus, California Court - In this action, Plaintiff filed an arbitration for unpaid dues and claimed up to $30 million including accruing interest and attorney fees. This matter is currently on-going and balance due and accrued under this agreement as of March 31, 2024, was approximately $23.8 million, the low end of the range of our estimate of loss.

Universal City Studios v. Redbox, Superior Court of Los Angeles County, California - In this action, Plaintiff filed suit for unpaid dues and claimed up to $16.8 million including accruing interest and attorney fees. This matter is currently on-going, and the claim is adequately accrued under this agreement as of March 31, 2024.

We entered into certain agreements, including a forbearance agreement and an amendment to the HPS credit facility, in April 2024 collectively providing for a mutual forbearance from the prosecution of bilateral claims of default and rights by both our principal lender and our company pending consummation of certain refinancing and further capitalization transactions that, if successful, will result in settlement of all obligations to, and claims by and against, our principal lender, in the coming months. See Note 17 Subsequent Events for additional information.

While we believe that, if we are able to consummate the series of strategic financing transactions that we believe are available to us in the near term (as more generally described in Note 1 under the section entitled “Substantial Doubt Exists Regarding Our Ability To Continue As A Going Concern” and Note 17 “Amendment to HPS Credit Facility ”), we will be able to settle material litigations, defend those for which we have a defense, complete tax payments and promptly reinstitute key relationships, including with our key content producers and suppliers, we ultimately may not be able to consummate all such financing transactions or settle or defend all such cases in a manner that avoids continued operational and economic consequences that harm our business and financial performance. If we are unable to consummate these strategic financing transactions in the near term, we likely will be required to seek relief and protections under United States federal bankruptcy laws.

Other than the items discussed above, we believe that the other matters that the Company is currently subject to litigation are not significant, and, in the opinion of our management, are not likely to have a material adverse effect on the Company in adjudicated or settled in a manner adverse to the Company. Legal proceedings (both existing proceedings and any additional proceedings arising from such defaults) are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, loss of office access, loss of equipment use, and other adverse consequences, and excessive verdicts can result from litigation, and as such, could result in further material adverse impacts on our business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on its business, financial condition, or results of operations in the future..

Item 1A – Risk Factors

We are affected by risks specific to us as well as factors that could affect all businesses, including our desire to operate in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in the “Risk Factors” section of our report on Form 10-K, as amended, for the year ended December 31, 2023.

Although we have an effective forbearance agreement with our principal lender, the forbearance period thereunder is limited and requires us to successfully consummate numerous complex transactions.

Although we have entered into a forbearance agreement with our principal lender, this agreement only provides for a limited period of forbearance during which we must negotiate and consummate certain complex licensing and asset-related financing transactions. While we have entered into term sheets for these transactions, such term sheets are non-binding and the transactions are subject to the negotiation of definitive agreements and thereafter various conditions to closing. Complex transactions involve numerous risks that can result in the terms of such transactions being modified or the transactions failing to close, including general economic risks that are beyond our control. In the event we are unable to consummate these transactions on or prior to June 6, 2024, and pay down at least $75 million of our outstanding obligations with our principal lender, the forbearance period will end, and such lender will be entitled to pursue numerous remedies against our company. In the event we are successful in closing these transactions and making the necessary initial paydown, we would be required to identify, negotiate and consummate other transactions during the period for June 7, 2024, through September 30, 2024, that result in our principal lender receiving a pre-agreed repayment amount. If we are unable to accomplish the foregoing on or prior to September 30, 2024, the principal lender will be entitled to pursue numerous remedies against our company.

We have defaulted under our publicly traded bonds (Nasdaq: CSSEN) which could have adverse consequences to our publicly announced capital initiatives and our company.

We have defaulted on the payment of quarterly interest on our publicly traded bonds (Nasdaq: CSSEN) and have not cured such default within the initially prescribed time. Although we are engaged in discussions with the trustee, the trustee and holders of the bonds currently have available to them all remedies prescribed by the indentures governing the bonds, including the right to demand acceleration of payment of all unpaid principal and interest thereunder, which as of the date hereof is $46.0 million in the aggregate. As part of our publicly announced strategic plan and related capital initiatives, we believe we will be able to fulfill our obligations in the future and repay any accrued and unpaid interest on the bonds, if the bonds are accelerated, such acceleration will cause material harm to our company and could make the execution of our strategic plan and capital initiatives more difficult to achieve and could result in material harm to our financial position.

Item 2 – Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, the Company issued 70,761 shares of Class A common stock to CSS in lieu of contractual management fee payment based on a fixed price of $3.05 per share. The  agreement allows for up to $12.75 million to be paid with shares at a fixed price of $3.05 per share.

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
(Registrant)

/s/ Jason Meier
Jason Meier
Chief Financial Officer (Principal Financial Officer)

/s/ William J. Rouhana, Jr.
William J. Rouhana, Jr.
Chief Executive Officer
Date: May 20, 2024	(Principal Executive Officer)